Form 10-K
period 2012-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2013-02-25
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 22, 2013, there were issued and outstanding 352,593,632 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by The NASDAQ Stock Market LLC, was approximately $2,678,004,640.

DOCUMENTS INCORPORATED
BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of our Proxy Statement:

Document	Part
Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III, Item 10
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

GENERAL
First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation whose principal executive offices are located at 726 Exchange Street, Suite 618, Buffalo, New York, provides a wide range of retail and commercial banking as well as other financial services through its wholly-owned bank subsidiary, First Niagara Bank, N.A. (the “Bank”). The Company is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). At December 31, 2012, we had $36.8 billion of assets, $27.7 billion of deposits and $4.9 billion of stockholders’ equity.
Since 1998, we deployed the proceeds from several stock offerings by making multiple whole-bank and nonbank financial services company acquisitions, acquiring branches, and by opening de novo branches in target markets across Upstate New York and Pennsylvania. This strategy, coupled with our organic growth initiatives, which includes an emphasis on expanding our commercial banking operations and financial services businesses, has resulted in our successful transition from a traditional thrift to a commercial bank.
In April 2011, we acquired all of the outstanding common shares of NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, for total consideration of $1.5 billion, and thereby acquired all of NewAlliance Bank’s 88 branch locations in Connecticut and Western Massachusetts. Under the terms of the merger agreement, each outstanding share of NewAlliance stock was converted into the right to receive either 1.10 shares of common stock of the Company, or $14.28 in cash, or a combination thereof. As a result, NewAlliance stockholders received 94 million shares of Company common stock, valued at $1.3 billion, and cash consideration of $199 million.
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets, and paid a net deposit premium of $772 million.
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about the HSBC Acquisition.
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as policies of the federal government and its regulatory agencies, including the Federal Reserve. We manage our interest rate risk as described in "Interest Rate and Market Risk" in this report, Part II Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

During the third quarter of 2011, the Federal Reserve announced that it intended to keep interest rates low through mid-2013, and take certain actions designed to lower longer-term interest rates, referred to “Operation Twist”.  This action had the impact of flattening the yield curve and reducing the yields on earning assets that are (a) adjustable rate and directly tied to longer term rates, such as certain commercial real estate loan products that we offer, and (b) fixed rate where the rate is based on longer-term rates, such as certain of our residential real estate loan products. In January 2012, the Federal Reserve modified its position to keep low interest rates and extended the time horizon through at least late 2014. The Federal Reserve also announced it will continue its “Operation Twist” initiative by continuing to extend the average maturity of its securities portfolio. In September 2012, the Federal Open Market Committee (“FOMC”) stated its intention to maintain the exceptionally low levels for federal funds rate at least through mid-2015. Such an accommodative stance of monetary policy was designed to continue support to the labor markets and overall economy. The FOMC also announced additional purchases of long-dated agency mortgage-backed securities at the pace of $40 billion each month for an indefinite period which was designed to move longer-term interest rates lower. Additionally, the FOMC decided to continue its program known as “Operation Twist” through the end of the year.
In December 2012, the Federal Open Market Committee (“FOMC”) stated they anticipate that the current exceptionally low federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the FOMC's 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. The FOMC also announced it would continue purchasing additional agency mortgage-backed securities at the pace of $40 billion each month and longer-term Treasury securities initially at a pace of $45 billion per month. Additionally, the FOMC stated it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and, in January, will resume rolling over maturing Treasury securities at auction.
In January 2013, the FOMC met and stated that economic activity has paused in recent months as weather related disruptions offset improvement in household spending and the housing sector. No further actions were taken. These actions will continue to maintain downward pressure on longer-term interest rates, and thus, on the industry net interest margin by; (i) continuing to reduce the yields on earning assets relative to the cost of funding; (ii) causing borrowers to repay their higher-yielding fixed rate loans at a faster rate; and (iii) reducing the rates at which cash flows from these repayments could be reinvested.
First Niagara Bank, N.A.
First Niagara Bank, N.A. was organized in 1870, and is a nationally chartered regional bank providing financial services to individuals, families and businesses. In November 2002, the Bank was converted from a New York State chartered savings bank to a federal charter and in April 2010, the Bank became a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”).
The Bank is positioned as a leading regional bank, with its footprint reaching across Upstate New York, Pennsylvania, Connecticut and Western Massachusetts, providing our retail consumer and business customers with banking services including residential and commercial real estate loans, commercial business loans, consumer loans, wealth management products, as well as retail and commercial deposit products. Additionally, we offer insurance services through a wholly-owned subsidiary of the Bank. As of December 31, 2012, the Bank and all of its subsidiaries had $36.8 billion of assets, $27.7 billion of deposits, and $5.2 billion of stockholder’s equity, employed over 6,200 people, and operated through 430 branches and several financial services subsidiaries.
The Bank’s subsidiaries provide a range of financial services to individuals and companies in our market and service areas. These subsidiaries include: First Niagara Funding, Inc., our real estate investment trust (“REIT”) which primarily originates and holds some of our commercial real estate and business loans; First Niagara Servicing Company, which owns and partially services loans that are collateralized by property in Connecticut; and First Niagara Risk Management, Inc. (“FNRM”), our full service insurance agency, which sells insurance products, including business and personal insurance, surety bonds, life, disability and long-term care coverage. FNRM also provides risk management advisory services such as alternative risk and self-insurance, claims investigation and adjusting services, and third-party administration of self-insured workers’ compensation plans.
OTHER INFORMATION
We maintain a website at www.firstniagara.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are made available, free of charge, on the Investor Relations page on our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). You may also obtain copies, without charge, by writing to our Investor Relations Department, 726 Exchange Street, Suite 618, Buffalo, New York 14210.

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
Our primary lending and deposit gathering areas are generally concentrated in the same areas as our branches. We face significant competition in both making loans and attracting deposits in our markets as they have a high density of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies, and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions. We face additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies, as well as nontraditional competitors such as large retailers offering bank-like products. In addition to the traditional sources of competition for loans and deposits, payment processors and other companies exploring direct peer to peer banking provide additional competition for our products and services. In these marketplaces, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.
We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2012 we operated 430 bank branches, including 205 in Upstate New York primarily located near Buffalo, Rochester, Syracuse and Albany; 129 branches in Pennsylvania primarily located near Philadelphia, Pittsburgh, Erie, and Warren; 85 branches in Connecticut primarily located near New Haven and Hartford; and 11 in Western Massachusetts primarily located near Springfield.

LENDING ACTIVITIES
Our principal lending activity has been the origination of commercial business and real estate loans, and residential mortgage loans to commercial and retail customers generally located within our primary market and service areas.
Our Commercial business is positioned for continuing success with best-in-class service. Our footprint provides ample opportunity for growth and our strategy seeks to capitalize on our commercial business scale by driving organic growth, investing in infrastructure, and expanding our product set. We are focused on providing a full range of services to our commercial banking clients through a regional, decentralized approach with plans to invest further in healthcare capabilities, use asset based lending opportunities for access to broader markets and industries, enhance our leasing capability, lead more syndicated transactions, and leverage our risk management products to further increase fee income.
Our Retail business is focused on acquiring core deposit relationships from consumer and small business customers. These core deposit relationships provide a low cost of funds and are the cornerstone of household profitability. Our Retail business is also focused on consumer finance, offering an array of products including residential mortgage loans, home equity loans, and our recent expansion of credit card and indirect auto loan products.
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
As part of our strategic initiatives to fully service our larger corporate clients generally located within our primary market and service areas, we look to strengthen our commercial business relationships by offering not only larger loans, but more and better solutions. This includes products and services such as standby letters of credit, cash management, foreign exchange, remote deposit capture, merchant services, wire transfers, lock-box, business credit and debit cards, and online banking.
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
Commercial Real Estate and Multi-family Lending
We originate commercial real estate loans secured predominantly by first liens on apartment buildings, office buildings, shopping centers, and industrial and warehouse properties. Our current policy with regard to these loans is to minimize our risk by emphasizing geographic distribution within our primary market and service areas and diversification of these property types.

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
We continue to emphasize commercial real estate and multi-family lending because of the higher interest rates, relative to expected losses, associated with this asset class. Commercial real estate and multi-family loans, however, carry more risk as compared to residential mortgage lending, because they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. Additionally, the payment experience on loans that are secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. To help manage this risk, we have put in place concentration limits based upon property types and maximum amounts that we lend to an individual or group of borrowers. In addition, our policy for commercial lending generally requires a loan-to-value (“LTV”) ratio of 75% or lower on purchases of existing commercial real estate and 80% or lower on purchases of existing multi-family real estate. For construction loans, the maximum LTV ratio varies depending on the project, however it generally does not exceed the lesser of 75% to 80% LTV based on property type or 80% of cost.

Residential Real Estate Lending
We originate mortgage loans to enable our customers to finance residential real estate, both owner occupied and non-owner occupied, in our primary market and service areas. We offer traditional fixed-rate and adjustable-rate mortgage (“ARM”) products that have maturities up to 30 years, and maximum loan amounts determined by market generally up to $2.5 million.
We generally have sold newly originated conventional 15 to 30 year fixed-rate loans as well as FHA insured and VA guaranteed loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. We intend to continue to hold the majority our newly originated ARMs in our portfolio, but will occasionally sell these loans to FNMA, FHLMC, or wholesale lenders. Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor. Loans with LTVs in excess of 80% are required to carry mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.
We offer ARM products secured by residential properties. These ARMs have terms generally up to 30 years, with rates that generally adjust annually after three, five, or seven years. After that initial fixed rate period of time, the interest rate on these loans is reset based upon a spread or margin above a specified index (e.g., LIBOR). Our ARM loans are generally subject to limitations on interest rate increases and decreases of up to 2% per adjustment period and a total adjustment of up to 6% over the life of the loan. These loans generally require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.
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

Home Equity Lending
We offer fixed-rate, fixed-term, monthly and bi-weekly payment home equity loans ("HELOANs"), and prime-based variable rate home equity lines of credit (“HELOCs”) within our market footprint. These products typically allow customers to borrow up to 85% of the appraised value of the collateral property (including the first mortgage) with a maximum loan amount generally no greater than $500 thousand. Our fixed-rate home equity loans generally have repayment terms up to 30 years. Our “Ultraflex” home equity line of credit product allows borrowers a 10 year draw period with a 20 year repayment period to follow. During the draw period, customers may elect a five year interest only payment option followed by a five year principal and interest period or pay principal and interest for all 10 years. Additionally, this product offers an option allowing customers to convert portions or all of their variable rate line balances to a fixed rate loan. Customers may have up to three fixed rate loans within their line of credit at one time.

Consumer Loans
We offer a variety of consumer loans ranging from fixed-rate installment loans to variable rate lines of credit, including personal secured and unsecured loans, automobile loans, and overdraft lines of credit. Terms of these loans range from six months to 72 months and typically do not exceed $50 thousand. Secured loans are generally collateralized by vehicles, savings accounts, or other non real estate assets. Unsecured loans, lines of credit, and credit cards are generally only granted to our most creditworthy customers. Consumer loans can generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly.

Indirect Automobile Lending

We purchase motor vehicle retail installment sales contracts relating to new or used automobiles and light and medium-duty trucks from dealers who regularly originate these third party installment sales contracts. The contracts are sold and assigned to us pursuant to the terms of an approved dealer agreement. When a customer purchases a vehicle from a dealer, the customer and the dealer determine the contract amount, loan term, payment terms, and interest rate to be charged subject to our current program limits. We pay the dealer proceeds as determined by the itemization of the amount financed once all required disclosures and stipulations have been met by the dealer.

Each applicant for a motor vehicle loan request is evaluated based on our underwriting standards, which are intended to assess the applicant's ability and willingness to repay, along with the adequacy of the financed vehicle as collateral. Depending on the applicant's credit bureau score, the amount advanced under any motor vehicle loan generally will not exceed 80% to 115% of either the vehicle's Manufacturer's Suggested Retail Price for new vehicles or the vehicle's retail value stated in the most recently published National Automobile Dealers Association Official Used Car Guide for used vehicles, plus taxes, title and license fees on the financed vehicle. In addition, we may also finance certain products as part of a motor vehicle loan, including credit life, accident and health insurance, GAP insurance, service contracts, mechanical breakdown protection insurance, theft deterrent products, and maintenance agreements. The maximum term for any motor vehicle loan is 75 months, depending on the applicant's credit bureau score and age of the financed vehicle.

Credit Cards

We originate a variety of different credit card products to provide our customers flexible and accommodating borrowing options. A large portion of our credit card customers were acquired as part of the HSBC Branch Acquisition and were not underwritten by us at origination. All credit card products are open-ended lines of credit with variable interest rates and line sizes generally ranging from $500 to $50 thousand. Certain products offer rewards associated with usage that can be redeemed for a variety of pre-determined products and services. These lines of credit are unsecured (except for our Secured product offering) and are generally granted to our more creditworthy customers.

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
Allowance for Loan Losses
We establish our allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. We determine our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. We further segregate these segments between our originated loans and acquired loans. Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans. A detailed description of our methodology for calculating our allowance for loan losses is included in “Critical Accounting Policies and Estimates” filed herewith in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Private Client Services
Our PCS Group utilizes a comprehensive approach to wealth management incorporating wealth planning, investment management, fiduciary, risk management, credit and banking services for our customers. Revenue from PCS is primarily comprised of investment fees, estate settlement fees and credit and banking revenue paid by our clients. Investment fees are based on the current market value of assets under management, the amount of which is impacted by fluctuations in stock and bond market prices. Estate settlement fees are based on the total market value of real and personal property settled. Credit and banking revenue is primarily generated from interest income earned on commercial and consumer loans. PCS offers wealth management services to manage client funds utilizing various third party investment vehicles including separately managed accounts, bonds, exchange traded funds and mutual funds.
First Niagara Investment Services
FNIS offers wealth management, retirement planning, education funding and wealth protection products and services to our mass, mass affluent and small business clients. Through a third party broker dealer relationship we offer vehicles including stocks, bonds, mutual funds, annuities, life insurance, long term care insurance, and advisory products. The planning services and products we offer are distributed through our branch network using Financial Advisors and Licensed Sales Professionals.
Revenue from investment and insurance products consists of commissions and fee income paid by our clients, investment managers, and third party product providers. New business activity and the corresponding income that is earned can be affected by fluctuations in stock and bond market prices, the development of new products, interest rate fluctuations, commodity prices, regulatory changes, the relative attractiveness of investment products offered under current market conditions, and changes in the investment patterns of our clients.

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
We invest in U.S. Government and agency securities, municipal bonds, corporate debt obligations, asset-backed securities (“ABS”) collateralized by consumer and commercial loans such as student loans, credit cards, floor plan, and auto leases or loans, collateralized loan obligations (“CLOs”) backed by corporate loans and other types of structured financing, small business administration pooled loans, mortgage-backed securities and collateralized mortgage obligations (“CMOs”) issued and guaranteed by the FNMA, FHLMC, Government National Mortgage Association (“GNMA”), or non-agency issued and backed by residential conventional “whole loans” or commercial real estate loans.
Our investment strategy generally utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall credit risk, interest rate risk, and liquidity position. To accomplish these objectives, we focus on investments in mortgage related securities, including CMOs, and other structured products. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives at purchase in excess of seven years.
Consistent with our investment strategy laid out at the time of our HSBC Branch Acquisition announcement, we began purchasing ABS and CLOs in the fourth quarter of 2011 and increased our portfolio allocation to Commercial Mortgage Backed Securities. The strategy represented the commercial and consumer types of credits that normally would be included in an acquisition but were not included with the HSBC branches. From that point we have allocated investment portfolio cash flows in the same portfolio allocation percentages.
As of December 31, 2012, our investment portfolio's largest component is residential mortgage-backed securities. In addition, we have diversified the portfolio with commercial mortgage-backed securities, asset-backed securities, collateralized loan obligations and corporate bonds. A portion of the cash flow received from securities is used to fund loan growth rotating the balance sheet to fewer securities and more loans. Purchases made will generally be re-deployed into the same investment component, keeping the mix of the portfolio relatively unchanged.

SOURCES OF FUNDS
Deposits and borrowed funds, primarily FHLB advances and repurchase agreements, are the primary sources of funds we use in lending, investing, and other general purposes. In addition, we receive repayments on and proceeds from our sales of loans and securities, and cash flows from our operations. We have available lines of credit with the FHLB of New York, Federal Reserve Bank (“FRB”), and commercial banks, which can provide us liquidity if the above funding sources are not sufficient to meet our short-term liquidity needs.
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
Borrowed Funds
We utilize borrowings to manage the overall maturity of our liabilities and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms, and with our commercial and municipal customers. Our strategy is to use wholesale borrowings as a funding source based upon levels of our loans, investments, and deposits. Wholesale borrowings may also be used as an alternative to higher acquisition cost money market deposit accounts.

SEGMENT INFORMATION
Information about our business segments is included in Note 18 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” We have identified two business segments: banking and financial services. Our financial services activities consist predominantly of insurance sales. All of our other activities are considered banking.

SUPERVISION AND REGULATION
General
The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting shareholders. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on us and the Bank. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies, cannot be predicted but may have a material effect on our business and results.
We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We have not elected to become a financial holding company and thus are not entitled to the broader powers granted to those entities under the BHC Act. As a bank holding company, we are subject to inspection, examination and supervision by the Federal Reserve. In general, the BHC Act limits the business of bank holding companies that are not financial holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the Federal Reserve has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto under the BHC Act. Under the BHC Act a bank holding company that is not a financial holding company may not acquire 5% or more of the voting stock of any company engaged in activities other than these activities, and a bank holding company may not in any event, without prior Federal Reserve approval, acquire 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company.
We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “FNFG” and is subject to NASDAQ rules for listed companies. Our fixed-to-floating rate perpetual non-cumulative preferred stock, series B is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “FNFG PRB” and is subject to NYSE rules for listed companies.
The Bank is a national banking association organized under the National Bank Act. As a national bank, the Bank is subject to regulation and examination by the OCC and the Federal Deposit Insurance Corporation (the “FDIC”). Insured banks, including the Bank, are subject to extensive regulation of many aspects of their business. These regulations relate to, among other things: (i) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (ii) types and amounts of other investments; (iii) branching; (iv) permissible activities; (v) reserve requirements; and (vi) dealings with officers, directors and affiliates. In addition, the Bank is subject to regulation by the Consumer Financial Protection Bureau (the “CFPB”). The CFBP has responsibility for implementing, examining, and enforcing compliance with Federal consumer protection laws.
Regulatory Reforms
The events of the past several years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. While several rules under the Dodd-Frank Act have been implemented, the full implication of the Dodd-Frank Act for our businesses will depend to a large extent on the manner in which all rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. We continue to monitor the rule-writing activity of the regulatory agencies and to analyze the impact of rules adopted under Dodd-Frank on our businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

Similar and other reforms have been considered by other regulators and policy makers worldwide. Particularly important are reforms to regulation of capital and liquidity initiated through the Basel Committee on Banking Supervision (the “Basel Committee”), discussed further below. We will continue to assess our businesses and risk management and compliance practices to conform to developments in the regulatory environment.
Capital Requirements
General Risk-Based Capital Rules

As a bank holding company, the Company is subject to consolidated regulatory capital requirements administered by the Federal Reserve. The Bank is subject to similar capital requirements administered by the OCC. The Federal banking agencies' risk-based capital rules applicable to all bank holding companies and banks, which they refer to as their “general risk-based capital rules”, are based upon the Basel Committee's 1988 capital accord, referred to as “Basel I”. These rules are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet obligations. Under these rules, bank holding companies and banks, which together we are referring to as “banking organizations”, are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A banking organization's capital, in turn, is classified in one of two tiers, depending on type:

•
Tier 1 (or Core) Capital. Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets.

•
Tier 2 (or Supplementary) Capital. Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

Under the general risk-based capital rules, banking organizations are currently required to maintain Tier 1 capital and “Total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as letters of credit).
The Dodd-Frank Act requires that the risk-based capital requirements and leverage requirements (discussed below) that apply to insured depository institutions act as a minimum, or “floor”, for capital required of bank holding companies such as the Company. Among other things, going forward this will preclude us from including in Tier 1 capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010. We have not issued any trust preferred securities since that date and have no outstanding cumulative preferred stock under Dodd-Frank. Our existing trust preferred securities are grandfathered as Tier 1 capital as our consolidated assets were less than $15 billion on December 31, 2009.
Advanced Approaches Risk-Based Capital Rules
In 2004, the Basel Committee published a new capital framework, referred to as “Basel II”, to replace Basel I. Basel II provides three approaches for setting capital standards for credit risk - “foundation” and “advanced” internal ratings-based approaches tailored to individual institutions' circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than provided in Basel I or in the Federal banking agencies' general risk-based capital rules. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. The Federal banking agencies only adopted Basel II's advanced approaches, and only for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (“advanced approaches- banks"). They refer to their Basel II based rules as their “advanced approaches risk-based capital rules”. Basel II currently does not apply either to the Company or the Bank.

The NPRs - Basel III and the New Standardized Approach
In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. In June 2012, the Federal banking agencies issued three notice of proposed rulemakings (“NPRs”) that would substantially revise the agencies' existing capital rules (both general and advanced approaches). The three NPRs would (i) implement the Basel III capital framework for U.S. bank holding companies and banks with total consolidated assets of $500 million or more (including by redefining the components of capital and establishing higher minimum percentages for applicable capital ratios), (ii) substantially revise the agencies' general risk-based capital rules for all banking organizations with a new “standardized approach” to make them more risk sensitive, and (iii) enhance the risk sensitivity of risk-based capital rules for advanced approaches banks. As we have less than $250 billion in assets and less than $10 billion in foreign exposures, we are not subject to the requirements of advanced approach banks. As proposed by the NPRs, the five year phase-in periods for the new ratios and the components of capital would have become effective January 1, 2013 with the standardized approach rules set to become effective on January 1, 2015. In November 2012, the agencies stated that any of the proposed rules for new ratios and components of capital that would have become effective on January 1, 2013 had been delayed, but did not specify the effectiveness date that would apply for the new ratios and components of capital or the impact of the delay on the effectiveness date of the changes to the calculation of risk weighted assets. If these rules preserve the Basel III implementation schedule, they would be fully phased-in by January 1, 2019.
The NPRs would implement Basel III for U.S. banking organizations largely as proposed by the Basel Committee as an international standard. Among other things, they would (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations.
The NPRs also implement changes to thresholds for the federal banking agencies' prompt corrective action rules. In addition to the changes for the thresholds, bank organizations will be required to hold levels exceeding the well capitalized levels to avoid constraints on dividends, equity repurchases and compensation. When fully phased in, the NPRs will require banks to maintain:

•
as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); and

•
a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation).

The capital conservation buffer is applicable to banks following the standardized approach as well as advanced approaches banks and is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The NPRs, like Basel III, also provide for a “countercyclical capital buffer” applicable to advanced approaches banks, generally to be imposed when bank regulatory agencies determine that excess aggregate credit growth has become associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5% for advanced approaches banks). As we are not an advanced approach bank, we are not subject to the countercyclical capital buffer.
The NPRs, like Basel III, provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. In addition, the NPRs provide for full deduction of trust preferred securities from Tier 1 capital, including those previously grandfathered by the Dodd-Frank Act.
The NPRs' provisions relating to the standardized approach would amend the agencies' general risk-based capital rules and replace the risk-weighting categories currently used to calculate risk-weighted assets in the denominator of capital ratios with a broader range of risk-weighting categories that are intended to be more risk sensitive. The new risk weights for the standardized approach generally range from 0% to 600% as compared to the risk weights of 0% to 100% in the agencies'

existing general risk-based capital rules. Higher risk weights would apply to a variety of exposures, including certain securitization exposures, residential mortgages, and equity exposures. Compared with the general risk-based capital rules, the risk weighting changes likely to have most significance for the Company and the Bank are the increased risk-weights for home equity loans.
Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity. The current requirements and the Company's actual capital levels are detailed in Note 11 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”
Leverage
Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The existing rules require a minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the relevant Federal banking agency's risk-adjusted measure for market risk. All other banking organizations are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by the relevant Federal banking agency. Under the Federal banking agency's capital NPRs, all banking organizations would be required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by a relevant regulatory authority. Although Basel III includes as a new international standard a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures, the NPRs apply the Basel III leverage ratio only to advanced approaches banks.
Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high quality liquid assets equal to the entity's expected net cash outflow for a 30 day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. In January 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, approved amendments to the LCR to expand the range of eligible assets and refine assumed inflow and outflow rates to reflect actual experience in times of stress. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one year time horizon. These requirements will incent banking organizations to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, with a minimum LCR of 60% required by 2015 gradually increasing to 100% by 2019. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018.
These new standards are subject to further rulemaking (including determinations as to which banking organizations will be subject to them) and their terms may well change before implementation. Although the Federal banking agencies' capital NPRs propose rules to implement the Basel III capital framework for U.S. banking organizations (discussed above under “Capital Requirements”), the agencies have not yet proposed rules to implement Basel III's liquidity framework.
Stress Test Rules
In October 2012, the Federal Reserve and OCC announced publication of their final rules regarding company run stress testing of capital as required by Dodd-Frank.  The stress test rules are the only component of the Proposed SIFI Rules (described below under “Proposed SIFI Rules”) that have been finalized to date. The rules will require covered institutions with average total consolidated assets greater than $10 billion, including the Company and the Bank, to conduct an annual company run stress test of capital, consolidated earnings and losses under one base and stress scenarios provided by the agencies. The first date on which institutions with total consolidated assets between $10 billion and $50 billion are required to submit to the agencies their company-run stress tests is March 31, 2014 using data as of September 30, 2013 and scenarios released by the agencies in November 2013. Public disclosure of our results is required beginning with our company-run stress tests using data as of September 30, 2014. A summary of those stress test results will be required in June 2015.
Proposed SIFI Rules

Dodd-Frank directed the Federal Reserve to enact enhanced prudential standards applicable to bank holding companies with total consolidated assets of $50 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. A banking organization is deemed to have met the $50 billion asset criterion based on the average of the company's total consolidated assets as reported on its four most recent quarterly reports to the Federal banking agencies. We refer to such entities as “systemically important financial institutions”. Dodd-Frank mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions. In December 2011, the Federal Reserve issued for public comment a notice of proposed rulemaking, which we refer to as the “Proposed SIFI Rules,” establishing enhanced prudential standards responsive to these provisions for:

•	risk-based capital requirements and leverage limits;

•	stress testing of capital;

•	liquidity requirements;

•	overall risk management requirement; and

•	single counterparty credit exposure limits.

Although the Proposed SIFI Rules generally apply to bank holding companies with total consolidated assets of $50 billion or more as stated above, two of their provisions - stress testing of capital and certain risk management requirements - apply to bank holding companies as well as banks with $10 billion or more but less than $50 billion of total consolidated assets, including the Company and the Bank. As discussed above under “Stress Test Rules”, the stress test rules are the only component of the Proposed SIFI Rules that have been adopted. Upon performance of the stress testing of capital required under the Dodd-Frank Act, banking organizations are expected to maintain capital above each minimum regulatory capital ratio and above a tier 1 common ratio of five percent. We are monitoring developments with respect to the remaining Proposed SIFI Rules because of their potential application to us if our total consolidated assets reach $50 billion or more.
Prompt Corrective Action Regulations
The Federal Deposit Insurance Act, as amended (“FDIA”), requires the Federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. Under existing rules, a depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. The U.S. banking agencies' capital NPRs, discussed above under “Capital Requirements”, would amend the prompt corrective action requirements in certain respects, including adding a CET1 risk-based capital ratio as one of the metrics (with a minimum 6.5% ratio for well-capitalized status) and increasing the Tier 1 risk-based capital ratio required for each of the five capital categories for FDIC-insured banks, including an increase from 6.0% to 8.0% to be well-capitalized).
The current requirements and the actual levels for the Bank are detailed in Note 11 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
Source of Strength Doctrine
Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal banking agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

In addition, under the National Bank Act, which applies to national banks, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require us to pay the deficiency through an assessment. If the assessment is not paid within three months, the OCC could order us to sell our holdings of the Bank's stock to make good the deficiency.
Payment of Dividends
The principal source of the Company's liquidity is dividends from the Bank. If the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus, the prior approval of the OCC is required. Federal law also prohibits national banks, such as the Bank, from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.
In addition, we and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimum capital levels. The appropriate Federal banking agency is authorized to determine under certain circumstances relating to the financial condition of a banking organization that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal banking agencies have stated that paying dividends that deplete a banking organization's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
Under rules adopted by the Federal Reserve in November 2011, known as the Comprehensive Capital Analysis and Review (“CCAR”) Rules, bank holding companies with $50 billion or more of total consolidated assets are required to submit annual capital plans to the Federal Reserve and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve has not objected. The CCAR rules will not apply to us for so long as our total consolidated assets remain below $50 billion. However, we anticipate that our capital ratios reflected in the stress test calculations required of us under the stress test rules of the Proposed SIFI Rules will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
Transactions with Affiliates
Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions (including loans due and extensions of credit from their U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm's-length basis. In general, these regulations require that “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act required that the 10% of capital limit on these transactions applies to financial subsidiaries as well. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.

Consumer Financial Protection Bureau Supervision
Dodd-Frank centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. In July 2011, consistent with its mandate under Dodd-Frank to supervise depository institutions with more than $10 billion in assets, the CFPB notified the Bank that it will be supervised by the CFPB for certain consumer protection purposes. The CFPB will focus on:

•	risks to consumers and compliance with the Federal consumer financial laws, when it evaluates the policies and practices of a financial institution;

•	the markets in which firms operate and risks to consumers posed by activities in those markets;

•	depository institutions that offer a wide variety of consumer financial products and services;

•	depository institutions with a more specialized focus; and

•	non-depository companies that offer one or more consumer financial products or services.
Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to the average consolidated total assets minus the average tangible equity of the depository institution, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Additionally, the deposit insurance assessment system was revised to create a two scorecard system, one for most large institutions, including the Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC has continued to utilize a bank's capital level and supervisory ratings (its “CAMELS ratings”), has introduced certain new financial measures to assess an institution's ability to withstand asset related stress and funding related stress, and has eliminated the use of risk categories and long-term debt issuer ratings. The FDIC also has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured by the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply increasing scale.
For large institutions, including the Bank, the initial base assessment rate ranges from five to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution's initial base assessment rate include (i) a potential decrease of up to five basis points for certain long-term unsecured debt and, except for well-capitalized institutions with a CAMELS rating of 1 or 2, and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution's Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). The FDIC's new definitions for higher risk commercial and industrial loans and securities, higher risk securitizations and higher risk consumer loans will go into effect in the second quarter of 2013.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.
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

•	to transfer any of the depository institution's assets and liabilities to a new obligor without the approval of the depository institution's creditors;

•	to enforce the terms of the depository institution's contracts pursuant to their terms; or

•
to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under Federal law, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution in the liquidation or other resolution of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of the Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than the Bank's depositors.
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
Safety and Soundness Standards
The FDIA requires the Federal banking agencies to prescribe standards, through regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the Federal banking agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Incentive Compensation
In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under Dodd-Frank, discussed above.
Dodd-Frank requires the U.S. financial regulators, including the Federal Reserve, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total consolidated assets (which would include the Company and the Bank) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the U.S. financial regulators in early 2011 but the regulations have not yet been finalized. The proposed regulations include the three key principles from the June 2010 regulatory guidance discussed above. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
The Federal Reserve will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Community Reinvestment Act and Fair Lending Laws
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. The Federal banking agencies take into account CRA ratings when considering approval of proposed acquisition transactions. The Bank received a “Satisfactory” CRA rating on its most recent Federal examination.
The Fair Housing Act (“FHA”) and Equal Credit Opportunity Act (“ECOA”) are commonly known as the Fair Lending Laws. The FHA is a civil rights law that makes discrimination in housing lending illegal. The ECOA is a customer protection law prohibiting discrimination in all types of credit-both consumer and commercial-and requiring that certain notifications be given to loan applicants. The Americans with Disabilities Act (“ADA”) also bears on lending activities. Banks are obligated to reasonably accommodate individuals with disabilities when they apply for loans as well as during the entire lending process. Depository institutions are periodically examined for compliance with the Fair Lending Laws. Regulators are required to refer matters to the U.S. Department of Justice whenever the regulator has reason to believe that a creditor has engaged in a pattern or practice of discouraging or denying applications for credit in violation of ECOA.
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
Federal Home Loan Bank System
We are a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. As of December 31, 2012, we were in compliance with this requirement. While we are not a member of FHLB of Pittsburgh or Boston, we acquired FHLB of Pittsburgh and Boston common stock in connection with our mergers with Harleysville National Corporation ("Harleysville") and NewAlliance, respectively.
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
The Federal banking agencies adopted guidelines establishing standards for safeguarding our customer information. The guidelines describe the agencies' expectation that we create, implement, and maintain an information security program, which would include administrative, technical, and physical safeguards appropriate to our size and complexity and the nature and scope of our activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of our customer records and information, protect against any anticipated threats or hazards to the security or integrity of our customer records, and protect against unauthorized access to records or information that could result in substantial harm or inconvenience to our customers. Additionally, the guidance states that banks, such as the Bank, should develop and implement a response program to address security breaches involving customer information, including customer notification procedures. We have developed such a program.
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
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the Treasury's Office of Foreign Assets Control (“OFAC”). The OFAC administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, financial, and reputational consequences.
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
Making or continuing an investment in securities issued by the Company, including our common stock, involves certain risks that you should carefully consider. The following are the key risk factors that affect us. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.
Economic Conditions May Adversely Affect Our Liquidity and Financial Condition
From December 2007 through June 2009, the U.S. economy was in recession with weaker than expected recovery to date. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged or deteriorating economic conditions could have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services that we offer;

•	A decrease in net interest income derived from our lending and deposit gathering activities;

•	A decrease in the value of our investment securities;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill; and

•
An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on loans held for sale.

Concentration in Real Estate Loans, Particularly in Upstate New York, May Increase Our Exposure to Credit Risk

At December 31, 2012, our portfolio of commercial real estate loans totaled $7.1 billion, or 36% of total loans. While our concentration of commercial real estate loans in Upstate New York has steadily decreased over the past three years, from 90% at December 31, 2009 to 50% at December 31, 2012, a large portion of this portfolio remains concentrated in this geographical area.

At December 31, 2012, our portfolio of residential real estate loans (including home equity loans) totaled $6.4 billion, or 33% of total loans. While our concentration in these loans in Upstate New York has steadily decreased over the past three years, from 99% at December 31, 2010 to 41% at December 31, 2012, a large portion of this portfolio remains concentrated in this geographical area.

A significant weakening in economic conditions in Upstate New York, such as unemployment or other factors beyond our control, could reduce our ability to generate new loans and increase default rates on these loans and otherwise negatively affect our financial results. Moreover, while home prices in Upstate New York have not seen the declines that other parts of the country have experienced over the past four to six years, a decline in real estate valuations in Upstate New York could lower the value of the collateral securing our residential real estate loans, leading to higher credit losses.

Commercial Real Estate and Business Loans Increase Our Exposure to Credit Risks
At December 31, 2012, our portfolio of commercial real estate and business loans totaled $12.0 billion, or 61% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.
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

A Large Portion of our Loan Portfolio Is Acquired and Was Not Underwritten by Us at Origination

At December 31, 2012, 32% of our loan portfolio was acquired and was not underwritten by us at origination, and therefore is not necessarily reflective of our historical credit risk experience. We performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, we evaluate the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting our earnings.

One-Third of Our Assets are Invested in Securities, With Over 16% in Commercial Mortgage-Backed Securities, Ten Percent in Collateralized Loan Obligations and Over Seven Percent in Asset-Backed Securities

Approximately one-third of our assets have been invested in securities, currently with over 16% in commercial mortgage-backed securities, over ten percent in collateralized loan obligations and over seven percent in asset backed securities. These securities are structured investments with complex formulas to determine the amount of cash flows that get paid to holders of each security type within the various structures. Changes in expected cash flows due to factors such as changing credit experience of the underlying collateral, changes in interest rates or changes in prepayment speeds could affect the amount of interest and principal cash flows we receive and the amount of interest income that we recognize.
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

We Accept Deposits That Do Not Have a Fixed Term and Which May Be Withdrawn by the Customer at Any Time For Any Reason

At December 31, 2012, we had $23.6 billion of deposit liabilities that have no maturity and, therefore, maybe withdrawn by the depositor at any time.  These deposit liabilities include our checking, savings, and money market deposit accounts.  The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest earning assets, or a combination of these two actions.  The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income.  The loss of interest earning assets would also reduce our net interest income.
Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition could be significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. While we have modeled rising interest rate scenarios and such scenarios result in an increase in our net interest income, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, resulting in a decrease in our net interest income.
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
Changes in interest rates may also affect the average life of our loans and mortgage related securities. Decreases in interest rates resulting from actions taken by the Federal Reserve has caused an increase in prepayments of our loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. As prepayment speeds on mortgage related securities increase, the premium amortization increases prospectively, and additionally there would be an adjustment required under the application of the interest method of income recognition, and will therefore result in lower net interest income. We recorded two such adjustments to our mortgage related securities in 2012 totaling $25 million. Under these circumstances, we are also subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on our existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.
If We Continue to Grow and Our Total Consolidated Assets Reach $50 Billion, We Will Become Subject to Stricter Prudential Standards Required by the Dodd-Frank Act for Large Bank Holding Companies.
In December 2011, the Federal Reserve, pursuant to the requirements of the Dodd-Frank Act, proposed rules applying stricter prudential standards to, among others, bank holding companies having $50 billion or more in total consolidated assets. The stricter prudential standards include risk-based capital and leverage requirements, liquidity requirements, risk-management requirements, stress testing of capital, credit limits and early remediation regimes. Only the stress testing of capital rules have been adopted in final form. The Federal Reserve is also required by the Dodd-Frank Act to adopt rules regarding credit exposure reporting by these institutions. The Dodd-Frank Act permits, but does not require, the Federal Reserve to apply to these institutions heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.
We completed four acquisitions during the last several years that have contributed substantially to our growth — our acquisition of certain assets and assumption of certain liabilities related to 137 branches of HSBC (in 2012) and NewAlliance (in 2011), discussed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview” in this report, and Harleysville (in 2010), and 57 branches of National City Bank in Western Pennsylvania (2009), addressed in prior filings under the Exchange Act. At December 31, 2008, our total consolidated assets were $9.3 billion, as compared to $36.8 billion at December 31, 2012. If our assets reach the $50 billion threshold, whether driven by organic growth or future acquisitions, we will become subject to the stricter prudential standards required by the Dodd-Frank Act.
Growing By Acquisition Entails Certain Risks
As indicated above, we have grown substantially due to acquisitions in the last several years. Growth by acquisition involves risks. The success of our acquisitions may depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the acquired company with our businesses in a manner that does not result in decreased revenues resulting from any disruption of existing customer relationships of the acquired company. If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or at all or may take longer to realize than planned. Further, the asset quality or other financial characteristics of a company we may acquire may deteriorate after the acquisition agreement is signed or after the acquisition closes.
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
We May Not Be Able to Attract or Retain Skilled People
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of financial institutions. Our compensation plans are an important element in the attraction and retention of key employees. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire these people or to retain them.
We Are Subject to Extensive Government Regulation and Supervision
We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state and federal agencies, the loss of FDIC insurance, the revocation of our banking charter, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation” for more information about the regulation to which we are subject.
Any Future FDIC Insurance Premium Increases May Adversely Affect our Earnings
The amount that is assessed by the FDIC for deposit insurance is set by the FDIC based on a variety of factors. These include the DIF’s reserve ratio, the Bank’s assessment base, which is equal to average consolidated total assets minus average tangible equity, and various inputs into the FDIC’s assessment rate calculation, including the Bank’s:

•	CAMELS rating,

•	criticized and classified assets,

•	capital levels, including the Tier 1 leverage ratio,

•
higher-risk assets, defined as construction and development loans, leveraged loans and securities, nontraditional mortgages and subprime consumer loans and, after April 1, 2013, higher risk securitizations,

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
We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered to Be Either Partially or Fully Impaired in the Future, Earnings Could Decrease
We are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us without prior regulatory approval.
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

We May Be Adversely Affected By The Soundness Of Other Financial Institutions
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.
Our Information Systems May Experience an Interruption or Security Breach

We rely heavily on communications and information systems to conduct our business. Any failure or interruption of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure or interruption of our information systems, there can be no assurance that any such failure or interruption will not occur or, if they do occur, that they will be adequately addressed. A breach in security of our systems, including a breach resulting from our newer online capabilities such as mobile banking, increases the potential for fraud losses. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.
Anti-takeover Laws and Certain Agreements and Charter Provisions May Adversely Affect Share Value
Certain provisions of our certificate of incorporation and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without our board of directors' approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of our common stock or shares of our preferred stock were those shares to become entitled to vote upon the election of two directors because of missed dividends, creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including the Bank. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. Taken as a whole, these statutory provisions and provisions in our certificate of incorporation could result in the Company being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Financial Services Companies Depend On The Accuracy and Completeness Of Information About Customers And Counterparties

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact Our Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Are Exposed to Risk of Environmental Liability When We Take Title to Property.

In the course of our business, we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property.

The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition or results of operations could be adversely affected.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our headquarters are located in our Buffalo regional market center at 726 Exchange Street, Suite 618, Buffalo, New York where we lease 115,000 square feet of space. At December 31, 2012, we conducted our business through 205 full-service branches located across Upstate New York, 129 full-service branches in Pennsylvania, 85 branches in Connecticut, and 11 branches in Western Massachusetts, including several financial services offices. One hundred fifty-two of our branches are owned and 278 are leased.
In addition to our branch network and Buffalo regional market center, we occupy office space in our six other regional market centers located in Rochester, Albany, and Syracuse, New York and Pittsburgh and Philadelphia, Pennsylvania and New Haven, Connecticut where we provide financial services and perform certain back office operations. We also lease or own other facilities which are used as training centers and storage. Some of our facilities contain tenant leases that are subleases. These properties include 38 leased offices and 21 buildings which we own with a total occupancy of approximately 1,556,000 square feet, including our administrative center in Lockport, New York which has 76,000 square feet. At December 31, 2012, our premises and equipment had a net book value of $411 million. See Note 5 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

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
Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2012, we had approximately 26,000 stockholders of record. During 2012, the high sales price of our common stock was $10.35 and the low sales price of our common stock was $7.08. We paid dividends of $0.32 per common share during 2012. See additional information regarding the market price and dividends paid in Item 6, “Selected Financial Data.”
During 2011, we repurchased 9 million shares of our common stock, but we did not repurchase any shares of our common stock during 2012. Under the current stock repurchase plan, approved by our Board of Directors on July 27, 2010, we are authorized to repurchase up to an additional 12 million shares of our common stock. This plan does not have an expiration date.

Stock Performance Graph
Below is a stock performance graph comparing (i) the cumulative total return on our common stock for the period beginning December 31, 2007 as reported by the NASDAQ Global Select Market, through December 31, 2012, (ii) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (iii) the cumulative total return of publicly traded regional banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

FIRST NIAGARA FINANCIAL GROUP, INC.

Total Return Performance
160
140
120
100
80
60
40
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
First Niagara Financial Group, Inc.
NASDAQ Composite Index
KBW Regional Bank Index

	Period Ended
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
First Niagara Financial Group, Inc.	$100.00	$139.76	$125.46	$131.81	$85.94	$81.99
NASDAQ Composite Index	100.00	60.02	87.24	103.08	102.26	120.42
KBW Regional Bank Index	100.00	81.42	63.41	76.34	72.41	82.12

ITEM 6.	Selected Financial Data

At or for the year ended December 31,	2012(1)	2011(2)	2010(3)	2009(4)	2008
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$36,806,232	$32,810,615	$21,083,853	$14,584,833	$9,331,372
Loans and leases, net	19,547,490	16,352,483	10,388,060	7,208,883	6,384,284
Investment securities:
Available for sale	10,993,605	9,348,296	7,289,455	4,421,678	1,573,101
Held to maturity	1,299,806	2,669,630	1,025,724	1,093,552	—
Goodwill and other intangibles	2,617,810	1,803,240	1,114,144	935,384	784,549
Deposits	27,676,531	19,405,115	13,148,844	9,729,524	5,943,613
Borrowings	3,716,143	8,127,121	4,893,474	2,302,280	1,540,227
Stockholders’ equity	$4,926,558	$4,798,178	$2,765,070	$2,373,661	$1,727,263
Common shares outstanding	352,621	351,834	209,112	188,215	118,562
Selected operations data:
Interest income	$1,176,088	$1,065,307	$745,588	$490,758	$441,138
Interest expense	152,813	184,060	147,834	126,358	172,561
Net interest income	1,023,275	881,247	597,754	364,400	268,577
Provision for credit losses	92,300	58,107	48,631	43,650	22,500
Net interest income after provision for credit losses	930,975	823,140	549,123	320,750	246,077
Noninterest income(5)	359,530	245,309	186,615	125,975	115,735
Merger and acquisition integration expenses	177,512	98,161	49,890	36,467	2,186
Restructuring charges	6,453	42,534	—	—	—
Noninterest expense	867,178	665,638	473,438	290,205	226,224
Income before income tax	239,362	262,116	212,410	120,053	133,402
Income tax expense	70,940	88,206	72,057	40,676	44,964
Net income	168,422	173,910	140,353	79,377	88,438
Preferred stock dividend and discount accretion(6)	27,756	—	—	12,046	1,184
Net income available to common stockholders	$140,666	$173,910	$140,353	$67,331	$87,254
Stock and related per share data:
Earnings per common share:
Basic	$0.40	$0.64	$0.70	$0.46	$0.81
Diluted	0.40	0.64	0.70	0.46	0.81
Cash dividends	0.32	0.64	0.57	0.56	0.56
Book value (7)	13.15	12.79	13.42	12.84	15.02
Tangible book value per common share(7)(8)	5.65	7.62	8.01	7.78	8.20
Market Price (NASDAQ: FNFG):
High	10.35	15.10	14.88	16.32	22.38
Low	7.08	8.22	11.23	9.48	9.98
Close	$7.93	$8.63	$13.98	$13.91	$16.17

(1)	Includes the impact of the HSBC Branch Acquisition on May 18, 2012.

(2)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(3)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(4)	Includes the impact of the acquisition of 57 National City Bank branch locations on September 4, 2009.

(5)	Includes $21 million gain on sale of mortgage-backed securities portfolio repositioning in 2012.

(6)	Includes $8 million of discount accretion related to the redemption of preferred stock issued as part of the Troubled Asset Relief Program in 2009.

(7)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(8)
Tangible common equity is used to calculate tangible book value per common share and excludes goodwill and other intangibles of $2.6 billion, $1.8 billion, $1.1 billion, $935 million, and $785 million at December 31, 2012, 2011, 2010, 2009, and 2008, respectively. Tangible common equity also excludes preferred stock of $338 million at December 31, 2012 and 2011 and $177 million at December 31, 2008. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

At or for the year ended December 31,	2012(1)	2011(2)	2010(3)	2009(4)	2008
	(Dollars in thousands)
Selected financial ratios and other data:
Performance ratios(5):
Return on average assets	0.48%	0.62%	0.74%	0.69%	0.99%
Common equity:
Return on average common equity	3.09	4.71	5.23	3.47	5.99
Return on average tangible common equity(6)	6.30	8.40	8.67	6.06	13.19
Total equity:
Return on average equity	3.45	4.68	5.23	3.95	5.99
Return on average tangible equity(7)	6.55	8.33	8.67	6.71	12.98
Earnings to fixed charges:
Including interest on deposits	2.48	2.34	2.38	1.93	1.76
Excluding interest on deposits	3.51	3.34	3.57	3.18	3.38
Net interest rate spread	3.24	3.46	3.48	3.40	3.19
Net interest rate margin	3.34	3.58	3.64	3.65	3.55
Efficiency ratio(8)	76.02	71.58	66.72	66.62	59.43
Dividend payout ratio	80.00%	100.00%	81.43%	121.74%	69.14%
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.23	17.84	14.35	18.51	16.28
Tier 1 risk-based capital	9.29	15.60	13.54	17.41	15.04
Tier 1 risk-based common capital(9)	7.45	13.23	12.76	17.26	11.96
Leverage ratio(10)	6.75	9.97	8.14	—	—
Tangible capital(10)(11)	—	—	—	10.34	11.08
Ratio of stockholders’ equity to total assets	13.39	14.62	13.11	16.27	18.51
Ratio of tangible common stockholders’ equity to tangible assets(11)	5.77%	8.57%	8.27%	10.54%	8.96%
First Niagara Bank:
Total risk-based capital	10.66	16.47	11.86	13.73	12.72
Tier 1 risk-based capital	9.94	14.66	11.06	12.63	11.48
Leverage ratio(10)	7.23	9.38	6.64	—	—
Tangible capital(10)	—	—	—	7.48	8.47
Asset quality:
Total nonaccruing loans	$172,724	$89,798	$89,323	$68,561	$46,417
Other nonperforming assets	10,114	4,482	8,647	7,057	2,001
Total classified loans(12)	708,468	748,375	481,074	280,391	139,009
Total criticized loans(13)	1,002,659	1,144,222	942,941	485,036	263,643
Allowance for credit losses	162,522	120,100	95,354	88,303	77,793
Net loan charge-offs	$48,099	$29,625	$41,580	$33,140	$17,844
Net charge-offs to average loans	0.26%	0.20%	0.44%	0.50%	0.28%
Provision to average loans	0.50	0.37	0.52	0.65	0.36
Total nonaccruing loans to total loans	0.88	0.55	0.85	0.94	0.72
Total nonperforming assets to total assets	0.50	0.29	0.46	0.52	0.52
Allowance for loan losses to total loans	0.82	0.73	0.91	1.20	1.20
Allowance for loan losses to nonaccruing loans	94.1	133.7	106.8	128.8	167.6
Texas ratio(14)	16.60%	8.55%	8.94%	4.95%	4.74%
Asset quality—Originated loans(15):
Net charge-offs of originated loans to average originated loans	0.35%	0.32%	0.58%	0.51%	0.28%
Provision for originated loans to average originated loans	0.73	0.58	0.68	0.67	0.36
Total nonaccruing originated loans to total originated loans	1.07	0.91	1.14	1.03	0.72
Allowance for originated loan losses to originated loans	1.20	1.20	1.22	1.33	1.20
Other data:
Number of full service branches	430	333	257	171	114
Full time equivalent employees	5,927	4,827	3,791	2,816	1,909
Effective tax rate	29.6%	33.7%	33.9%	33.9%	33.7%

(1)	Includes the impact of the HSBC Branch Acquisition on May 18, 2012.

(2)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(3)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(4)	Includes the impact of the acquisition of 57 National City Bank branch locations on September 4, 2009.

(5)	Computed using daily averages.

(6)
Average tangible common equity excludes average goodwill, other intangibles, and preferred stock of $2.7 billion, $1.6 billion, $1.1 billion, $900 million, and $815 million for 2012, 2011, 2010, 2009, and 2008, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(7)
Average tangible equity excludes average goodwill and other intangibles of $2.3 billion, $1.6 billion, $1.1 billion, $829 million, and $795 million for 2012, 2011, 2010, 2009, and 2008, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(8)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(9)
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

(11)
Tangible common equity and tangible assets exclude goodwill and other intangibles of $2.6 billion, $1.8 billion, $1.1 billion, $935 million, and $785 million at December 31, 2012, 2011, 2010, 2009, and 2008, respectively. Tangible common equity also excludes preferred stock of $338 million at December 31, 2012 and 2011 and $177 million at December 31, 2008. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(12)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

(13)
Beginning in 2011, criticized loans include consumer loans when they are 90 days or more past due. Prior to 2011, criticized loans include consumer loans when they are 60 days or more past due. Criticized loans include special mention, substandard, doubtful, and loss.

(14)
The Texas ratio is computed by dividing the sum of nonperforming assets and loans 90 days past due still accruing by the sum of tangible equity and the allowance for loan losses. This is a non-GAAP measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

(15)	Originated loans represent total loans excluding acquired loans.

	2012				2011
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	(In thousands, except per share amounts)
Selected Quarterly Data:
Interest income	$283,599	$301,868	$299,841	$290,780	$291,906	$287,147	$277,370	$208,884
Interest expense	31,313	32,263	40,828	48,409	49,393	51,718	46,933	36,016
Net Interest income	252,286	269,605	259,013	242,371	242,513	235,429	230,437	172,868
Provision for credit losses	22,000	22,200	28,100	20,000	13,400	14,500	17,307	12,900
Net interest income after provision for credit losses	230,286	247,405	230,913	222,371	229,113	220,929	213,130	159,968
Noninterest income	91,821	102,203	95,598	69,908	63,685	68,655	60,895	52,074
Merger and acquisition integration expenses	3,678	29,404	131,460	12,970	6,149	9,008	76,828	6,176
Restructuring charges	—	—	3,750	2,703	13,496	16,326	11,656	1,056
Other noninterest expense	235,106	237,138	210,429	184,505	182,526	178,537	166,657	137,918
Income (loss) before income taxes	83,323	83,066	(19,128)	92,101	90,627	85,713	18,884	66,892
Income taxes (benefit)	22,226	24,682	(8,204)	32,236	32,166	28,732	5,334	21,974
Net income (loss)	61,097	58,384	(10,924)	59,865	58,461	56,981	13,550	44,918
Preferred stock dividend	7,547	7,547	7,547	5,115	—	—	—	—
Net income (loss) available to common stockholders	$53,550	$50,837	$(18,471)	$54,750	$58,461	$56,981	$13,550	$44,918
Earnings (loss) per share:
Basic	$0.15	$0.15	$(0.05)	$0.16	$0.19	$0.19	$0.05	$0.22
Diluted	0.15	0.14	(0.05)	0.16	0.19	0.19	0.05	0.22
Market price (NASDAQ: FNFG):
High	8.52	8.50	9.87	10.35	9.99	13.59	14.54	15.10
Low	7.08	7.14	7.49	8.71	8.22	9.15	13.02	13.54
Close	7.93	8.07	7.65	9.84	8.63	9.15	13.20	13.58
Cash dividends	$0.08	$0.08	$0.08	$0.08	$0.16	$0.16	$0.16	$0.16

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business filed here within Part I, Item I, “Business.”
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Federal Reserve, serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A., a national bank subject to supervision and regulation by the OCC. We are a multi-faceted regional bank, with a community banking model, in Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts with $36.8 billion of assets, $27.7 billion of deposits, and 430 branch locations as of December 31, 2012.
We were organized in April 1998 in connection with the conversion of First Niagara Bank, N.A. from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through the acquisition of community banks and financial services companies throughout Upstate New York, and most recently through our September 2009 acquisition of 57 National City Bank branch locations in Western Pennsylvania; our April 2010 merger with Harleysville in Eastern Pennsylvania; our April 2011 merger with NewAlliance, which allowed us to further build our organization by adding operations in Connecticut and Western Massachusetts; and our May 18, 2012 acquisition of 137 full-service branches from HSBC in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets. We provide our customers with a full range of products and services delivered through our customer focused operations, which include retail and commercial banking; financial services and risk management (insurance); and commercial business services. These include commercial real estate loans, commercial business loans and leases, residential real estate, home equity and other consumer loans, as well as retail and commercial deposit products and insurance services. We also provide wealth management products and services.
Our goal is to organically grow both loans and deposits, as these relationships are the primary drivers of our financial success. We have continued to open de novo branch locations, albeit at a slower pace, especially in areas where acquisition opportunities have been more limited. We have also significantly expanded our commercial lending and business services to include a full complement of cash management and merchant banking services. Over the past three year period, we supplemented our organic growth strategy with the opportunistic acquisitions of whole banks, bank branches, and financial services organizations.

Following the acquisition of four franchises over the past three year period, our strategy today has evolved to an “Operate Operate Operate” strategy from the prior “Aggregate, Integrate, Operate” strategy. We fully expect to leverage our expanded market presence, improved competencies, our capacity in newer and existing markets, and our enhanced products and services to continue the acquisition of core deposit and lending relationships with current and prospective customers within our footprint. In our retail banking unit, we expect to further enhance our Simple Fast Easy value proposition through the addition of features and functionalities including an enhanced digital platform, remote deposit capture, and our recently launched mobile banking application as well as cross-selling products and services such as credit cards, mortgage, and automobile loans offered by our Consumer Finance division.
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets and paid a net deposit premium of $772 million. The Bank acquired cash of $7.4 billion, performing loans with a fair value of approximately $1.6 billion, core deposit and other intangibles of $85 million, and deposits with a fair value of approximately $9.9 billion (shortly after acquisition, we allowed $0.5 billion in municipal deposits to one large customer run-off), resulting in goodwill of $780 million. The cash received was used to pay down wholesale borrowings, including those used to purchase securities in advance of the HSBC Branch Acquisition. In addition, we acquired certain wealth management relationships and approximately $2.5 billion of assets under management of such relationships. At closing, the Bank did not receive any loans greater than 60 days delinquent. Concurrent with the HSBC Branch Acquisition, we consolidated 15 existing First Niagara branches into acquired HSBC branches and in the third quarter of 2012, we consolidated 19 of the HSBC branches into First Niagara branches, resulting in 103 net new full-service branches from the HSBC Branch Acquisition.

We incurred $183 million in pre-tax merger and acquisition expenses related to the HSBC Branch Acquisition since we entered into the Purchase and Assumption Agreement on July 30, 2011. These expenses include $65 million in prepayment penalties on borrowings and swap termination fees; redundant facilities and employee severance costs; technology costs related to system conversions; and professional fees.

In connection with the regulatory process for the HSBC Branch Acquisition, we agreed with the DOJ to assign our purchase rights related to 26 HSBC branches in the Buffalo area. In January 2012, we entered into an agreement with Key Bank ("Key") assigning our right to purchase the 26 HSBC Buffalo branches as well as 11 additional HSBC branches in the Rochester area. On July 13, 2012, Key acquired these 37 branches with a total of $2.0 billion in deposits and approximately $256.5 million in loans, and paid us a deposit premium of $91.5 million.

In January 2012, we also entered into separate agreements with Five Star Bank ("Five Star") and Community Bank System, Inc. ("Community Bank") for them to purchase seven First Niagara branches and 20 HSBC branches, for which we had assigned our purchase rights. On June 22, 2012, Five Star acquired four First Niagara branches with $58.6 million in loans, assumed approximately $129.3 million in deposits, and paid us a deposit premium of $5.3 million. On August 17, 2012, Five Star acquired four of the HSBC branches, assumed approximately $18 million in loans, $157.2 million in deposits, and paid us a deposit premium of $6.5 million. On July 20, 2012, Community Bank acquired 16 HSBC branches, with a total of $107.0 million in loans, $696.6 million in deposits, and paid us a deposit premium of $23.8 million. On September 7, 2012, Community Bank acquired three First Niagara branches, assumed approximately $55.4 million in loans, $100.8 million in deposits, and paid us a deposit premium of $3.1 million.
The HSBC Branch Acquisition represented a unique opportunity to acquire low cost deposits and valuable customer relationships. We believe that the HSBC Branch Acquisition will result in earnings growth and strengthen our franchise. The size of the HSBC Branch Acquisition, in terms of loans acquired, deposit liabilities assumed, and the number of banking offices acquired, presents us with an attractive opportunity to significantly enhance our position in the Albany, Buffalo, Rochester and Syracuse, New York banking markets as well as in the New York—New Jersey—Connecticut banking market. Furthermore, the HSBC Branch Acquisition provides us with the opportunity to grow our share of the consumer banking, business banking and wealth management businesses in Upstate New York.

In the second quarter of 2012, we sold mortgage-backed securities in our available for sale portfolio with a total carrying value of $3.1 billion and recognized a $21 million pre-tax gain. The securities sold were selected based on an assessment of their potential prepayment risk at that time and the proceeds were used to pay down short-term borrowings. The sale of the securities served to reduce future volatility in our net interest margin by reducing the impact of prepayments on the mortgage-backed securities portfolio yield. In addition, the sale of these securities with the greatest levels of prepayment risk coupled with the pay down of short-term borrowings improves our asset sensitivity, allowing us to be better positioned to benefit when interest rates rise while at the same time managing the near term volatility created by the current sustained low interest rate environment.

As a result of the substantial prepayments received after June and the expected levels of cash flows to be received for the foreseeable future, we recognized a pre-tax retroactive adjustment of $16 million, or $0.03 per share, to accelerate premium amortization on our remaining CMO portfolio in the fourth quarter of 2012. The adjustment reduces the amount of unamortized premium on our CMO portfolio to reflect the impacts of the substantial level of prepayments received in recent months, particularly in the fourth quarter, and the expected elevated levels of cash flows to be received for the foreseeable future.

FINANCIAL OVERVIEW

Our 2012 results reflect the benefits of our HSBC Branch Acquisition, our strong core business fundamentals, and core customer acquisition across our regional banking footprint. Our performance was driven by sustained market share gains through new customer acquisition as well as deepening relationships with existing customers.
Our GAAP net income for 2012 was $168 million compared to $174 million for 2011 and diluted earnings per share in 2012 was $0.40, compared to $0.64 in 2011, reflecting:

•	Our May 2012 HSBC Branch Acquisition as reflected in the merger and acquisition integration expenses and higher average net interest-earning assets and interest-bearing liabilities.

•	The $21 million gain resulting from the sale of investment securities partially offset by the forgone interest income on these securities.

•
$25 million in retroactive premium amortization on our CMO portfolio, including $16 million in the fourth quarter of 2012 as a result of the substantial level of prepayments in recent months and those expected to continue for the foreseeable future.

•	Continued pressure on asset pricing from the low interest rate environment.

•	The full year impact of our April 2011 acquisition of NewAlliance and 94 million shares issued to its stockholders.

•	Our December 2011 issuance of 57 million common shares.

•	$28 million in dividends on the 14 million preferred shares we issued in December 2011.
Our operating (non-GAAP) net income amounted to $292 million, or $0.75 per diluted share, for 2012, compared to $267 million, or $0.98 per diluted share, for 2011. Our operating results for 2012 exclude the $25 million retroactive premium amortization on our CMO portfolio, $21 million gain on securities portfolio repositioning, $178 million in merger and acquisition integration expenses, and $6 million in restructuring charges. Our operating results for 2011 exclude $98 million in merger and acquisition integration expenses and $43 million in restructuring charges. Operating income is a non-GAAP financial measure which we believe provides a meaningful comparison of our underlying operational performance and facilitates management's and investors’ assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations.
Net interest income increased to $1.0 billion in 2012, from $881 million in 2011. This increase was driven by a number of factors, including higher interest-earning assets resulting from our May 2012 HSBC Branch Acquisition, the full year impact of our NewAlliance merger, and double digit commercial loan growth. However, our taxable equivalent net interest margin decreased from 3.58% for 2011 to 3.34% in 2012 as the accelerated premium amortization on our investment securities portfolio and downward repricing pressure on our interest earning assets negatively impacted our yields. Compression of loan yields from prepayments and lower spreads were partially offset by a 26 basis point decline in the cost of interest-bearing liabilities. Noninterest income increased $114 million due primarily to the partial year impact of the HSBC Branch Acquisition, the gain on securities portfolio restructuring, and full year impact of our April 2011 merger with NewAlliance. Mortgage banking revenues benefited from higher purchase and refinance volumes as well as higher margins on sold loans. Growth in derivatives sales to existing and new commercial customers continued to push our capital markets revenues higher.
Our HSBC Branch Acquisition resulted in higher loan and deposit balances. In addition, our commercial loan portfolio, which comprised 61% of total loans at December 31, 2012, increased 17%, excluding loans acquired from HSBC, due to sustained growth driven by our focus on our commercial lending efforts. Our investment securities balances increased $338 million as the purchases we made in anticipation of asset needs related to the HSBC Branch Acquisition were offset by our sale of $3.1 billion in mortgage-backed securities at the end of the second quarter of 2012. We used the proceeds from the sale to pay down short-term borrowings, improving our funding profile and capital ratios. Excluding deposits acquired from HSBC, our total deposit balances decreased, driven by our pricing initiatives to reduce higher cost certificates of deposit and money market accounts, which pay a higher interest rate and have higher acquisition costs. However, our strategic focus on customer acquisition and increasing consumer and business checking deposit balances resulted in higher interest-bearing checking account balances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the investment securities accounting (valuation, other than temporary impairment analysis, and prepayment assumptions on our CMOs and MBS), the accounting treatment and valuation of our acquired loans, adequacy of our allowance for loan losses, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations.
Investment Securities
As of December 31, 2012, our available for sale and held to maturity investment securities totaled $12.3 billion, or 33% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2012 or 2011. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price, or based on internally developed models consider estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
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

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.  We perform such an evaluation on a quarterly basis on both our acquired loans individually accounted for under ASC 310-30 and those in pools accounted for under ASC 310-30 by analogy.

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis.  Based on this evaluation, a determination is made as to whether or not we have a reasonable expectation about the timing and amount of cash flows.  Such an expectation includes cash flows from normal customer repayment, foreclosure or other collection efforts.  Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis.  For residential real estate, home equity and other consumer loans, cash flow loss estimates are calculated by a vintage and FICO based model which incorporates a projected forward loss curve.  For commercial loans, lifetime loss rates are assigned to each pool with consideration given for pool make-up, including risk rating profile.  Lifetime loss rates are developed from internally generated loss data and are applied to each pool.

To the extent that we cannot reasonably estimate cash flows, interest income recognition is discontinued.  The unit of account for loans in pools accounted for under ASC 310-30 by analogy is the pool of loans.  Accordingly, as long as we can reasonably estimate cash flows for the pool as a whole, accretable yield on the pool is recognized and all individual loans within the pool - even those more than 90 days past due - would be considered to be accruing interest in our financial statement disclosures, regardless of whether or not we expected to collect any principal or interest cash flows on an individual loan 90 days or more past due.
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
Originated loans
We establish our allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses.
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
Acquired Loans
Acquired loans accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)
For our acquired loans accounted for under ASC 310-30, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
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
Goodwill
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We do not amortize goodwill and we review it for impairment at our reporting unit level on an annual basis, and when events or changes in circumstances indicate that the carrying amounts may be impaired. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment's management. We have two reporting units: Banking and Financial Services. At December 31, 2012, our goodwill totaled $2.5 billion. Of this $2.5 billion, $2.4 billion, or 97%, was allocated to our Banking unit.
Under Step 1 of the goodwill impairment review, we compare each reporting unit's fair value to carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. Determining the fair value of a reporting unit as part of the Step 1 analysis involves significant judgment. Inputs and assumptions, such as future cash flows and earnings, discount rates, the assessment of relevant market transactions for comparability and the resulting control premium assumption, and multiples of relevant financial statement metrics, such as tangible book value and estimated earnings are all estimates involving significant judgment. We are also required to assess the reasonableness of the overall combined fair value of our reporting units by reference to our market capitalization over time.
If the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are also involved in estimating the fair value of the assets and liabilities of the reporting units, and therefore the implied fair value of goodwill, as part of this Step 2 analysis. The most significant estimates involved related to our Banking unit would be the fair valuation of our loans and core deposit intangible asset. We would determine fair value of our loan portfolio by reference to market observable transactions for loan portfolios with similar characteristics, while we would estimate the value of the core deposit intangible asset using a discounted cash flow approach and market comparable transactions. Both of these estimates are highly subjective and involve many estimates.
During 2012, the banking industry has been challenged by numerous factors, including actions by the Federal Reserve intended to keep long term interest rates low, uncertainty surrounding the resolution of the "fiscal cliff", and regulatory actions emanating from Dodd-Frank. These factors have put negative pressure on our profitability and market capitalization. Further declines in overall interest rates, increased regulatory costs or resulting lost revenue, or worsening credit losses as a result of adverse economic conditions could reduce the profitability of one or both of our reporting units and therefore result in us having a lower stock price and market capitalization, both of which are important elements of the overall evaluation of goodwill impairment, and therefore could also lead to a goodwill impairment charge. A substantial goodwill impairment charge would not have a significant impact on our regulatory capital ratios, but could have an adverse impact on our results of operations and financial condition. However, such a charge would not be expected to decrease our level of income producing assets such as loans or investments. Due to regulatory restrictions, our banking subsidiary could be restricted from distributing available cash to the bank holding company, thus adversely affecting the liquidity of the bank holding company.
We perform our annual impairment review of goodwill on November 1 of each year utilizing valuation methods we believe appropriate, given the availability and applicability of market-based inputs for those methods. After giving appropriate consideration to all available information, we determined that the fair value of each reporting unit exceeded its carrying value (Step 1) and, therefore, there was no impairment of goodwill in 2012. As both of our reporting units' fair values exceeded their carrying amount, we were not required to perform Step 2 of the goodwill impairment review. For Step 1, we used both an income approach and a market approach to determine the fair values of our reporting units.
For our banking reporting unit, our application of the income approach was based upon assumptions of both balance sheet and income statement activity. A long-term internal forecast was developed through consideration of current year financial performance and near term expectations regarding key business drivers such as anticipated loan and deposit growth. A long-term growth rate of 5% was then applied in determining the terminal value. These cash flows were discounted at an 11% discount rate based upon consideration of the risk free rate, leverage factors, equity risk premium, and Company specific risk factors.
In our application of the market approach for our banking reporting unit, we utilized a 50% control premium assumption based on our review of transactions observable in the market place that we determined were comparable and applied market based multiples to the tangible book value and projected earnings of our banking reporting unit. The projected earnings multiple used was 10.9x and was based on our stock price at the assessment date and consensus analyst earnings, and was applied to our projected 2013 earnings. The tangible book value multiple used was 1.5x and was based on our stock price and tangible book value at the assessment date.
The market and income approaches were weighted equally. Both approaches have their inherent strengths and weaknesses; we use both and weight each equally as we believe that the approaches are complimentary. Additionally, the results of each approach were congruent with the other approach. The fair value of our Banking unit exceeded its carrying value by approximately $300 million (7%). Adverse changes to the significant estimates used in computing fair value of our Banking unit could have a significant adverse impact on its value. A reduction in the control premium assumption from 50% to 45% decreases the overall fair value of our Banking unit by approximately $80 million. A 100 basis point increase in the discount rate decreases the fair value of the Banking unit by approximately $160 million. In both of these stress scenarios, we would pass Step 1 of the goodwill impairment review.
For our financial services reporting unit, our income approach was based upon assumptions of income statement activity. An internal forecast was developed through consideration of current year financial performance and near term expectations regarding key business drivers. Long-term growth rates of 3% were then applied in determining the terminal value. A discount rate of 14% was used based upon consideration of the risk free rate, leverage factors, equity risk premium, and Company specific risk factors. In our market approach for our financial services reporting unit, we utilized a 30% control premium assumption based on our review of transactions observable in the market place that we determined were comparable to earnings for our financial services reporting unit. The market and income approaches were weighted equally.
The aggregate fair values of both of our reporting units (Banking and Financial Services) were compared to market capitalization as an assessment of the appropriateness of the fair value measurements. The comparison between the aggregate fair values and market capitalization indicated an implied control premium of 57%. A control premium analysis indicated that the implied premium was within range of the overall premiums observed in the market place.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis. Our results for 2012 reflect the partial year impact of our May 2012 HSBC Branch Acquisition, the full year impact of our merger with NewAlliance in April 2011, and the full year impact of our December 2011 common stock and preferred stock issuances. Our results for 2011 reflect the full year impact of our April 2010 merger with Harleysville, partial year impact of our merger with NewAlliance, and partial year impact of our common stock issuance.
Our operating (non-GAAP) results exclude the retroactive premium amortization on investment securities portfolio, gain on securities portfolio restructuring, merger and acquisition integration expenses, and restructuring charges. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (amounts in thousands).

	Year ended December 31,
	2012	2011
Operating results (Non-GAAP):
Net interest income	$1,047,913	$881,247
Provision for credit losses	92,300	58,107
Noninterest income	338,298	245,309
Noninterest expense	867,178	665,638
Income tax expense	135,107	136,093
Net operating income (Non-GAAP)	$291,626	$266,718
Operating earnings per diluted share (Non-GAAP)	$0.75	$0.98
Reconciliation of net operating income to net income	$291,626	$266,718
Nonoperating income and expenses, net of tax at effective tax rate:
Retroactive premium amortization on securities portfolio ($24,638 pre-tax)	(17,191)	—
Gain on securities portfolio repositioning ($21,232 pre-tax)	13,800	—
Merger and acquisition integration expenses ($177,512 and $98,161 pre-tax in 2012 and 2011, respectively)	(115,619)	(64,420)
Restructuring charges ($6,453 and $42,534 pre-tax in 2012 and 2011, respectively)	(4,194)	(28,388)
Total nonoperating income and expenses, net of tax	(123,204)	(92,808)
Net income (GAAP)	$168,422	$173,910
Earnings per diluted share (GAAP)	$0.40	$0.64
Net Interest Income
Our net interest income increased 16% to $1.0 billion in 2012 from $881 million in 2011. The year over year increase primarily reflected our $6.0 billion increase in average interest earning assets to $31.2 billion, which was largely attributable to the HSBC Branch Acquisition and full year impact of the NewAlliance merger. The increase in average interest earning assets outpaced the growth in average interest bearing liabilities, which increased $4.2 billion year over year, resulting in a $1.7 billion increase in net earning assets to $5.4 billion in 2012. The increase, on a taxable equivalent basis, in net interest income due to the increase in our average net earning assets was approximately $133 million.
As previously discussed, the Federal Reserve implements national monetary policies through its open-market operations. The FOMC has taken actions to grow the economy through maximum employment and price stability, through programs such as "Operation Twist" and purchasing of agency mortgage-backed securities. We expect these actions to further exacerbate longer-term pressures on the industry net interest margin by (i) continuing to reduce the yields on earning assets relative to the cost of funding; (ii) causing borrowers to repay their higher-yielding fixed rate loans at a faster rate; and (iii) reducing the rates at which cash flows from these repayments could be reinvested.
Despite a 24 basis points reduction in our net interest margin, our net interest income, on a taxable equivalent basis, increased $4 million due to interest rates. This was due to the impact of deposit pricing initiatives implemented by the Company throughout the year, partially offset by lower yielding assets and higher investment security premium amortization.

In light of the interest rate environment in 2012, we took targeted measures that partially mitigated this impact. Deposit pricing actions taken in the third and fourth quarter, focused primarily on our money market and online savings accounts, lowered funding costs with minimal impact to core balances. The actions related to money market deposit accounts contributed to an increase in our net interest income of $131 million. In addition, our net interest income benefited from approximately $11 million in accretable yield attributable to better than expected credit performance of certain loans acquired from Harleysville and NewAlliance.
In the second quarter of 2012, we executed our securities portfolio repositioning transaction. Since then, as a result of the substantial prepayments received and the expected levels of cash flows to be received for the foreseeable future, we recognized a pre-tax retroactive adjustment of $25 million during 2012 to accelerate premium amortization on our CMO portfolio. Including these retroactive premium adjustments, we recognized $100 million of premium amortization related to our residential mortgage-backed securities portfolio. As of December 31, 2012, the amount of net premiums on our residential mortgage-backed securities to be recognized in future periods amounted to approximately $96 million, which equates to a weighted average premium above par of approximately 1.7%. Subsequent changes to the interest rate environment will continue to impact our yield earned on these securities.

•
Our average balance of investment securities increased year over year by approximately $2.3 billion due to the investment of the proceeds received from the HSBC Branch Acquisition, partially offset by the securities portfolio repositioning discussed above. The increase in average balance was offset by a decrease in yield of 68 basis points during 2012. The decrease in yield was primarily due to increased premium amortization on residential mortgage-backed securities and lower yielding assets.

•
Our average balance of loans increased by $3.6 billion, of which $1.0 billion was attributable to the impact of loans acquired from HSBC. The remaining increase was attributable to organic growth in our commercial loans portfolio and $228 million in our indirect auto portfolio, offset by a decrease in our residential loan category. Loan yields declined 36 basis points as commercial loan yields decreased by 52 basis points, while our total consumer loan portfolio decreased by 11 basis points.

•
Excluding the HSBC Branch Acquisition impact, our average balances of interest bearing deposits increased by $306 million and our average rate paid declined by two basis points due to our deposit pricing actions. The increase in our average balances was driven by the full year impact of the NewAlliance acquisition being offset by our interest rate and treasury management strategies as we continue to move down deposit pricing.

•
Our average borrowings decreased year over year by approximately $1.3 billion as a result of paying down borrowings upon closing of the HSBC Branch Acquisition. This also increased the rate paid on borrowings by 9 basis points as the pay down of wholesale borrowings resulted in a higher concentration of our borrowings in longer term corporate debt.

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

	2012			2011			2010
Average balance sheet	Average outstanding balance	Interest earned/paid	Yield/rate	Average outstanding balance	Interest earned/paid	Yield/rate	Average outstanding balance	Interest earned/paid	Yield/rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,624,814	$317,894	4.72%	$5,650,972	$305,645	5.33%	$3,960,268	$227,966	5.75%
Business	4,401,712	176,484	3.94	3,209,358	137,662	4.23	2,114,500	103,210	4.88
Total commercial lending	11,026,526	494,378	4.41	8,860,330	443,307	4.93	6,074,768	331,176	5.45
Residential real estate	3,922,455	161,214	4.11	3,474,282	157,730	4.54	1,790,873	91,191	5.09
Home equity	2,476,061	108,631	4.39	1,973,363	89,510	4.54	1,263,407	58,844	4.66
Indirect auto	228,165	8,333	3.65	—	—	—	—	—	—
Credit cards	201,629	21,937	10.88	—	—	—	—	—	—
Other consumer	295,883	24,422	8.25	273,824	19,109	6.98	247,222	18,305	7.40
Total consumer loans	7,124,193	324,537	4.55	5,721,469	266,349	4.66	3,301,502	168,340	5.10
Total loans	18,150,719	818,915	4.51	14,581,799	709,656	4.87	9,376,270	499,516	5.32
Residential mortgage-backed securities(2)(3)	7,230,117	177,092	2.45	8,191,305	284,496	3.47	6,358,817	221,467	3.48
Commercial mortgage-backed securities(2)	1,855,232	72,533	3.91	625,575	25,235	4.03	—	—	—
Other investment securities(2)	3,704,062	122,837	3.32	1,680,520	66,688	3.97	945,987	35,456	3.75
Money market and other investments	257,439	2,918	1.13	131,970	1,751	1.33	60,530	350	0.58
Total interest-earning assets(3)	31,197,569	$1,194,295	3.83%	25,211,169	$1,087,826	4.31%	16,741,604	$756,789	4.52%
Noninterest-earning assets(4)(5)	4,119,498			3,049,157			2,120,690
Total assets	$35,317,067			$28,260,326			$18,862,294
Interest-bearing liabilities:
Deposits
Savings deposits	$3,450,767	$5,147	0.15%	$2,287,084	$4,680	0.20%	$1,164,416	$1,587	0.14%
Checking accounts	3,346,586	2,445	0.07	1,957,783	2,379	0.12	1,541,259	2,951	0.19
Money market deposits	9,507,453	26,195	0.28	6,503,873	36,493	0.56	4,576,958	27,676	0.60
Certificates of deposit	4,047,629	32,863	0.81	4,057,139	39,686	0.98	3,526,389	38,936	1.10
Total interest-bearing deposits	20,352,435	66,650	0.33	14,805,879	83,238	0.56	10,809,022	71,150	0.66
Borrowings
Short-term borrowings	3,162,513	16,748	0.53	1,637,786	6,477	0.40	1,451,952	30,922	2.13
Long-term borrowings	2,299,346	69,416	3.02	5,124,090	94,345	1.84	1,978,263	45,762	2.31
Total borrowings	5,461,859	86,164	1.58	6,761,876	100,822	1.49	3,430,215	76,684	2.23
Total interest-bearing liabilities	25,814,294	$152,814	0.59%	21,567,755	$184,060	0.85%	14,239,237	$147,834	1.04%
Noninterest-bearing deposits	4,040,960			2,595,066			1,667,760
Other noninterest-bearing liabilities	574,742			384,578			271,918
Total liabilities	30,429,996			24,547,399			16,178,915
Stockholders’ equity(4)	4,887,071			3,712,927			2,683,379
Total liabilities and stockholders’ equity	$35,317,067			$28,260,326			$18,862,294
Net interest income		$1,041,481			$903,766			$608,955
Net interest rate spread			3.24%			3.46%			3.48%
Net earning assets	$5,383,275			$3,643,414			$2,502,367
Net interest rate margin			3.34%			3.58%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities	121%			117%			118%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonperforming loans and for 2010, loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)
Our operating (non-GAAP) results excluded $25 million of accelerated CMO adjustments from our net interest income. Had these adjustments been excluded from the table above, our yields for the year ended December 31, 2012 would have been:

Average balance sheet	2012 Rate
Residential mortgage-backed securities	2.79%
Total interest-earning assets	3.91
Net interest rate spread	3.32
Net interest rate margin	3.42

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowance for loan losses and bank-owned life insurance, earnings from which are reflected in noninterest income.
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

	2012 vs. 2011			2011 vs. 2010
	Increase/(decrease) due to		Total increase	Increase/(decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income on:
Loans	$155,969	$(46,710)	$109,259	$248,236	$(38,096)	$210,140
Residential mortgage-backed securities	(36,155)	(71,249)	(107,404)	60,920	2,109	63,029
Commercial mortgage-backed securities	48,026	(728)	47,298	25,235	—	25,235
Other investment securities	64,985	(8,836)	56,149	23,253	4,041	27,294
Money market and other investments	1,373	(206)	1,167	5,931	(592)	5,339
Total interest-earning assets	234,198	(127,729)	106,469	363,575	(32,538)	331,037
Interest expense of:
Savings deposits	984	(517)	467	2,091	1,002	3,093
Checking accounts	164	(98)	66	1,714	(2,286)	(572)
Money market deposits	120,834	(131,132)	(10,298)	10,411	(1,594)	8,817
Certificates of deposit	(92)	(6,731)	(6,823)	2,835	(2,085)	750
Borrowings	(21,185)	6,527	(14,658)	36,622	(12,484)	24,138
Total interest-bearing liabilities	100,705	(131,951)	(31,246)	53,673	(17,447)	36,226
Net interest income	$133,493	$4,222	$137,715	$309,902	$(15,091)	$294,811
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

The following table details the composition of our provision for credit losses for the periods indicated (in thousands):

	Year ended December 31,
	2012	2011	2010
Provision for originated loans	$83,661	$51,142	$48,631
Provision for acquired loans	7,367	3,229	—
Provision for unfunded commitments	1,272	3,736	—
Total	$92,300	$58,107	$48,631
The provision for credit losses was $92.3 million in 2012, reflecting continued growth in our commercial lending portfolios, offset by credit quality improvements in our commercial real estate portfolio and, to a lesser extent, in our home equity portfolio. We also recorded a $1.3 million provision for unfunded loan commitments in 2012 as a result of the organic growth in our unfunded commitments and the associated liability. Our total unfunded commitments at December 31, 2012 were $8.7 billion, which included $3.0 billion of unfunded commitments acquired in the HSBC Branch Acquisition. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $12 million and $7 million at December 31, 2012 and December 31, 2011, respectively. The remaining increase of $4 million was established to recognize probable losses inherent in the commitments assumed in the HSBC Branch Acquisition.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to originated loans amounted to $83.7 million, or 0.73% of average originated loans, for 2012, compared to $51 million, or 0.58% of average originated loans, for 2011. This provision included approximately $43.3 million to support sequential originated loan growth of $3.5 billion and $40.4 million to cover net charge-offs.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. In 2012, we recorded $7.4 million of provision related to our acquired loans primarily due to the charge-off of several commercial loans acquired in the Harleysville acquisition. Due to a decrease in expected cash flows in 2011 related to a portfolio of other consumer loans acquired from Harleysville with an outstanding principal balance of approximately $59 million as of December 31, 2011, we recorded a provision for credit losses related to acquired other consumer loans for $2 million in 2011, representing our expected credit losses over the remaining life of the loans. In addition, we recognized $1 million in provision during 2011 related to commercial business and commercial real estate loans acquired from Harleysville due to a deterioration in credit performance.
Noninterest Income
The following table presents our noninterest income for the years ended December 31 (amounts in thousands):

	Year ended December 31,
	2012	2011	Increase
Deposit service charges	$91,237	$66,144	$25,093
Insurance commissions	68,166	65,125	3,041
Merchant and card fees	38,758	29,253	9,505
Wealth management services	41,315	30,729	10,586
Mortgage banking	31,857	15,182	16,675
Capital markets income	26,849	8,349	18,500
Lending and leasing	14,837	11,425	3,412
Bank owned life insurance	13,705	11,129	2,576
Gain on securities portfolio repositioning	21,232	—	21,232
Other	11,574	7,973	3,601
Total noninterest income	$359,530	$245,309	$114,221
Noninterest income as a percentage of net revenue	26.0%	21.8%

Noninterest income increased $114 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase is primarily attributable to the partial year impact of the HSBC Branch Acquisition, gain on securities portfolio repositioning, and the full year impact of our April 2011 merger with NewAlliance. However, other factors contributing to changes in noninterest income are described below:

•	Revenues from deposit service charges benefited not only from the HSBC Branch Acquisition but also from an increase in checking account openings and our ongoing fee income initiatives.

•
Wealth management services revenues increased primarily due to the impact of acquiring wealth management relationships from HSBC. However, the increase is also a reflection of greater cross-selling of securities and insurance products through our branch network and the growth strategy of our Private Client Services group as we opened offices in Buffalo, Rochester and Pittsburgh in 2011 to add to offices we acquired in Philadelphia in 2010 and Connecticut in 2011. In addition, alternative investment products have become more marketable in the current low rate environment.

•	Capital markets revenues more than doubled, reflecting growth in derivatives sales to commercial customers whereby we act as an interest rate swap counterparty.

•
Mortgage banking revenues benefited from higher refinance volumes as well as higher margins on sold loans through the first three quarters of 2012 but we were negatively impacted late in the fourth quarter by lower application volumes and margins. We opened our third mortgage processing center in the fourth quarter of 2012. As the mortgage business is a strategic focus for us, we are building capacity to meet long-term strategic goals of growing this business, including a greater emphasis on retail origination and new purchase volumes.

Excluding the gain on the investment securities portfolio sale and premium acceleration on our CMO portfolio, noninterest income as a percentage of net revenue (the sum of net interest income and noninterest income) increased from 21.8% for the year ended December 31, 2011 to 24.4% for the year ended December 31, 2012 reflecting the benefits of our acquisitions, low mortgage rates, and our capital markets business.
Noninterest Expenses
The following table presents our noninterest expense for the years ended December 31 (amounts in thousands):

	Year ended December 31,		Increase
	2012	2011	(decrease)
Salaries and benefits	$427,494	$341,895	$85,599
Occupancy and equipment	99,409	78,163	21,246
Technology and communications	100,514	62,376	38,138
Marketing and advertising	31,685	21,850	9,835
Professional services	40,514	36,017	4,497
Amortization of intangibles	45,035	25,544	19,491
FDIC premiums	34,693	28,860	5,833
Merger and acquisition integration expenses	177,512	98,161	79,351
Restructuring charges	6,453	42,534	(36,081)
Other	87,834	70,933	16,901
Total noninterest expense	1,051,143	806,333	244,810
Less nonoperating expenses:
Merger and acquisition integration expenses	(177,512)	(98,161)	79,351
Restructuring charges	(6,453)	(42,534)	(36,081)
Total operating noninterest expense(1)	$867,178	$665,638	$201,540
Efficiency ratio(2)	76.0%	71.6%
Operating efficiency ratio(1)	62.6%	59.1%

(1)
We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. The operating efficiency ratio is computed by dividing operating noninterest expense by the sum of net interest income and noninterest income.

(2)	The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Noninterest expense increased $245 million for the year ended December 31, 2012, compared to the same period in 2011, primarily due to the merger and acquisition integration expenses incurred as a result of the HSBC Branch Acquisition, the additional expenses resulting from operating the HSBC branches, and the growth of our infrastructure. FDIC premiums increased due to the growth of our balance sheet which increased our assessment base. However, we were able to partially mitigate the impact of these factors through our Bank's capital management strategies. The Company made capital contributions to the Bank of $150 million and $65 million in the first and third quarters of 2012, respectively, and $645 million in the fourth quarter of 2011 resulting in lower FDIC expense.
Merger and acquisition integration expenses of $178 million and $6 million for the years ended December 31, 2012 and 2011, respectively, were attributable to the HSBC Branch Acquisition while $92 million for the year ended December 31, 2011 were attributable to our merger with NewAlliance.
Consistent with our rapid growth and focus on being more efficient, we restructured certain aspects of our delivery channels and infrastructure. Specifically, we adjusted the branch network in Eastern Pennsylvania by closing 14 branches; consolidated certain back office facilities; and restructured our back office and branch infrastructure and operations, including a branch staffing realignment aimed at enhancing our sales capabilities in small business lending and wealth management. This branch staffing realignment puts more small business bankers and financial advisors in our branches and will support our efforts to drive transaction account growth and greater fee income in the future.
The following table summarizes the restructuring expenses that we recognized for the periods indicated (in thousands):

	Year ended December 31,
	2012	2011
Severance and other employee related costs	$1,165	$6,800
Lease exit costs	(1,101)	9,700
Other exit costs	5,711	11,134
Asset write-offs and disposals	678	14,900
Total restructuring expenses	$6,453	$42,534
Income Taxes
Income tax expense for 2012 and 2011 was $71 million and $88 million, respectively, and the effective tax rate was 29.6% and 33.7%, respectively. The effective tax rate for 2012 decreased from 2011 primarily as a result of a decrease in state income tax, an increase in favorable permanent tax adjustments including tax exempt interest in 2012 as well as the reversal of tax reserves in the third quarter of 2012.

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
Our operating (non-GAAP) net income, which excludes merger and acquisition integration expenses and restructuring charges, amounted to $267 million, or $0.98 per diluted share, for 2011, compared to $174 million, or $0.87 per diluted share, for 2010. Operating income is a non-GAAP financial measure which provides a meaningful comparison of our underlying operational performance and we believe facilitates management and investors' assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In 2011, we incurred $98 million in merger and acquisition integration expenses and $43 million in restructuring charges as we adjusted certain aspects of our delivery channels and infrastructure. Merger and acquisition integration expenses amounted to $50 million in 2010.
Net interest income increased significantly to $881 million in 2011, up 47% from 2010.  This increase was driven by a number of factors, including our April 2011 merger with NewAlliance, the full year impact of our Harleysville merger and strong commercial loan growth.  Our net interest margin of 3.58% in 2011 decreased from 3.64% for 2010 as NewAlliance and the low interest rate environment negatively impacted our margins.  Noninterest income increased $59 million, or 31%, due primarily to increases in fee based banking services and wealth management services in our recently acquired Pennsylvania, Connecticut and Western Massachusetts markets and an increase in insurance commissions due to our insurance agency acquisitions in 2010 and 2011.  In addition, derivatives sales to existing commercial customers increased capital markets revenues by $7 million during 2011.

Our merger with NewAlliance resulted in higher loan, investment and deposit balances in 2011 compared to 2010.  In addition, our commercial loan portfolio, which comprised 61% of total loans at December 31, 2011, increased 13% from 2010, excluding loans acquired from NewAlliance, due to organic growth driven by our focus on our commercial lending efforts. Our investment securities balances increased not only due to the securities we acquired from NewAlliance, but also due to our purchase of approximately $1.2 billion of securities in anticipation of asset needs related to the HSBC Branch Acquisition. We funded these purchases with a combination of FHLB advances, repurchase agreements, and cash received through our capital raise in early December 2011.  Excluding deposits acquired from NewAlliance, our total deposit balances increased modestly during 2011, driven by planned certificate of deposit runoff offset by a 13% increase in core deposit balances, primarily in money market deposit accounts. Our strategy to not renew maturing certificates of deposit resulted in a decrease of $854 million in these accounts.  Excluding $2.3 billion acquired from NewAlliance, our borrowings increased approximately $934 million reflecting our use of borrowings to fund our pre-buying strategy noted above and our issuance of $300 million in subordinated notes.
Net Interest Income
Our net interest income increased 47% to $881 million in 2011 compared to $598 million in 2010. The year over year increase primarily reflected our $8.5 billion increase in average interest-earning assets to $25.2 billion, which was largely attributable to the NewAlliance merger. The increase in average interest-earning assets outpaced the growth in average interest-bearing liabilities, which increased $7.3 billion year over year, resulting in a $1.1 billion increase in net earning assets to $3.6 billion in 2011. The increase, on a taxable equivalent basis, in net interest income due to the increase in our average net earning assets was approximately $310 million.
The increase in net interest income driven by the increase in interest earning assets was offset by a decrease in net interest income of approximately $15 million, on a taxable equivalent basis, or six basis points in our net interest margin, reflecting the challenging interest rate environment in 2011.
In light of the interest rate environment in 2011, we took targeted measures to mitigate the impact of this environment. Deposit pricing actions taken in the third quarter, which were focused primarily on our money market deposit accounts, lowered funding costs by attracting funds from maturing higher priced certificates of deposit and adding new account holders, which presented cross-selling opportunities for other deposit products. In addition, our net interest income benefited from approximately $4 million in accretable yield recapture attributable to better than expected credit performance of certain loans acquired from Harleysville and National City Bank.
Provision for Credit Losses
Our provision for credit losses related to originated loans amounted to $51 million, or 0.58% of average originated loans, for 2011, compared to $49 million, or 0.68% of average originated loans, for 2010. During 2011, our allowance for loan losses related to our originated loans increased $23 million to $118 million, compared to a $7 million increase during 2010.
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
Noninterest Income
Noninterest income increased $59 million, or 31%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increases in revenues from banking services, mortgage banking, lending and leasing, and other noninterest income were primarily attributable to our April 2011 merger with NewAlliance. These increases were also attributable to the full year impact of our April 2010 merger with Harleysville, whereby a full year of activity was included in the results for 2011 and only nine months were included in the results for 2010.

While our results show an increase in revenues from banking services, we were negatively impacted by the provision in the Dodd-Frank Act known as the “Durbin Amendment,” limiting permissible interchange fees that banks may charge. In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud prevention standards. The impact of the Durbin Amendment, net of certain revenue generating initiatives, was a reduction of our banking services revenues by approximately $4 million during the fourth quarter of 2011.
The increase in insurance commissions was attributable to our insurance agency acquisitions in Pennsylvania during 2010 and Connecticut and Western Massachusetts in 2011. A portion of the increase in revenues from wealth management services was due to the NewAlliance merger but the majority of the increase was due to increased activity in Upstate New York and especially Eastern Pennsylvania where we experienced greater cross-selling of securities and insurance products through our branch network.
The increase in other noninterest income was primarily attributable to an $8 million increase in capital markets revenues, reflecting increased derivatives sales driven by cross-selling to existing healthcare, municipal, leasing, and other commercial customers.
Noninterest Expenses
The $283 million, or 54%, increase in noninterest expenses during 2011 from 2010 was primarily due to a $95 million increase in salaries resulting from incremental salaries related to the NewAlliance merger, $48 million increase in merger and acquisition integration expenses, targeted investments in our infrastructure to increase the sophistication and efficiency of our back office processes, increased costs associated with the NewAlliance branches, and $43 million in restructuring charges, which includes $4 million in severance related expenses as a result of our fourth quarter 2011 branch staff realignment designed to enhance our sales capabilities in small business lending and wealth management.
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

FOURTH QUARTER RESULTS
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Our operating results exclude the retroactive premium amortization on investment securities portfolio, gain on securities portfolio restructuring, merger and acquisition integration expenses, and restructuring charges. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).

	Three months ended
	December 31,	September 30,	December 31,
	2012	2012	2011
Operating results (Non-GAAP):
Net interest income	$268,566	$269,605	$242,513
Provision for credit losses	22,000	22,200	13,400
Noninterest income	91,821	96,866	63,685
Noninterest expense	235,106	237,138	182,526
Income tax expense	27,923	33,106	38,215
Net operating income (Non-GAAP)	$75,358	$74,027	$72,057
Operating earnings per diluted share (Non-GAAP)	$0.19	$0.19	$0.24
Reconciliation of net operating income to net income	$75,358	$74,027	$72,057
Nonoperating income and expenses, net of tax at effective tax rate:
Retroactive premium amortization on securities portfolio ($16,280 pre-tax)	(11,633)	—	—
Gain on securities portfolio repositioning ($5,337 pre-tax)	—	3,469	—
Merger and acquisition integration expenses ($3,678, $29,404 and $6,149 pre-tax in the three months ended December 31, 2012, September 30, 2012 and December 31, 2011, respectively)	(2,628)	(19,112)	(4,256)
Restructuring charges ($13,496 pre-tax)	—	—	(9,340)
Total nonoperating income and expenses, net of tax	(14,261)	(15,643)	(13,596)
Net income (GAAP)	$61,097	$58,384	$58,461
Earnings per diluted share (GAAP)	$0.15	$0.14	$0.19
Comparison to Prior Quarter
GAAP net income for the three months ended December 31, 2012 increased to $61 million, or $0.15 per diluted common share, from $58 million, or $0.14 per diluted common share, for the three months ended September 30, 2012. Our operating (non-GAAP) net income for the three months ended December 31, 2012 remained nearly unchanged at $75 million, or $0.19 per diluted common share, from $74 million, or $0.19 per diluted common share, for the three months ended September 30, 2012.
Operating (non-GAAP) net interest income in the fourth quarter was flat to the prior quarter. Excluding the acceleration of the $16 million retroactive premium amortization, our net interest margin was 3.42%, a 12 basis point decrease from the third quarter of 2012. Continued compression of loan yields from prepayments and lower spreads was partially offset by a three basis point decrease in the cost of interest bearing deposits and a 13% annualized increase in average interest-earning assets.
Average commercial loan balances increased $302 million, or 11% annualized, over the prior quarter, the twelfth consecutive quarter of double digit growth as strong business and commercial real estate demand continued across our footprint. Commercial business loan balances averaged $4.8 billion, representing a 15% annualized increase over the prior quarter. Commercial real estate loans increased 8% annualized to $6.9 billion. Strength in specialty lending business lines such as equipment finance, healthcare lending, and capital markets contributed to robust growth in our traditional middle market and commercial real estate businesses. Commercial loans, excluding small business loans, in our Western and Eastern Pennsylvania and New England markets increased 12%, 28%, and 10%, respectively, while balances in the New York market increased 6% following a strong third quarter, in which they increased 15%.

Average indirect auto loan balances increased $214 million to $515 million. During the fourth quarter, new originations yielded 3.43%. We continue to target and engage new car dealers within our contiguous footprint to lend and finance primarily used car purchases for high credit quality customers.

Average residential real estate loans declined by $143 million, or 14% annualized, from the third quarter reflecting higher prepayments. Average credit card and other consumer loan balances were unchanged.

Our strategic focus on core deposit customer acquisition continued to allow us to successfully reposition our account mix and increase low cost deposits. Average transactional accounts, which include interest-bearing checking and noninterest-bearing balances, increased to $8.8 billion, up 16% annualized compared to the prior quarter, with double-digit increases across each market. These low cost deposits now represent 32% of our deposit base, compared to 26% a year ago.

Average noninterest-bearing deposits increased 2% annualized while interest-bearing checking deposits increased 32% annualized over the prior quarter driven by strong customer engagement that resulted in higher account balances. Due to the higher cost associated with obtaining money market deposit accounts and the potential low rate of retention in a rising interest rate environment, we undertook pricing initiatives to reduce the higher cost money market balances. Average total core deposits, excluding time deposits, increased to $23.5 billion, or 2% annualized, compared to the third quarter.

The provision for loan losses on originated loans totaled $21.4 million for the quarter ended December 31, 2012, unchanged from the prior quarter. This provision included $13.7 million to support sequential originated loan growth of $1.1 billion and $7.6 million to cover net charge-offs. Net charge-offs equaled 24 basis points of average originated loans in the fourth quarter of 2012, a six basis point improvement from the prior quarter. At December 31, 2012, the allowance for loan losses on originated loans totaled $161 million or 1.20% of such loans, compared to $147.2 million or 1.20% of loans at September 30, 2012.

At the end of the fourth quarter, nonperforming assets to total assets were 0.50%, and increased eight basis points from the prior quarter. Nonperforming originated loans as a percentage of originated loans increased to 1.07% at December 31, 2012 from 0.93% at September 30, 2012. Approximately one-third of the $29 million sequential increase in nonperforming originated loans related to guidance issued by the OCC to place consumer loans discharged in bankruptcy on nonaccrual status. The remaining increase in commercial nonaccruals was driven primarily by one large commercial credit in the company's Eastern Pennsylvania market.

The provision for loan losses on acquired loans totaled $0.2 million, compared to $0.4 million in the prior quarter. Net charge-offs on those portfolios totaled $1.3 million during the quarter, compared to $1.0 million in the prior period. At December 31, 2012, the allowance for loan losses on acquired loans totaled $1.6 million, compared to $2.7 million at September 30, 2012. Acquired nonperforming loans totaled $30 million, compared to $28 million at the end of the prior quarter. At December 31, 2012, remaining credit marks available to absorb losses on acquired loans totaled $176 million.
Excluding the $5 million gain in the third quarter on the securities portfolio repositioning, noninterest income decreased $5 million in the fourth quarter of 2012 from the third quarter of 2012. Continued strength in derivative swap activity and increased assets under management in our wealth management platform contributed to 11% and 8% increases in capital markets and wealth management revenues, respectively. These increases were offset by lower mortgage banking revenues as well as typical fourth quarter declines in insurance fees. Mortgage banking revenues decreased $3 million from the prior quarter driven by lower application volumes and gain-on-sale margins. However, closed mortgage origination volumes increased 12% from the prior quarter to an all time high. During the quarter, we opened a third mortgage processing center to expediently meet and exceed the needs of our customers.
Excluding merger and acquisition integration expenses, fourth quarter noninterest expenses decreased $2 million to $235 million from the third quarter, driven by the initial impact of our workforce optimization initiative in the third quarter. The benefit of the resulting $5 million decrease in salaries and benefits was minimized by seasonal increases in occupancy expenses.
Comparison to Prior Year Quarter
GAAP net income for the three months ended December 31, 2012 increased to $61 million, or $0.15 per diluted common share, from $58 million, or $0.19 per diluted common share, for the three months ended December 31, 2011. Our operating (non-GAAP) net income for the three months ended December 31, 2012 increased to $75 million, or $0.19 per diluted common share, from $72 million, or $0.24 per diluted common share, for the three months ended December 31, 2011. Earnings per share in the fourth quarter of 2012 as compared to the fourth quarter of 2011 was impacted by our December 2011 issuance of 57 million common shares and $8 million in dividends on the 14 million preferred shares we issued in December 2011.

Operating (non-GAAP) net interest income, which excludes $16 million of retroactive premium amortization on CMOs in the fourth quarter of 2012, increased $26 million, or 11%, reflecting a $1.2 billion increase in net interest-earning assets reflecting organic loan growth in all of our markets. The favorable impacts of this increase and a 34 basis point decrease in the cost of interest-bearing liabilities were partially offset by lower yields on our investment securities and loans resulting in a six basis point decrease in our net interest margin.

Average commercial loan balances increased $1.8 billion, or 19%, over the prior year quarter, as strong business and commercial real estate demand continued across our footprint. Commercial business loan balances increased 31% over the prior year quarter and commercial real estate loans increased 12%. Double digit increases were seen across our entire footprint.

Average transactional accounts, which include interest-bearing checking and noninterest-bearing balances, increased $3.6 billion, or 70% from the prior year. Average noninterest-bearing deposits increased 51% while interest-bearing checking deposits almost doubled over the prior year quarter driven by strong customer engagement that resulted in higher account balances.
The provision for loan losses on originated loans of $21.4 million for the quarter ended December 31, 2012, increased from $10.8 million for the prior year quarter. The current quarter provision included $13.7 million to support originated loan growth and $7.6 million to cover net charge-offs. Net charge-offs equaled 24 basis points of average originated loans in the fourth quarter of 2012, a modest two basis point increase from the fourth quarter of 2011. At the end of the fourth quarter, nonperforming assets to total assets were 0.50%, compared to 0.29% from the end of 2011. Nonperforming originated loans as a percentage of originated loans increased to 1.07% at December 31, 2012 from 0.91% at December 31, 2011. At December 31, 2012, the allowance for loan losses on originated loans amounted to 1.20% of such loans, unchanged from December 31, 2011.

The provision for losses on acquired loans totaled $0.2 million, compared to $2.3 million in the prior year quarter. Net charge-offs on those portfolios totaled $1.3 million during the quarter, compared to $0.4 million in the prior year. At December 31, 2012, the allowance for loan losses on acquired loans totaled $1.6 million, compared to $1.9 million at December 31, 2011.
Noninterest income increased $28 million for the fourth quarter of 2012 from the same period in 2011, primarily due to the HSBC Branch Acquisition. Deposit service charges increased over $8 million as a result of new checking account openings and ongoing fee income initiatives. The expansion of our credit card business stemming from the acquisition of this business from HSBC contributed to the revenues from merchant and card fees more than doubling from the last quarter of 2011. Continued strength in derivative swap activity and increased assets under management in the company's wealth management platform contributed to increases in capital markets and wealth management revenues, respectively. Mortgage banking revenues increased over the prior year due to higher refinance volumes as well as higher margins on sold loans.
Excluding merger and acquisition integration expenses and restructuring charges, noninterest expenses increased $53 million in the fourth quarter of 2012 from the same period in 2011, primarily attributable to the HSBC Branch Acquisition and the costs to operate the acquired branches. Additionally, higher occupancy and equipment and technology and communications expenses reflect targeted investments to enhance the sophistication and efficiency of our back office processes to support our larger franchise. An $8 million increase in amortization of intangibles resulted from the intangibles we recorded in connection with the HSBC Branch Acquisition.

ANALYSIS OF FINANCIAL CONDITION
Overview
On May 18, 2012, we completed the HSBC Branch Acquisition and the results are included in our consolidated statement of financial condition at December 31, 2012. The acquisition significantly impacted our balance sheet as can be seen through our comparison of December 31, 2012 balances to December 31, 2011 presented below. The table below details the balances at December 31, 2012, as well as the December 31, 2011 balances adjusted to include HSBC balances acquired on May 18, 2012 (in thousands):

		December 31, 2011
	December 31, 2012 consolidated	Consolidated	Balances acquired from HSBC (1)	Proforma HSBC	Comparison to proforma HSBC
Investment securities	$12,713,688	$12,376,085	$—	$12,376,085	$337,603
Loans and leases:
Commercial:
Real estate	7,093,193	6,244,381	146,796	6,391,177	702,016
Business	4,953,323	3,771,649	180,873	3,952,522	1,000,801
Total commercial loans	12,046,516	10,016,030	327,669	10,343,699	1,702,817
Residential real estate	3,761,567	4,012,267	324,253	4,336,520	(574,953)
Home equity	2,651,891	2,165,988	563,599	2,729,587	(77,696)
Other consumer	1,250,038	278,298	385,320	663,618	586,420
Total loans and leases	19,710,012	16,472,583	1,600,841	18,073,424	1,636,588
Deposits:
Savings accounts	$3,887,587	2,621,016	1,644,020	4,265,036	(377,449)
Interest-bearing checking	4,450,970	2,259,576	1,449,352	3,708,928	742,042
Money market deposits	10,581,137	7,220,902	4,478,240	11,699,142	(1,118,005)
Noninterest-bearing deposits	4,643,580	3,335,356	1,469,309	4,804,665	(161,085)
Certificates of deposit	4,113,257	3,968,265	813,668	4,781,933	(668,676)
Total deposits	27,676,531	19,405,115	9,854,589	29,259,704	(1,583,173)
Total borrowings	3,716,143	8,127,121	—	8,127,121	(4,410,978)
(1) Represents opening balance sheet balances at May 18, 2012 closing.
We noted the following balance trends during 2012, exclusive of the impact of the HSBC Branch Acquisition:

•
Our investment securities portfolio increased $338 million over the balance at December 31, 2011. The increase is attributable to completing our strategy to purchase securities in anticipation of receiving cash proceeds from the pending HSBC Branch Acquisition and purchases for others purposes partially offset by the securities portfolio repositioning in the second quarter of 2012.

•
Our ending loan balances increased to $19.7 billion at December 31, 2012 from $18.1 billion on a proforma basis. The increase was driven by continued organic growth in our commercial loan portfolio of $1.7 billion, or 17%. Our residential real estate loans decreased $575 million. This is due to the current low rate environment resulting in increased prepayments and the demand for long-term, fixed rate products which we typically sell rather than hold in portfolio. This decrease was offset by an increase of $586 million in other consumer loans, primarily driven by the expansion of our indirect auto lending business.

•
Core deposits decreased by $914 million, or 4%, primarily in money market deposit accounts, due to our interest rate and treasury management strategies as we continue to move down deposit pricing. We continue to focus on core customer acquisition reflected in the increase in interest-bearing checking account balances from December 31, 2011.

•
Total borrowings decreased by $4.4 billion, as cash proceeds received from the HSBC Branch Acquisition and securities portfolio repositioning were used to pay down borrowings. These paydowns were partially offset in the second half of the year as the Bank's strong liquidity position enabled the Bank to borrow at lower costs than the cost of incremental deposits in order to fund the Bank's asset growth.

Lending Activities
Our total loans and leases outstanding increased $3.2 billion from December 31, 2011 to December 31, 2012, including the $1.6 billion of loans we acquired from the HSBC Branch Acquisition.
Our commercial loan portfolio increased $2.0 billion, or 20%, resulting from our continued strategic focus on the portfolio. Our period over period results display the strong organic growth across our footprint in our commercial lending activities. Commercial loans as a percentage of our total loans of approximately 60% remained in line with the loan type composition at December 31, 2011.

We experienced a net decrease of $251 million in our residential real estate portfolio. The net decrease reflects the addition of $324 million of loans acquired from HSBC, offset by net run-off in the portfolio as ongoing consumer preference is for long-term fixed rate products, which we generally sell and do not hold in our portfolio. Our home equity and other consumer loan portfolios increased as a result of the HSBC Branch Acquisition. Other consumer loans also increased due to significant growth in our indirect auto portfolio, including $641 million of loan originations during 2012.
Loan Portfolio Composition
The table below reflects the composition of our loan and lease portfolios as of December 31 (amounts in thousands):

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,466,047	32.8%	$5,878,618	35.7%	$3,964,106	37.8%	$2,711,411	37.1%	$2,209,266	34.1%
Construction	627,146	3.2	365,763	2.2	406,751	3.9	347,666	4.8	340,189	5.3
Business	4,953,323	25.1	3,771,649	22.9	2,623,079	25.0	1,695,446	23.2	1,126,334	17.4
Total commercial	12,046,516	61.1	10,016,030	60.8	6,993,936	66.7	4,754,523	65.1	3,675,789	56.8
Consumer:
Residential real estate	3,761,567	19.1	4,012,267	24.4	1,692,198	16.1	1,648,440	22.6	2,000,495	31.0
Home equity	2,651,891	13.5	2,165,988	13.1	1,524,570	14.6	700,580	9.6	633,727	9.8
Other consumer	1,250,038	6.3	278,298	1.7	272,710	2.6	193,643	2.7	152,066	2.4
Total loans and leases	19,710,012	100.0%	16,472,583	100.0%	10,483,414	100.0%	7,297,186	100.0%	6,462,077	100.0%
Allowance for loan losses	(162,522)		(120,100)		(95,354)		(88,303)		(77,793)
Total loans and leases, net	$19,547,490		$16,352,483		$10,388,060		$7,208,883		$6,384,284
Included in the table above are acquired loans with a carrying value of $6.3 billion, $6.6 billion and $2.6 billion at December 31, 2012, 2011 and 2010 respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses.

Our loan portfolio has grown significantly over the past three years, both through origination activity and through acquisitions, across all loan categories. Acquired loans provided the bulk of the increase in real estate loans during the past few years as we expanded into Eastern Pennsylvania and New England through two different acquisitions in 2010 and 2011, and filled in our footprint in Upstate New York with acquisition of the HSBC branches in 2012. After peaking at 75% at December 31, 2011, our concentration in real estate loans has decreased to 70% as of December 31, 2012, its lowest level since 2009.

Growing significantly over the past four years through acquisitions has enabled us to diversify our real estate loan portfolio from a geographical perspective. Our concentration of real estate loans in Upstate New York steadily declined between the end of 2009 and 2011, from 94% at December 31, 2009 to 69% and 42% at December 31, 2010 and 2011, respectively. Our acquisition of the HSBC branches in 2012 has increased our Upstate New York real estate loans moderately, to 46% of total loans at December 31, 2012.

Our lending standards have remained consistent over this time period. Our real estate loan underwriting standards remain conservative and consistent with guidance provided by various regulatory agencies. Residential mortgages are underwritten to secondary market standards, and commercial real estate loans are structured with sufficient borrower equity positions and guarantees of principal (in most instances) which provide a cushion against unexpected changes in property cash flow or collateral values.
The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
December 31, 2012:
Commercial:
Real estate	3,536,444	670,696	1,335,630	1,550,423	—	7,093,193
Business	2,390,257	753,241	619,014	635,210	555,601	4,953,323
Total commercial	5,926,701	1,423,937	1,954,644	2,185,633	555,601	12,046,516
Consumer:
Residential real estate	1,320,614	71,257	271,134	2,098,562	—	3,761,567
Home equity	1,316,019	202,685	581,475	551,712	—	2,651,891
Other consumer	706,455	56,127	44,703	130,125	312,628	1,250,038
Total loans and leases	9,269,789	1,754,006	2,851,956	4,966,032	868,229	19,710,012
December 31, 2011:
Commercial:
Real estate	$3,204,416	$544,326	$1,066,456	$1,429,183	$—	$6,244,381
Business	1,826,347	684,291	414,829	464,607	381,575	3,771,649
Total commercial	5,030,763	1,228,617	1,481,285	1,893,790	381,575	10,016,030
Consumer:
Residential real estate	1,225,529	55,410	292,573	2,438,755	—	4,012,267
Home equity	807,898	162,925	608,670	586,495	—	2,165,988
Other consumer	164,602	56,015	45,627	12,054	—	278,298
Total loans and leases	$7,228,792	$1,502,967	$2,428,155	$4,931,094	$381,575	$16,472,583

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. Our enhanced specialty offerings in equipment financing, healthcare, and syndications provide additional opportunities to enhance our relationship with our commercial customers. Our Upstate New York market continues to perform well as the commercial loan portfolio increased $896 million, or 18%. Excluding the HSBC Branch Acquisition, the commercial loan portfolio increased $1.6 billion, or 11% over the fourth quarter of 2011. In addition to the continued growth trends in Upstate New York, our Eastern and Western Pennsylvania markets have exhibited strong growth with an increase in their commercial loan portfolios of $473 million, or 32% annualized and $195 million, or 16% annualized, respectively, from the end of fourth quarter of 2011.

The table below presents a breakout of the unpaid principal balance of individual loans for our commercial real estate and commercial business loan portfolios by loan size as of the dates indicated (amounts in millions):

	December 31, 2012		December 31, 2011
	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$384	15	$248	9
$10 million to $20 million	1,178	85	933	67
$5 million to $10 million	1,189	170	1,025	147
$1 million to $5 million	2,592	1,194	2,364	1,105
Less than $1 million(2)	1,750	7,423	1,674	7,137
Total commercial real estate loans	$7,093	8,887	$6,244	8,465
Commercial business loans by size:(1)
Greater than or equal to $20 million	$259	10	$224	8
$10 million to $20 million	830	65	462	34
$5 million to $10 million	1,013	145	743	105
$1 million to $5 million	1,450	647	1,151	518
Less than $1 million(2)	1,401	23,840	1,192	19,969
Total commercial business loans	$4,953	24,707	$3,772	20,634

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Includes net deferred fees and costs and other adjustments.
At December 31, 2012 and 2011, 70% and 71% of our commercial real estate loans are non-owner occupied, respectively. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the dates indicated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
December 31, 2012:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$370,480	$52,296	$103,933	$110,353	$94,879	$731,941
Multifamily and apartments	949,822	55,996	150,602	218,669	86,690	1,461,779
Office and professional space	516,710	72,173	90,827	314,096	105,871	1,099,677
Retail	365,244	41,538	134,703	221,826	95,076	858,387
Warehouse and industrial	128,868	24,258	54,596	90,392	17,692	315,806
Other	263,232	21,679	130,262	73,004	23,283	511,460
Total non-owner occupied commercial real estate loans	$2,594,356	$267,940	$664,923	$1,028,340	$423,491	$4,979,050
December 31, 2011:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$341,176	$36,326	$59,691	$61,674	$61,595	$560,462
Multifamily and apartments	868,076	64,095	160,276	177,320	40,800	1,310,567
Office and professional space	487,517	48,562	84,320	320,638	78,084	1,019,121
Retail	325,909	41,613	120,088	221,610	86,080	795,300
Warehouse and industrial	138,940	40,413	43,249	110,067	19,955	352,624
Other	211,734	18,035	69,490	69,250	23,595	392,104
Total non-owner occupied commercial real estate loans	$2,373,352	$249,044	$537,114	$960,559	$310,109	$4,430,178
(1) Primarily consists of loans located in states bordering our footprint.

Investing Activities
Securities Portfolio
In anticipation of receiving cash from the HSBC Branch Acquisition, we purchased $1.2 billion of securities during 2011 and approximately $2.3 billion of securities during 2012. The purchases were comprised of commercial mortgage-backed securities, agency residential mortgage-backed securities, asset-backed securities, collateralized loan obligations, corporate bonds, and U.S. Treasury bonds. The average yield of the $3.5 billion in purchases was approximately 3.35%. The purchases were temporarily funded with a combination of short-term FHLB advances, repurchase agreements, and brokered certificates of deposit.
With the goal of de-levering and de-risking our balance sheet, and subsequent to the HSBC Branch Acquisition, during the second quarter of 2012 we transferred certain mortgage-backed securities with a carrying value of $861 million from our held to maturity portfolio to our available for sale portfolio. We then sold these and other mortgage-backed securities in our available for sale portfolio with a total carrying value of $3.1 billion for a total pre-tax gain of $21 million. The securities sold were selected based on an assessment of their potential prepayment risk based on our evaluation of future refinancing volumes and did not include any that were purchased in conjunction with the HSBC Branch Acquisition. The proceeds from these sales were used to pay down short-term borrowings.
The sale of the securities reduced volatility in our net interest margin by reducing the impact of prepayments on the mortgage-backed securities portfolio yield. In addition, the sale of these securities with the greatest levels of prepayment risk coupled with the pay down of short-term borrowings improved our asset sensitivity by 200 to 300 basis points, allowing us to be better positioned to benefit when interest rates rise while at the same time managing the near term volatility created by the current low interest rate environment.
In December 2012, the Federal Open Market Committee (“FOMC”) stated it anticipates that the current exceptionally low federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the FOMC's 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the FOMC decides to begin to remove policy accommodation, it intends to take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. The FOMC also announced it would continue purchasing additional agency mortgage-backed securities at the pace of $40 billion each month and longer-term Treasury securities initially at a pace of $45 billion per month. Additionally, the FOMC stated it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and, in January, will resume rolling over maturing Treasury securities at auction. We expect these actions to continue to maintain downward pressure on longer-term interest rates, and thus, on the industry net interest margin by; (i) continuing to reduce the yields on earning assets relative to the cost of funding; (ii) causing borrowers to repay their higher-yielding fixed rate loans at a faster rate; and (iii) reducing the rates at which cash flows from these repayments could be reinvested.
When we evaluated our CMO portfolio in June 2012, we assumed a conditional prepayment rate ("CPR") of 23 over the remaining life with a peak modeled speed of 33 and a 26 for the first year. However, prepayment activity since the June 2012 balance sheet repositioning, particularly in the fourth quarter, has made clear that speeds will be much higher, averaging 32 CPR for the last six months of 2012. As a result of these increased prepayment speeds, we recognized a pre-tax retroactive adjustment of $16 million, or $0.03 per share, in the fourth quarter of 2012 to accelerate premium amortization on our CMO portfolio. The adjustment reduced the amount of unamortized premium on our CMO portfolio to reflect the impacts of the substantial level of prepayments received in recent months and the expected elevated levels of cash flows to be received for the foreseeable future. The unamortized premiums on our CMO portfolio decreased to $74 million, or 1.6% of the portfolio, at December 31, 2012, from $183 million, or 2.65% of the portfolio, at December 31, 2011. The yield to maturity on our CMO portfolio, excluding the purchases after our June 2012 portfolio repositioning, was 2.37% as of December 31, 2012. Approximately $1 billion of our CMO portfolio at December 31, 2012 was purchased subsequent to June 2012 at little or no premium. In January 2013, actual cash flows from our CMO portfolio were $173 million, which was lower than the $196 million we estimated at December 31, 2012. CMO cash flows for 2013 were estimated at December 31, 2012 to be $1.9 billion, or 40% of the CMO portfolio.
The unamortized premiums on our other residential mortgage-backed securities decreased to $22 million, or 2.7% of the portfolio, at December 31, 2012, from $49 million, or 5.85% of the portfolio, at December 31, 2011. The yield to maturity on our other residential mortgage-backed securities, excluding purchases after June 2012, was 2.95% as of December 31, 2012.

While mortgage rates have rebounded since the lows seen in the fourth quarter of 2012, our expectations of future prepayment speeds in our collateralized mortgage obligation and mortgage-backed securities portfolios reflects the expectation of the prolonged lower interest rate environment and that the pace of the mortgage prepayment cycle will likely persist, and therefore will impact premium amortization on our collateralized mortgage obligation and mortgage-backed securities portfolios in the future.
Further changes in our expectations regarding the expected magnitude and duration of a lower interest rate environment could have a material impact on our net interest income in both the period of change, attributable to any retroactive accounting adjustment that would be required to maintain a constant effective yield, and in subsequent periods attributable to lower prospective yields on our investment securities. Additionally, principal repayments on our securities would be reinvested at lower rates.
Our residential mortgage-backed securities portfolio offers some protection from higher prepayment rates and lower cash flow volatility in this low interest rate environment. Within our CMOs, we own a combination of first pay and second pay sequential securities as well as planned amortization class (“PAC”) securities. These types of bonds provide us with more stable and consistent cash flows in various interest rate environments. Second pay sequential securities are protected from prepayments by the first pay tranche. A PAC security is also protected with a principal payment rate that is stabilized by support tranches in the structure. These support tranches, which we do not own, absorb excess prepayments when rates fall, and receive fewer prepayments to prevent extension of average life as rates rise. However, as prepayments reduce the principal of the support security, the PAC security is less protected from prepayment fluctuations. The high level of prepayments witnessed in the second half of 2012 has eroded some of our protection quicker and thus the protection is less than previously given.
The sale of the residential mortgage-backed investment securities reduced our holdings in such mortgage-backed securities to 48% at December 31, 2012 from 73% at December 31, 2011. At each of December 31, 2012 and December 31, 2011, 99% of our residential mortgage-backed securities in our available for sale portfolio were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
Our investment in FHLB stock consisted of $140 million, $24 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at December 31, 2012 and of $101 million, $27 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at December 31, 2011. Our investment in FRB stock amounted to $136 million and $109 million at December 31, 2012 and 2011, respectively.

The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of December 31 (amounts in thousands):

	2012		2011		2010
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$587,482	$608,061	$681,713	$703,178	$595,978	$597,434
U.S. Treasury	19,944	20,707	19,929	20,643	—	—
U.S. government agencies	4,641	4,651	5,430	5,437	—	—
U.S. government sponsored enterprises	390,421	403,892	377,468	390,136	184,569	187,207
Corporate	811,720	837,027	349,170	336,010	123,475	121,116
Trust preferred securities	15,524	14,195	29,791	25,032	—	—
Total debt securities	1,829,732	1,888,533	1,463,501	1,480,436	904,022	905,757
Other	30,824	31,439	30,849	31,169	22,277	22,337
Total debt and other securities	$1,860,556	$1,919,972	$1,494,350	$1,511,605	$926,299	$928,094
Average remaining life of debt securities(1)	4.2 years		4.2 years		4.8 years
Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	$67,700	$69,626	$88,386	$91,693	$75,874	$77,790
FNMA	394,274	414,462	741,487	763,850	167,355	173,139
FHLMC	342,906	354,893	644,730	659,347	121,785	126,159
Collateralized mortgage obligations:
GNMA	1,060,415	1,091,157	2,329,040	2,392,497	4,462,585	4,548,917
FNMA	1,460,400	1,474,428	936,768	949,355	561,430	573,030
FHLMC	1,036,308	1,047,217	1,091,128	1,105,033	544,447	546,152
Non-agency issued	59,604	61,123	93,329	93,794	150,243	150,774
Total collateralized mortgage obligations	3,616,727	3,673,925	4,450,265	4,540,679	5,718,705	5,818,873
Total residential mortgage-backed securities	4,421,607	4,512,906	5,924,868	6,055,569	6,083,719	6,195,961
Commercial mortgage-backed securities	1,929,727	2,060,221	1,504,241	1,529,310	162,669	162,669
Total mortgage-backed securities	$6,351,334	$6,573,127	$7,429,109	$7,584,879	$6,246,388	$6,358,630
Average remaining life of mortgage-backed securities(1)	2.8 years		4.7 years		4.3 years
Collateralized loan obligations:
Non-agency issued	$1,510,253	$1,544,865	$158,091	$157,999	$—	$—
Average remaining life of collateralized loan obligations(1)	4.6 years		3.0 years		—
Asset-backed securities collateralized by:
Student loans	$377,923	$389,741	$43,279	$40,718	$—	$—
Credit cards	73,768	75,075	32,641	32,693	—	—
Auto loans	366,501	372,166	20,413	20,293	—	—
Other	117,885	118,659	118	109	2,755	2,731
	$936,077	$955,641	$96,451	$93,813	$2,755	$2,731
Average remaining life of asset-backed securities(1)	3.7 years		4.9 years		9.6 years
Total securities available for sale	$10,658,220	$10,993,605	$9,178,001	$9,348,296	$7,175,442	$7,289,455
Average remaining life of investment securities available for sale(1)	3.4 years		4.5 years		4.3 years
Investment securities held to maturity:
Residential mortgage-backed securities:
GNMA	$5,988	$6,300	$6,421	$6,678	$—	$—
FNMA	5,223	5,391	14,926	15,306	—	—
FHLMC	6,753	7,079	11,882	12,321	—	—
Collateralized mortgage obligations:
GNMA	1,006,238	1,054,895	1,883,105	1,931,463	497,310	505,658
FNMA	18,463	19,120	196,357	201,157	244,664	249,561
FHLMC	257,141	281,186	556,939	585,798	283,750	288,584
Total collateralized mortgage obligations	1,281,842	1,355,201	2,636,401	2,718,418	1,025,724	1,043,803
Total residential mortgage-backed securities	$1,299,806	$1,373,971	$2,669,630	$2,752,723	$1,025,724	$1,043,803
Average remaining life of investment securities held to maturity(1)	2.5 years		5.7 years		4.0 years

(1)	Average remaining life is computed utilizing estimated maturities and prepayment assumptions.

The duration of our investment securities portfolio decreased to 3.0 years at December 31, 2012 from 4.1 years at December 31, 2011.
Deposits
Excluding the $9.9 billion in deposits (at fair value) acquired in the HSBC Branch Acquisition, our total deposits decreased $1.6 billion from December 31, 2011 and core deposits increased to 85% of total deposits at December 31, 2012 from 80% at December 31, 2011. The decrease in balances, primarily in certificates of deposits and money market deposits, resulted from our pricing initiatives to reduce higher cost certificates of deposit and money market deposit accounts, which pay a higher rate and have higher customer acquisition costs. The weighted average rate paid on market deposit accounts in 2012 was one-half of the rate paid in 2011 and the weighted average rate on certificates of deposit was down 18 basis points from 2011. We partially offset the decreases in these balances through our strategic focus on customer acquisition, which allowed us to successfully reposition our deposit mix and grow low cost deposits, resulting in an increase in interest-bearing checking deposits to 16% of total balances at the end of 2012 from 12% at the end of 2011.
The table below contains selected information on the composition of our deposits as of December 31 (amounts in thousands):

	2012			2011			2010
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
Core deposits:
Savings	$3,887,587	14.0%	0.15%	$2,621,016	13.5%	0.20%	$1,235,004	9.4%	0.11%
Interest-bearing checking	4,450,970	16.1	0.07	2,259,576	11.6	0.12	1,705,537	13.0	0.11
Money market deposits	10,581,137	38.2	0.28	7,220,902	37.3	0.56	4,919,014	37.4	0.49
Noninterest-bearing	4,643,580	16.8	—	3,335,356	17.2	—	1,989,505	15.1	—
Total core deposits	23,563,274	85.1	0.17	15,436,850	79.6	0.33	9,849,060	74.9	0.28
Certificates	4,113,257	14.9	0.81	3,968,265	20.4	0.98	3,299,784	25.1	1.18
Total deposits	$27,676,531	100.0%	0.27%	$19,405,115	100.0%	0.48%	$13,148,844	100.0%	0.50%

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
December 31, 2012
Core deposits:
Savings	$2,393,102	$165,722	$229,433	$1,099,330	$3,887,587
Interest-bearing checking	2,625,338	588,545	622,462	614,625	4,450,970
Money market deposits	6,976,134	1,199,348	1,003,420	1,402,235	10,581,137
Noninterest-bearing	2,803,362	711,032	535,845	593,341	4,643,580
Total core deposits	14,797,936	2,664,647	2,391,160	3,709,531	23,563,274
Certificates	2,114,253	570,787	461,385	966,832	4,113,257
Total deposits	$16,912,189	$3,235,434	$2,852,545	$4,676,363	$27,676,531
December 31, 2011
Core deposits:
Savings	$862,354	$136,984	$238,766	$1,382,912	$2,621,016
Interest-bearing checking	743,536	486,150	565,212	464,678	2,259,576
Money market deposits	3,372,154	1,295,675	1,158,837	1,394,236	7,220,902
Noninterest-bearing	1,417,374	699,234	523,656	695,092	3,335,356
Total core deposits	6,395,418	2,618,043	2,486,471	3,936,918	15,436,850
Certificates	1,105,717	839,983	709,810	1,312,755	3,968,265
Total deposits	$7,501,135	$3,458,026	$3,196,281	$5,249,673	$19,405,115

The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $100,000 and greater and $250,000 and greater at December 31, 2012 (in thousands):

	Over 100,000	Over 250,000
Less than three months	$136,357	$495,592
Over three months to six months	138,808	295,511
Over six months to 12 months	170,227	81,405
Over 12 months	278,771	95,661
Total	$724,163	$968,169
Borrowings
Borrowings decreased to $3.7 billion at December 31, 2012 from $8.1 billion at December 31, 2011. Short-term borrowings increased by $775 million from December 31, 2011 to $3.0 billion, and long-term borrowings decreased by $5.2 billion during that same period to $732 million. As noted above under Investment Securities, during the year ended December 31, 2012, we sold certain mortgage-backed securities and used the $3.1 billion in proceeds to repay short-term borrowings. This action improved our funding profile. In addition, upon completion of the HSBC Branch Acquisition, we paid down short and long-term wholesale borrowings, including the short term borrowings used to purchase investment securities in advance of this transaction.
At December 31, 2012, wholesale borrowing totaled $2.4 billion. Wholesale borrowings are generally used as an alternative to deposit funding. Wholesale funding is generally utilized over deposits if the wholesale funding can be originated at lower incremental costs than deposits or if the structure of the wholesale borrowing is more advantageous to the bank's interest rate risk or for hedging the bank's balance sheet.
On December 13, 2011, the Company issued $300 million of 7.25% subordinated notes due December 15, 2021 (the “Subordinated Notes”), the proceeds of which were used to consummate the HSBC Branch Acquisition. The Subordinated Notes are not redeemable at any time prior to the maturity date.
Our junior subordinated debentures include amounts related to First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2012. The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $30 million, was $112 million at December 31, 2012. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2012 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.
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

The following table shows certain information about our borrowings for the dates indicated (amounts in thousands):

	At or for the year ended December 31,
	2012	2011	2010
Period-end balance:
FHLB advances	$2,438,500	$3,525,953	$1,865,585
Repurchase agreements	545,218	3,864,800	2,638,257
Senior notes	297,351	296,979	296,733
Subordinated notes	297,840	297,577	—
Junior subordinated debentures	112,025	111,284	92,899
Other borrowings	25,209	30,528	—
Total borrowings	$3,716,143	$8,127,121	$4,893,474
Maximum balance at any month end:
FHLB advances	$6,335,500	$3,932,171	$1,865,585
Repurchase agreements	4,477,948	3,864,800	2,764,874
Senior notes	297,351	296,979	447,720
Subordinated notes	297,840	297,577	—
Junior subordinated debentures	112,025	111,284	93,131
Other borrowings	30,423	31,720	50,000
Average balance:
FHLB advances	$2,561,139	$2,903,919	$1,225,735
Repurchase agreements	2,166,954	3,419,346	1,847,765
Senior notes	297,257	296,869	274,109
Subordinated notes	297,758	14,692	—
Junior subordinated debentures	111,639	105,752	71,291
Other borrowings	26,207	21,298	11,315
Period-end weighted average interest rate:
FHLB advances	0.43%	1.90%	1.76%
Repurchase agreements	0.18	1.27	1.27
Senior notes	6.75	6.75	6.75
Subordinated notes	7.25	7.25	—
Junior subordinated debentures	2.72	3.65	3.40
Other	4.00	3.98	—
Weighted average maturity (years):
FHLB advances	0.3	1.3	1.4
Repurchase agreements	—	1.2	2.2
Senior notes	7.2	8.2	9.2
Subordinated notes	9.0	9.9	—
Junior subordinated debentures	22.7	23.7	23.8
Other	12.9	13.3	—
Capital
Our stockholders’ equity increased $128 million to $4.9 billion at December 31, 2012 from $4.8 billion at December 31, 2011. Primary drivers of the increase were net income of $168 million and $101 million of unrealized gains, net of taxes, on our investment securities available for sale, offset by $112 million, or $0.32 per share, of common stock dividends and $28 million of preferred stock dividends. Our tangible common equity ratio decreased to 5.77% at December 31, 2012 from 8.57% at December 31, 2011 primarily due to the HSBC Branch Acquisition.
In December 2011, we issued 14 million shares of fixed-to-floating rate noncumulative preferred stock, series B, with a par value of $0.01 and a liquidation preference of $25 per share, in an underwritten stock offering. Net proceeds totaled $338 million.

The preferred stock pays dividends quarterly, when, as and if declared by our board of directors, at a rate per annum of 8.625% until February 15, 2017, and thereafter at a floating rate per annum equal to three month LIBOR plus 7.327%. The preferred stock has no maturity date. We may redeem the preferred stock, in whole or in part, from time to time, on any dividend payment date on or after February 15, 2017, at a redemption price of $25 per share, plus any declared and unpaid dividends.
At December 31, 2012, we held 13.4 million shares of our common stock as treasury shares. During 2012, we did not repurchase any shares of our common stock. We currently have authorization from our Board of Directors to repurchase 12 million shares as part of our capital management initiatives. We issued 0.8 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during 2012. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.
As of December 31, 2012, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).

In preparation for the pending regulatory capital rule revisions, we have analyzed the impact of the proposed Basel III requirements on our capital ratios over the phase in period called for in the NPRs. Upon further clarity on the finalized regulatory capital rule revisions, we will implement strategies to manage the impact of assets receiving higher risk weightings under the proposed Basel III requirements. We are confident in our ability to meet targeted capital ratios upon implementation of the NPRs.
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, First Niagara Bank, N.A. could pay aggregate dividends of approximately $484 million to the Company, without obtaining affirmative regulatory approvals, as of December 31, 2012. The Bank paid dividends of $45 million, $75 million and $60 million to the Company, during 2012, 2011, and 2010, respectively.
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
In the normal course of our loan monitoring process, we review all pass graded individual commercial and commercial real estate loans and/or total loan concentration to one borrower no less frequently than annually for those greater than $3 million, every 18 months for those greater than $1 million but less than $3 million and every 36 months for those greater than $500 thousand and less than $1 million.

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

Quarterly Classified Asset Quality Reports ("QCARs") are prepared every quarter for all special mention exposures greater than $300 thousand and substandard or doubtful exposures greater than $200 thousand. The purpose of the QCAR is to document as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow, historical data and projections, rent roll data, and account history.

QCARs for substandard loans are reviewed on a quarterly basis by either management's Classified Loan Review Committee (for such loans greater than $2 million) or by a Senior Credit Manager (for such loans between $200 thousand and $2 million). QCARs for all special mention loans greater than $300 thousand are reviewed on a quarterly basis by either management's Classified Loan Review Committee (for such loans greater than $2 million) or by a Senior Credit Manager (for such loans between $300 thousand and $2 million). Special mention and substandard loans below $300 thousand and $200 thousand, respectively, are reviewed by a loan officer on a quarterly basis ensuring that loan grade and accrual status are appropriate.
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

In addition to the credit monitoring procedures described above, our loan review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of loan grading, classification, and, if a loan is impaired, the related allowance for loan losses.

Commensurate with the increase in the size of commercial loans that we are underwriting, we have augmented our credit staffing.  During 2012, we promoted our chief credit officer to chief risk officer to raise the level of credit risk management in the organization.  At the end of the year, we recruited and hired a new chief credit officer from a larger commercial bank to report to the chief risk officer.  We continue to enhance our staffing and improve the tools available to monitor and manage credit risk.
The following table details our allocation of our allowance for loan losses by loan category at December 31 (amounts in thousands):

	2012		2011		2010		2009		2008
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$99,188	36.0%	$50,007	37.9%	$46,967	41.7%	$44,497	41.9%	$32,789	39.4%
Business	37,550	25.1	57,348	22.9	42,034	25.0	38,324	23.2	35,954	17.4
Total commercial	136,738	61.1	107,355	60.8	89,001	66.7	82,821	65.2	68,743	56.9
Consumer:
Residential real estate	4,575	19.1	4,101	24.4	1,754	16.1	1,825	22.6	1,663	31.0
Home equity	5,006	13.5	4,374	13.1	1,859	14.6	1,216	9.6	775	9.8
Other consumer	16,203	6.3	4,270	1.7	2,740	2.6	2,441	2.7	2,524	2.4
General	—	—	—	—	—	—	—	—	4,088	—
Total	$162,522	100.0%	$120,100	100.0%	$95,354	100.0%	$88,303	100.0%	$77,793	100.0%
Allowance for loan losses to total loans	0.82%		0.73%		0.91%		1.20%		1.20%

The following table presents the activity in our allowance for originated loan losses of the associated loans by portfolio segment for the years ended December 31 (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	66,589	(6,542)	2,809	4,233	16,572	83,661
Charge-offs	(26,836)	(7,247)	(2,647)	(4,234)	(5,435)	(46,399)
Recoveries	2,274	1,420	318	464	1,535	6,011
Allowance related to loans sold	$(187)	$(88)	$(66)	$(121)	$(45)	$(507)
Balance at end of period	$99,188	$37,550	$4,515	$4,716	$14,989	$160,958
2011
Allowance for loan losses:
Balance at beginning of year	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for credit losses	29,586	12,395	3,333	4,616	1,212	51,142
Charge-offs	(17,182)	(12,020)	(1,601)	(2,411)	(2,918)	(36,132)
Recoveries	2,910	2,665	615	310	1,328	7,828
Balance at end of year	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
2010
Allowance for loan losses:
Balance at beginning of year	$38,324	$44,497	$1,825	$1,216	$2,441	$88,303
Provision for credit losses	20,771	23,437	593	2,168	1,662	48,631
Charge-offs	(18,917)	(21,271)	(695)	(1,704)	(2,645)	(45,232)
Recoveries	1,856	304	31	179	1,282	3,652
Balance at end of year	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
We did not have any activity in our allowance for loan losses for acquired loans in 2010. The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the years ended December 31 (in thousands):

	Commercial		Consumer
	Business	Real Estate	Residential	Home Equity	Other Consumer	Total
2012
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	6,277	60	290	740	7,367
Charge-offs	—	(6,963)	—	—	(1,667)	(8,630)
Recoveries	—	686	—	—	233	919
Balance at end of year	$—	$—	$60	$290	$1,214	$1,564
2011
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	806	—	—	2,077	3,229
Charge-offs	(346)	(806)	—	—	(169)	(1,321)
Recoveries	—	—	—	—	—	—
Balance at end of year	$—	$—	$—	$—	$1,908	$1,908
As of December 31, 2012, we had a liability for unfunded commitments of $12 million. For the year ended December 31, 2012, we recognized a provision for credit loss related to our unfunded commitments of $1.3 million. We acquired an additional $3.0 billion in unfunded loan commitments as part of our HSBC Branch Acquisition, and consequently increased our liability by $4 million to recognize probable losses inherent in the commitments assumed in the HSBC Branch Acquisition. Our total unfunded commitments were $8.7 billion as of December 31, 2012.
Our net charge-offs of $48 million in 2012 were $18 million higher than our net charge-offs of $30 million in 2011. The period over period increases were driven primarily by an $8 million charge-off of one large commercial loan based in Upstate New York and $5 million of charge-offs on three commercial loans acquired in the Harleysville acquisition. Total net charge-offs for the year ended December 31, 2012 represented 0.26% of average total loans compared with 0.20% of average total loans for the year ended December 31, 2011. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.35% for the year ended December 31, 2012 compared to 0.32% for the year ended December 31, 2011.
The following table details our net charge-offs by loan category for the years ended December 31 (in thousands):

	2012		2011		2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Commercial:
Real estate	$12,104	0.18%	$10,161	0.18%	$20,967	0.53%	$9,679	0.35%	$5,295	0.22%
Business	24,563	0.56	14,618	0.46	17,061	0.81	20,821	1.61	10,992	1.03
Total commercial	36,667	0.33	24,779	0.28	38,028	0.63	30,500	0.76	16,287	0.47
Consumer:
Residential real estate	2,329	0.06	986	0.03	664	0.04	157	0.01	77	—
Home equity	3,771	0.15	2,101	0.11	1,525	0.12	871	0.13	187	0.03
Other consumer	5,332	0.73	1,759	0.64	1,363	0.55	1,612	1.04	1,293	0.80
Total	$48,099	0.26%	$29,625	0.20%	$41,580	0.44%	$33,140	0.50%	$17,844	0.28%

Our nonaccruing loans increased to $173 million at December 31, 2012 compared to $90 million at December 31, 2011. The increase of $83 million from December 31, 2011 to December 31, 2012 was the result of several factors. Interagency guidance issued by the OCC related to junior lien home equity loans and further OCC guidance related to loans discharged in a Chapter 7 bankruptcy added $8 million and $11 million, respectively, of additional nonaccrual loans during 2012. Acquired lines of credit added $22 million to our nonaccrual loan totals. These acquired lines of credit, which are outside the scope of ASC 310-30, were initially recorded at fair value on the date of acquisition and follow our normal nonaccrual loan policy. The remaining credit discount, recorded at acquisition, remains adequate to cover losses on these balances. Of the remaining $40 million increase in nonaccrual loans, $34 million were commercial loans.
The composition of our nonaccruing loans and total nonperforming assets consisted of the following at December 31 (amounts in thousands):

	2012(1)	2011	2010	2009	2008
Nonaccruing loans:
Commercial:
Real estate	$51,968	$43,119	$44,065	$37,687	$26,546
Business	55,998	20,173	25,819	17,566	11,765
Total commercial	107,966	63,292	69,884	55,253	38,311
Consumer:
Residential real estate	27,192	18,668	14,461	9,468	5,516
Home equity	33,438	6,790	4,605	2,330	2,076
Other consumer	4,128	1,048	373	1,510	514
Total nonaccruing loans	172,724	89,798	89,323	68,561	46,417
Real estate owned	10,114	4,482	8,647	7,057	2,001
Total nonperforming assets (2)	$182,838	$94,280	$97,970	$75,618	$48,418
Loans 90 days past due and still accruing interest (3)	$171,568	$143,237	$58,097	$—	$—
Total nonperforming assets as a percentage of total assets	0.50%	0.29%	0.46%	0.52%	0.52%
Total nonaccruing loans as a percentage of total loans	0.88%	0.55%	0.85%	0.94%	0.72%
Total nonaccruing loans as a percentage of total originated loans	1.07%	0.91%	1.14%	1.03%	0.72%
Allowance for loan losses to nonaccruing loans	94.1%	133.7%	106.8%	128.8%	167.6%

(1)	Includes $29 million of nonperforming acquired lines of credit, primarily in home equity. The remaining credit discount, recorded at acquisition, is adequate to cover losses on these balances.

(2)
Nonperforming assets do not include $46 million, $44 million, $22 million, $12 million, and $7 million of performing renegotiated loans that are accruing interest at December 31, 2012, 2011, 2010, 2009, and 2008 respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition,

The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies of $39 million at December 31, 2012 in our originated loan portfolio increased from $36 million at December 31, 2011 of loans that are 30 to 89 days past due. Our acquired loans that were 30 to 89 days past due increased $20 million from $75 million as of December 31, 2011 to $95 million as of December 31, 2012, reflective of loans acquired from the HSBC Branch Acquisition.
The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments as of December 31:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	2012	2011	2012	2011	2012	2011	2012	2011
Originated loans
Commercial:
Real estate	0.1%	0.2%	0.1%	—%	0.8%	0.6%	0.9%	0.8%
Business	0.1	0.2	0.1	—	0.4	0.4	0.7	0.5
Total commercial	0.1	0.2	0.1	—	0.6	0.5	0.8	0.7
Consumer:
Residential real estate	0.4	0.6	0.1	0.3	1.1	0.9	1.7	1.8
Home equity	0.2	0.2	0.1	0.2	0.7	0.6	1.0	1.0
Other consumer	0.6	0.9	0.1	0.4	0.2	0.5	0.9	1.8
Total consumer	0.4	0.5	0.1	0.3	0.7	0.8	1.3	1.5
Total	0.2%	0.3%	0.1%	0.1%	0.7%	0.6%	1.0%	0.9%
Acquired loans
Commercial:
Real estate	0.5%	1.1%	0.9%	0.1%	3.9%	2.1%	5.3%	3.2%
Business	0.8	0.6	0.3	0.1	1.9	1.1	3.1	1.8
Total commercial	0.6	0.9	0.7	0.1	3.4	1.8	4.8	2.8
Consumer:
Residential real estate	1.2	0.8	0.6	0.4	3.4	2.8	5.2	4.0
Home equity	0.7	0.7	0.4	0.4	1.5	1.8	2.7	2.9
Other consumer	2.1	1.6	1.4	1.0	2.7	2.0	6.1	4.7
Total consumer	1.1	0.8	0.6	0.4	2.6	2.5	4.3	3.7
Total	0.9%	0.9%	0.6%	0.3%	3.0%	2.2%	4.5%	3.3%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at December 31:

	Percent of Total
	2012	2011
Originated loans:
Pass	94.5%	91.4%
Criticized:(1)
Accrual	4.5	7.7
Nonaccrual	1.0	0.9
Total criticized	5.5	8.6
Total	100.0%	100.0%
Acquired loans:
Pass	87.4%	85.8%
Criticized:(1)
Accrual	12.2	14.2
Nonaccrual	0.4	—
Total criticized	12.6	14.2
Total	100.0%	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review.”
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

	Percent of Total
	2012	2011
Originated loans by refreshed FICO score:
Over 700	73.7%	76.5%
660-700	13.6	11.0
620-660	6.2	4.9
580-620	2.8	2.4
Less than 580	3.2	3.5
No score(1)	0.5	1.7
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	68.3%	70.4%
660-700	9.6	8.1
620-660	5.7	4.4
580-620	3.8	2.6
Less than 580	5.3	4.6
No score(1)	7.3	9.9
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
We maintain an allowance for loan losses for our originated portfolio segment, which is concentrated in the Upstate New York region and includes to a lesser degree, loan balances from organic growth in our acquired markets of Eastern Pennsylvania, Western Pennsylvania, Connecticut and Western Massachusetts. Despite the challenging market conditions, our asset quality continues to perform well when compared to peer averages.

As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $176 million and $205 million as of December 31, 2012 and 2011, respectively.

The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related year (amounts in thousands):

	HSBC	NewAlliance	Harleysville	National City	Total
December 31, 2012
Provision for loan losses	$100	$143	$6,598	$526	7,367
Net charge-offs	—	143	7,042	526	7,711
Net charge-offs to average loans	—%	—%	0.48%	0.13%	0.12%
Nonperforming loans	$5,037	$8,702	$13,484	$2,425	$29,648
Total loans (1)	1,314,538	3,473,659	1,379,035	346,404	6,513,636
Allowance for acquired loan losses	100	—	1,464	—	1,564
Credit related discount (2)	40,956	84,031	38,204	12,790	175,981
Credit related discount as percentage of loans	3.12%	2.42%	2.77%	3.69%	2.70%
Criticized loans (3)	39,530	186,266	174,403	41,881	442,080
Classified loans (4)	30,044	134,932	144,708	22,524	332,208
Greater than 90 days past due and accruing (5)	10,142	71,050	82,823	3,045	167,060
December 31, 2011
Provision for loan losses	$—	$—	$3,229	$—	$3,229
Net charge-offs	—	—	1,321	—	1,321
Net charge-offs to average loans	—%	—%	0.02%	—%	0.02%
Nonperforming loans	$—	$—	$—	$—	$—
Total loans (1)	—	4,579,585	1,712,147	509,957	6,801,689
Allowance for acquired loan losses	—	—	1,908	—	1,908
Credit related discount (2)	$—	$142,601	$44,829	$17,681	$205,111
Credit related discount as percentage of loans	—%	3.11%	2.62%	3.47%	3.02%
Criticized loans (3)	—	251,647	222,978	51,050	525,675
Classified loans (4)	—	184,674	163,604	28,666	376,944
Greater than 90 days past due and accruing (5)	—	77,814	57,582	7,841	143,237

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

(3)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

(4)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

(5)
Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition. Acquired loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income. In connection with the HSBC Branch Acquisition, we changed our nonaccrual policy related to credit cards from 90 days to 180 days past due, at which time the balance is charged-off. This policy change did not have a significant impact on our interest income or allowance for credit losses.

The following table provides information about our originated loan portfolio as of the dates indicated or for the year ended (dollars in thousands):

	December 31, 2012	December 31, 2011
Provision for loan losses	$83,661	$51,142
Net charge-offs	$40,388	$28,304
Net charge-offs to average loans	0.35%	0.32%
Nonperforming loans	$143,076	$89,798
Nonperforming loans to total loans	1.07%	0.91%
Total loans	$13,372,357	$9,876,005
Allowance for loan losses	$160,958	$118,192
Allowance for loan losses to total loans	1.20%	1.20%
Classified loans(1)	376,271	371,431
Greater than 90 days past due and accruing (2)	4,508	—

(1)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

(2)
Includes credit card loans and loans that have matured and are in the process of collection. In connection with the HSBC Branch Acquisition, we changed our nonaccrual policy related to credit cards from 90 days to 180 days past due, at which time the balance is charged-off. This policy change did not have a significant impact on our interest income or allowance for credit losses.

Our total allowance for loan losses related to both our originated and acquired loans increased $42 million from December 31, 2011 to $163 million at December 31, 2012 as our total provision for credit losses of $91 million exceeded our total net charge-offs of $48 million. The ratio of our total allowance for loan losses to total loans of 0.82% at December 31, 2012 compared to 0.73% as of December 31, 2011. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.20% December 31, 2012 and remained consistent with the measure at December 31, 2011.
Of the $2.7 billion and $2.2 billion home equity portfolio at December 31, 2012 and December 31, 2011, respectively, $884 million were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of December 31, 2012 and December 31, 2011. The Interagency Supervisory Guidance issued during the first quarter of 2012 related to junior lien home equity loans resulted in $8 million of additional nonaccrual loans at December 31, 2012, but did not have a significant impact on our allowance for loan losses.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $89 million at December 31, 2012 from $77 million at December 31, 2011. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, or a rate reduction. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $46 million and $44 million at December 31, 2012 and December 31, 2011, respectively.
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
Our liability for estimated repurchase obligations on our serviced loan portfolio was $9 million and $8 million at December 31, 2012 and 2011, respectively, and is included in other liabilities in our Consolidated Statements of Condition.
The delinquencies in our serviced loan portfolio were as follows at December 31:

	2012	2011	2010
30 to 59 days past due	0.38%	0.42%	0.66%
60 to 89 days past due	0.16%	0.17%	0.26%
Greater than 90 days past due	0.77%	0.81%	0.48%
Total past due loans	1.31%	1.40%	1.40%

Investments
A securities credit rating is one measure of risk. The bank has a Credit Portfolio Oversight Committee (the "Committee") that meets monthly to analyze and monitor the securities portfolio from a credit perspective. In addition to any ratings changes, the Committee reviews various credit metrics for each of the portfolios including these metrics under stressed environments. For structured securities, the Committee generally reviews changes in the underlying collateral and changes in credit enhancement. In the discussion of our investment portfolio below, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated (in thousands):

	Amortized	Fair	Average credit rating of fair value amount
	cost	value	AA or better	A	BBB	BB or less	Not rated
December 31, 2012
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises	$6,076,815	$6,255,004	$6,247,245	$—	$—	$—	$7,759
Commercial mortgage-backed securities	1,929,727	2,060,221	1,213,712	582,744	263,765	—	—
Collateralized loan obligations	1,510,253	1,544,865	1,143,056	351,525	40,174	—	10,110
States and political subdivisions	587,482	608,061	460,281	122,506	17,433	296	7,545
Asset-backed securities	936,077	955,641	632,639	322,906	—	—	96
Corporate debt and trust preferred	827,244	851,222	—	229,455	154,875	459,148	7,744
Other	90,428	92,562	5,887	18,955	13,747	14,199	39,774
Total investment securities	$11,958,026	$12,367,576	$9,702,820	$1,628,091	$489,994	$473,643	$73,028
December 31, 2011
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises	$8,903,996	$9,130,714	$9,120,953	$—	$—	$—	$9,761
Commercial mortgage-backed securities	1,504,241	1,529,310	845,058	575,948	108,304	—	—
Collateralized loan obligations	158,091	157,999	118,584	33,495	5,920	—	—
States and political subdivisions	681,713	703,178	507,496	130,464	55,010	591	9,617
Asset-backed securities	96,451	93,813	71,157	22,547	109	—	—
Corporate debt and trust preferred	378,961	361,042	37,813	256,383	55,918	9,928	1,000
Other	124,178	124,963	44,276	6,945	9,227	29,352	35,163
Total investment securities	$11,847,631	$12,101,019	$10,745,337	$1,025,782	$234,488	$39,871	$55,541
The weighted average credit rating of our portfolio was AA at each of December 31, 2012 and 2011. Our investment securities portfolio included securities issued by FHLMC, FNMA and GNMA with a fair value of $1.7 billion, $2.1 billion, and $2.2 billion, respectively, at December 31, 2012. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.

Our commercial mortgage-backed securities ("CMBS") portfolio has grown from $163 million at December 31, 2010 to $1.9 billion at December 31, 2012. Gross unrealized losses on our CMBS portfolio amounted to $1.3 million and $0.6 million at December 31, 2012 and December 31, 2011, respectively. While market spreads on CMBS tightened in the second half of the year, the fair value of our securities benefited from having completed 92% of our purchases before that time. Additionally, the structure of our CMBS and the underlying mortgage prepayment penalties limit unscheduled principal prepayments.
Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 87% of this portfolio was rated investment grade or higher at December 31, 2012. Over 99% of our CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%. The following table provides information on the credit enhancements of securities in our CMBS portfolio at December 31, 2012 (amounts in thousands):

Credit enhancement	Amortized cost	% of total CMBS portfolio
18 - 20%	$41,407	2%
20 - 25%	159,371	8
25 - 30%	285,065	15
30+%	1,443,884	75
Total	$1,929,727	100%

Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.5 billion at December 31, 2012. Gross unrealized losses on our CLO portfolio amounted to $0.9 million and $0.1 million at December 31, 2012 and December 31, 2011, respectively. Our CLO portfolio is predominantly variable rate and returns a 3% yield at a credit quality level superior to middle market lending. The collateral underlying our CLOs consists of approximately 90% senior secured loans, and over 90% of the obligors are domiciled in the United States. Half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 99% of our CLO portfolio was rated investment grade or higher at December 31, 2012 and significant credit enhancements for our securities provide us protection from default. The following table provides information on the credit enhancements for our securities in our CLO portfolio at December 31, 2012 (amounts in thousands):

Credit Enhancement	Amortized cost	% of total CLO portfolio
0 - 9.9%	$—	—%
10 - 14.99%	66,376	4
15 - 19.99%	311,770	21
20 - 24.99%	237,635	16
25 - 29.99%	363,772	24
30 - 34.99%	233,117	15
35 - 39.99%	224,721	15
40+%	72,862	5
Total	$1,510,253	100%

We have assessed our securities that were in an unrealized loss position at December 31, 2012 and 2011 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

As of December 31, 2012, the unrealized losses on our corporate debt securities were due to a general widening of credit spreads for the types of these securities, causing their fair values to decrease. As of December 31, 2012, the unrealized losses on our commercial mortgage-backed securities and collateralized loan obligations were caused by increasing volatility resulting from the European debt crisis, proposed financial regulation, political tensions, and weak market data leading to wider spreads. The unrealized losses on our trust preferred securities were due to a general reduction in liquidity of these types of securities since acquisition, causing their fair values to decrease. We have assessed all securities in an unrealized loss position at December 31, 2012 and 2011 and determined that the declines in fair value below amortized cost were temporary.
As of December 31, 2012, we have no direct exposure to the debt of European countries.
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
Factors or conditions that could affect our liquidity management objectives include profitability changes in the mix of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit rating. A significant change in our financial performance or credit rating could reduce the availability, or increase the cost, of funding from national markets.
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $2.4 billion outstanding at December 31, 2012.
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

We have a total borrowing capacity of up to $8.9 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $6.4 billion was available as of December 31, 2012.
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
Our primary investing activities are the origination of loans and the purchase of investment securities. Loan balances increased $1.8 billion in 2012 and $950 million in 2011. Our purchases of investment securities amounted to $6.3 billion for 2012 and $3.9 billion for 2011. Principal payments on and proceeds from maturities of our investment securities amounted to $2.8 billion and $2.3 billion, for 2012 and 2011 respectively. Proceeds from sales of investment securities of $3.2 billion for 2012 resulted primarily from our second quarter sale of residential mortgage-backed securities for which we recorded a $21 million gain. Proceeds from sales of investment securities totaled $638 million in 2011. Additionally, we received $7.7 billion in cash from our HSBC Branch Acquisition and branch sales.
Payments of long-term borrowings of $5.1 billion and a decrease in net deposits of $1.6 billion were the primary drivers in the $6.1 billion in net cash used in our financing activities for 2012. An increase in net deposits of $839 million and $1.1 billion in proceeds from the issuance of common stock, preferred stock, and subordinated debt were the primary contributors to the $2.3 billion in net cash provided by financing activities for 2011. We paid common dividends of $112 million, or $0.32 per share, during 2012 and $175 million, or $0.64 per share, during 2011. In addition, we paid preferred dividends of $28 million during 2012.
Contractual Obligations and Other Commitments(1)
The following table indicates certain of our funding obligations by time remaining until maturity as of December 31, 2012 (in thousands):

	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	Over 5 years	Total
Certificates of deposit	$2,948,541	$862,546	$226,826	$75,344	$4,113,257
Borrowings	2,985,484	3,235	3,504	723,920	3,716,143
Commitments to extend credit (2)	8,697,896	—	—	—	8,697,896
Standby letters of credit (2)	351,509	—	—	—	351,509
Operating leases	33,131	59,864	44,990	84,062	222,047
Purchase obligations	31,611	77,040	21,956	—	130,607
Capital leases	2,100	5,008	5,019	20,255	32,382
Partnership investment commitments	4,214	161	—	1,996	6,371
Other	2,103	6,123	6,616	29,437	44,279
Total contractual obligations	$15,056,589	$1,013,977	$308,911	$935,014	$17,314,491

(1)	Amounts do not include contractual interest.

(2)
We do not expect all of our commitments to extend credit and standby letters of credit to be fully funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $7.7 billion available under lines of credit and credit cards.

Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $8.7 billion and $4.9 billion at December 31, 2012 and 2011, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at December 31, 2012 our unused commercial lines of credit increased to $3.2 billion from $2.8 billion at December 31, 2011, and our unused home equity and other consumer lines of credit increased to $4.4 billion at December 31, 2012 from $1.5 billion at the end of 2011, due primarily to consumer credit cards acquired in the HSBC Branch Acquisition. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $352 million and $278 million at December 31, 2012 and 2011, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above, our commitments to sell residential mortgages amounted to $474 million and $275 million at December 31, 2012 and 2011, respectively.
Parent Company liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company's liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash, interest-bearing demand accounts at correspondent banks, and federal funds sold, all of which totaled $415 million at December 31, 2012. As of December 31, 2012, the Company has in excess of nine quarters of cash liquidity without reliance on dividends from the Bank.

The Company's ability to pay dividends to our stockholders is substantially dependent upon the Bank's ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $45 million and $75 million to the Company during 2012 and 2011, respectively. Under the foregoing dividend restrictions, and while maintaining its "well-capitalized" status, the Bank could pay additional dividends of approximately $484 million to the Company without obtaining regulatory approvals.
Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information as of December 31, 2012 regarding the carrying value, weighted average yields and contractual maturities of our investment securities portfolio. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of certain of our tax exempt investment securities have not been factored into the yield calculations in this table (amounts in thousands):

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
Investment securities available for sale
Debt securities:
States and political subdivisions	$42,454	1.98%	$470,871	2.37%	$91,472	3.85%	$3,264	5.70%	$608,061	2.59%
U.S. Treasury	—	—	20,707	1.58	—	—	—	—	20,707	1.58
U.S. government agencies	—	—	254	0.76	1,426	0.81	2,971	0.61	4,651	0.68
U.S. government sponsored enterprises	60,920	1.09	342,972	2.13	—	—	—	—	403,892	1.96
Corporate	—	—	441,252	3.34	394,775	5.11	1,000	—	837,027	4.16
Trust preferred securities	—	—	—	—	—	—	14,195	2.59	14,195	2.59
Total debt securities	103,374	1.46	1,276,056	2.63	487,673	4.85	21,430	2.63	1,888,533	3.13
Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	—	—	4,293	3.36	159	4.82	65,174	2.92	69,626	2.95
FNMA	1,063	3.44	21,474	3.02	49,660	3.12	342,265	3.12	414,462	3.11
FHLMC	9	6.38	10,394	3.08	55,577	2.89	288,913	2.87	354,893	2.88
Collateralized mortgage obligations:
GNMA	—	—	—	—	—	—	1,091,156	3.17	1,091,156	3.17
FNMA	—	—	7,094	3.30	17,287	3.21	1,450,048	1.56	1,474,429	1.59
FHLMC	—	—	4,114	4.17	19,228	3.90	1,023,876	1.66	1,047,218	1.71
Non-agency issued	—	—	7,203	4.52	24,360	4.67	29,559	4.70	61,122	4.67
Total collateralized mortgage obligations	—	—	18,411	3.98	60,875	4.02	3,594,639	2.10	3,673,925	2.14
Total residential mortgage-backed securities	1,072	3.46	54,572	3.39	166,271	3.38	4,290,991	2.24	4,512,906	2.30
Commercial mortgage-backed securities	—	—	—	—	13,291	0.31	2,046,930	3.90	2,060,221	3.88
Total mortgage-backed securities	1,072	3.46	54,572	3.39	179,562	3.14	6,337,921	2.75	6,573,127	2.77
Collateralized loan obligations	—	—	140,763	3.35	1,237,637	3.13	166,465	2.72	1,544,865	3.12
Asset-backed securities	—	—	464,716	2.12	158,994	2.11	331,931	2.31	955,641	2.19
Other (1)	—	—	—	—	—	—	—	—	31,439	5.27
Total securities available for sale	$104,446	1.47%	$1,936,107	2.58%	$2,063,866	3.44%	$6,857,747	2.73%	$10,993,605	2.83%
Investment securities held to maturity
Residential mortgage-backed securities:
GNMA	$—	—	$—	—	$—	—	$5,988	4.85%	$5,988	4.85%
FNMA	—	—	—	—	—	—	5,223	3.31	5,223	3.31
FHLMC	—	—	—	—	—	—	6,753	4.84	6,753	4.84
Collateralized mortgage obligations:
GNMA	—	—	—	—	—	—	1,006,238	3.36	1,006,238	3.60
FNMA	—	—	—	—	—	—	18,463	3.43	18,463	3.43
FHLMC	—	—	—	—	—	—	257,141	3.22	257,141	3.22
Total collateralized mortgage obligations	—	—	—	—	—	—	1,281,842	3.25	1,281,842	3.25
Total securities held to maturity	$—	—	$—	—	$—	—	$1,299,806	3.27%	$1,299,806	3.27%
(1) Other securities available for sale include investments with no stated maturity date.

Loan Maturity and Repricing Schedule
The following table sets forth certain information as of December 31, 2012 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$3,258,985	$2,527,979	$679,083	$6,466,047
Construction	533,499	50,465	43,182	627,146
Business	3,854,859	821,527	276,937	4,953,323
Total commercial	7,647,343	3,399,971	999,202	12,046,516
Residential real estate	1,484,529	1,920,411	356,627	3,761,567
Home equity	2,087,494	440,936	123,461	2,651,891
Other consumer	719,482	473,714	56,842	1,250,038
Total loans and leases	$11,938,848	$6,235,032	$1,536,132	$19,710,012
For the loans reported in the preceding table, the following sets forth at December 31, 2012, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2013 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,499,495	$1,707,567	$3,207,062
Construction	71,791	21,856	93,647
Business	1,035,495	62,969	1,098,464
Total commercial	2,606,781	1,792,392	4,399,173
Residential real estate	1,146,010	1,131,028	2,277,038
Home equity	563,409	988	564,397
Other consumer	529,191	1,365	530,556
Total loans and leases	$4,845,391	$2,925,773	$7,771,164
The following table sets forth at December 31, 2012, the dollar amount of all of our fixed-rate loans due after December 31, 2013 by the period in which the loans mature (in thousands):

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
1 to 2 years	$513,718	$357,589	$362,993	$1,234,300
2 to 3 years	503,698	244,400	256,976	1,005,074
3 to 5 years	830,063	269,529	292,328	1,391,920
Total 1 to 5 Years	1,847,479	871,518	912,297	3,631,294
5 to 10 years	572,498	216,868	139,319	928,685
More than 10 years	186,804	57,624	40,984	285,412
Total	$2,606,781	$1,146,010	$1,092,600	$4,845,391

The following table sets forth at December 31, 2012, the dollar amount of all of our adjustable-rate loans due after December 31, 2013 by the period in which the loans reprice (in thousands):

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
1 to 2 years	$308,776	$464,395	$2,206	$775,377
2 to 3 years	428,757	287,786	105	716,648
3 to 5 years	814,960	296,712	42	1,111,714
Total 1 to 5 Years	1,552,493	1,048,893	2,353	2,603,739
5 to 10 years	237,840	82,054	—	319,894
More than 10 years	2,059	81	—	2,140
Total	$1,792,392	$1,131,028	$2,353	$2,925,773
Interest Rate and Market Risk
Our primary market risk is interest rate risk, which is defined as the potential variability of our earnings that arises from changes in market interest rates and the magnitude of the change at varying points along the yield curve. Changes in market interest rates, whether they are increases or decreases, can trigger repricings and changes in the pace of payments for both assets and liabilities (prepayment risk), which individually or in combination may affect our net income, net interest income and net interest margin, either positively or negatively.
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

	Calculated increase (decrease) at December 31,
	2012		2011
	Net interest		Net interest
Changes in interest rates	income	% Change	income	% Change
+ 200 basis points (1)	$29,511	2.8%	$29,669	3.2%
+ 100 basis points	11,188	1.1%	17,020	1.8%
- 50 basis points	(2,388)	(0.2)%

(1)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
A discussion regarding our management of market risk is included in “Interest Rate and Market Risk” in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2012 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2012.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited First Niagara Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Buffalo, New York
February 25, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York
February 25, 2013

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in thousands, except share and per share amounts)

	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$430,862	$836,555
Investment securities:
Available for sale, at fair value (amortized cost of $10,658,220 and $9,178,001 in 2012 and 2011; includes pledged securities that can be sold or repledged of $585,967 and $2,344,710 in 2012 and 2011)	10,993,605	9,348,296
Held to maturity, at amortized cost (fair value of $1,373,971 and $2,752,723 in 2012 and 2011; includes pledged securities that can be sold or repledged of $31,139 and $1,210,995 in 2012 and 2011)	1,299,806	2,669,630
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	420,277	358,159
Loans held for sale	154,745	94,484
Loans and leases (net of allowance for loan losses of $162,522 and $120,100 in 2012 and 2011)	19,547,490	16,352,483
Bank owned life insurance	404,321	392,468
Premises and equipment, net	410,561	318,101
Goodwill	2,483,787	1,708,345
Core deposit and other intangibles, net	134,023	94,895
Other assets	526,755	637,199
Total assets	$36,806,232	$32,810,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,676,531	$19,405,115
Short-term borrowings	2,983,718	2,208,845
Long-term borrowings	732,425	5,918,276
Other	487,000	480,201
Total liabilities	31,879,674	28,012,437
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2012 and 2011	338,002	338,002
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2012 and 2011	3,660	3,660
Additional paid-in capital	4,230,574	4,228,477
Retained earnings	398,711	374,840
Accumulated other comprehensive income	157,303	67,812
Common stock held by employee stock ownership plan, 2,179,315 and 2,357,257 shares in 2012 and 2011	(17,825)	(19,070)
Treasury stock, at cost, 13,381,063 and 14,167,733 shares in 2012 and 2011	(183,867)	(195,543)
Total stockholders’ equity	4,926,558	4,798,178
Total liabilities and stockholders’ equity	$36,806,232	$32,810,615
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Interest income:
Loans and leases	$813,912	$704,664	$495,989
Investment securities and other	362,176	360,643	249,599
Total interest income	1,176,088	1,065,307	745,588
Interest expense:
Deposits	66,649	83,237	71,150
Borrowings	86,164	100,823	76,684
Total interest expense	152,813	184,060	147,834
Net interest income	1,023,275	881,247	597,754
Provision for credit losses	92,300	58,107	48,631
Net interest income after provision for credit losses	930,975	823,140	549,123
Noninterest income:
Deposit service charges	91,237	66,144	56,149
Insurance commissions	68,166	65,125	51,634
Merchant and card fees	38,758	29,253	26,137
Wealth management services	41,315	30,729	19,838
Mortgage banking	31,857	15,182	12,230
Capital markets income	26,849	8,349	2,270
Lending and leasing	14,837	11,425	5,466
Bank owned life insurance	13,705	11,129	7,261
Gain on securities portfolio repositioning	21,232	—	—
Other	11,574	7,973	5,630
Total noninterest income	359,530	245,309	186,615
Noninterest expense:
Salaries and employee benefits	427,494	341,895	246,619
Occupancy and equipment	99,409	78,163	54,964
Technology and communications	100,514	62,376	45,698
Marketing and advertising	31,685	21,850	18,388
Professional services	40,514	36,017	18,528
Amortization of intangibles	45,035	25,544	19,458
Federal deposit insurance premiums	34,693	28,860	18,923
Merger and acquisition integration expenses	177,512	98,161	49,890
Restructuring charges	6,453	42,534	—
Other	87,834	70,933	50,860
Total noninterest expense	1,051,143	806,333	523,328
Income before income taxes	239,362	262,116	212,410
Income taxes	70,940	88,206	72,057
Net income	168,422	173,910	140,353
Preferred stock dividend	27,756	—	—
Net income available to common stockholders	$140,666	$173,910	$140,353
Earnings per share:
Basic	$0.40	$0.64	$0.70
Diluted	0.40	0.64	0.70
Weighted average common shares outstanding:
Basic	348,960	271,301	200,274
Diluted	349,368	271,612	200,596
Dividends per common share	$0.32	$0.64	$0.57
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$168,422	$173,910	$140,353
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the year	108,757	41,809	53,209
Reclassification adjustment for realized (gains) losses included in net income	(9,798)	(3,267)	275
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the year	2,498	(3,956)	—
	101,457	34,586	53,484
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains on securities transferred during the year	(2,498)	3,956	—
Less: amortization of net unrealized holding gains to income during the year	(1,845)	(1,304)	—
	(4,343)	2,652	—
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges arising during the year	6,741	(15,981)	4,132
Pension and post-retirement actuarial loss	(14,364)	(11,316)	(2,259)
Total other comprehensive income	89,491	9,941	55,357
Total comprehensive income	$257,913	$183,851	$195,710
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2010	$—	$1,948	$2,128,196	$352,948	$2,514	$(22,382)	$(89,563)	$2,373,661
Net income	—	—	—	140,353	—	—	—	140,353
Total other comprehensive income, net	—	—	—	—	55,357	—	—	55,357
Common stock issued for the acquisition of Harleysville National Corporation (20,295,305 shares)	—	203	299,700	—	—	—	—	299,903
Purchase of noncontrolling interest in consolidated subsidiary, net of tax	—	—	(614)	—	—	—	—	(614)
ESOP shares committed to be released (252,218 shares)	—	—	1,684	—	—	1,624	—	3,308
Stock-based compensation expense	—	—	5,561	—	—	—	—	5,561
Excess tax benefit from stock-based compensation	—	—	1,104	—	—	—	—	1,104
Exercise of stock options and restricted stock activity (601,594 shares)	—	—	(5,060)	(1,981)	—	—	8,128	1,087
Common stock dividends of $0.57 per share	—	—	—	(114,650)	—	—	—	(114,650)
Balances at December 31, 2010	—	2,151	2,430,571	376,670	57,871	(20,758)	(81,435)	2,765,070
Net income	—	—	—	173,910	—	—	—	173,910
Total other comprehensive income, net	—	—	—	—	9,941	—	—	9,941
Purchases of treasury stock (9,106,000 shares)	—	—	—	—	—	—	(126,876)	(126,876)
Proceeds from follow-on stock offering, net of related expenses (56,911,764 shares)	—	569	467,114	—	—	—	—	467,683
Common stock issued for the acquisition of NewAlliance Bancshares, Inc. (93,984,715 shares)	—	940	1,330,612	—	—	—	—	1,331,552
Preferred stock issuance, net of related expenses (14,000,000 shares)	338,002	—	—	—	—	—	—	338,002
ESOP shares committed to be released (264,721 shares)	—	—	1,528	—	—	1,688	—	3,216
Stock-based compensation expense	—	—	7,504	—	—	—	—	7,504
Net tax expense from stock-based compensation	—	—	(659)	—	—	—	—	(659)
Exercise of stock options and restricted stock activity (932,173 shares)	—	—	(8,193)	(1,126)	—	—	12,768	3,449
Common stock dividends of $0.64 per share	—	—	—	(174,614)	—	—	—	(174,614)
Balances at December 31, 2011	338,002	3,660	4,228,477	374,840	67,812	(19,070)	(195,543)	4,798,178
Net income	—	—	—	168,422	—	—	—	168,422
Total other comprehensive income, net	—	—	—	—	89,491	—	—	89,491
ESOP shares committed to be released (177,942 shares)	—	—	444	—	—	1,245	—	1,689
Stock-based compensation expense	—	—	11,136	—	—	—	—	11,136
Net tax expense from stock-based compensation	—	—	(603)	—	—	—	—	(603)
Restricted stock activity (786,670 shares)	—	—	(8,880)	(4,769)	—	—	11,676	(1,973)
Preferred stock dividends	—	—	—	(27,756)	—	—	—	(27,756)
Common stock dividends of $0.32 per share	—	—	—	(112,026)	—	—	—	(112,026)
Balances at December 31, 2012	$338,002	$3,660	$4,230,574	$398,711	$157,303	$(17,825)	$(183,867)	$4,926,558
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$168,422	$173,910	$140,353
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	29,745	11,804	5,412
Provision for credit losses	92,300	58,107	48,631
Depreciation of premises and equipment	42,541	33,591	28,449
Amortization of intangibles	45,035	25,544	19,458
Gain on securities portfolio repositioning	(21,232)	—	—
Origination of loans held for sale	(1,504,417)	(794,602)	(717,946)
Proceeds from sales of loans held for sale	1,453,331	740,886	717,501
ESOP and stock based-compensation expense	12,825	10,720	8,868
Deferred income tax expense	33,983	1,088	37,762
Contributions to defined benefit pension plans	(112,014)	—	—
(Increase) decrease in other assets	(39,071)	45,743	(4,595)
(Decrease) increase in other liabilities	(42,564)	23,025	(10,916)
Net cash provided by operating activities	158,884	329,816	272,977
Cash flows from investing activities:
Proceeds from sales of securities available for sale	3,238,787	637,588	122,655
Proceeds from maturities of securities available for sale	242,310	479,833	684,080
Principal payments received on securities available for sale	2,107,634	1,401,274	1,120,809
Purchases of securities available for sale	(6,272,724)	(3,774,187)	(3,808,152)
Principal payments received on securities held to maturity	481,418	422,633	262,392
Purchases of securities held to maturity	—	(87,458)	(204,629)
Purchases of Federal Home Loan Bank and Federal Reserve Bank common stock	(62,118)	(53,538)	(61,794)
Purchase of bank owned life insurance	—	(35,000)	—
Proceeds from surrender of bank owned life insurance	—	27,342	—
Net increase in loans and leases	(1,814,224)	(950,210)	(604,151)
Acquisitions, net of cash and cash equivalents	7,703,349	(51,344)	1,129,295
Purchases of premises and equipment	(104,224)	(69,337)	(45,509)
Other, net	53,361	46,548	21,315
Net cash provided by (used in) investing activities	5,573,569	(2,005,856)	(1,383,689)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,645,495)	838,991	(493,129)
Proceeds from (repayments of) short-term borrowings, net	774,873	729,956	(302,919)
Proceeds from long-term borrowings	—	864,488	2,146,534
Repayments of long-term borrowings	(5,126,718)	(644,364)	(150,000)
Purchases of treasury stock	—	(126,876)	—
Issuances of preferred stock, net	—	338,002	—
Issuance of common stock in follow-on stock offerings, net	—	467,683	—
Dividends paid on noncumulative preferred stock	(27,756)	—	—
Dividends paid on common stock	(112,026)	(174,614)	(114,635)
Other, net	(1,024)	5,509	2,413
Net cash (used in) provided by financing activities	(6,138,146)	2,298,775	1,088,264
Net (decrease) increase in cash and cash equivalents	(405,693)	622,735	(22,448)
Cash and cash equivalents at beginning of year	836,555	213,820	236,268
Cash and cash equivalents at end of year	$430,862	$836,555	$213,820

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands) (continued)

	Year ended December 31,
	2012	2011	2010
Supplemental disclosures
Cash paid during the period for:
Income taxes	$15,997	$84,831	$30,279
Interest expense	241,286	242,979	193,935
Acquisition of noncash assets and liabilities:
Assets acquired	2,408,024	9,072,922	4,172,514
Liabilities assumed	10,111,373	7,690,026	5,002,411
Other noncash activity:
Unsettled ACH transactions	—	140,382	—
Securities transferred from held to maturity to available for sale	860,674	—	—
Securities transferred from available for sale to held to maturity (at fair value)	—	1,994,193	—

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2012, 2011, and 2010
(Amounts in thousands, except as noted and per share amounts)

Note 1. Summary of Significant Accounting Policies
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation, and its subsidiaries provide financial services to individuals and businesses in Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts. Through our wholly owned subsidiary, First Niagara Bank, N.A. (the “Bank”), a federally chartered national bank, we provide a full range of products and services through our retail consumer, commercial, business services, and wealth management operations, including retail banking, consumer and commercial lending, cash management, insurance and wealth management products.
Our accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. Reclassifications of prior years’ amounts are made whenever necessary to conform to the current year’s presentation. The following is a description of our significant accounting policies:
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
Purchases and sales of investment securities are recorded on trade date, with realized gains and losses on sales included in our Consolidated Statements of Income using the specific identification method. We amortize premiums and accrete discounts on our investment securities to interest income utilizing the interest method.
Originated Loans and Leases
Loans we originate and intend to hold in our portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs which we amortize to interest income over the expected life of the loan using the interest method. We discontinue accrual of interest on originated loans after payments become more than 90 days past due, or earlier if we do not expect the full collection of principal or interest, with the exception of credit cards. Credit cards are placed on nonaccrual status at 180 days past due. The delinquency status is based upon the contractual terms of the loans. We reverse all uncollected interest income that we previously recognized on nonaccrual loans. When we have doubt as to the collectibility of a loan’s principal, we apply interest payments to principal. For loans other than residential mortgages, cash receipts received on nonperforming impaired loans are first applied to the loan’s principal. Once the remaining principal balance has been collected in full, cash receipts are then applied as recoveries of any partially charged-off amount on the loan. Once a loan’s principal balance, including any previously charged-off amounts are collected in full, cash receipts are recorded as interest income. For residential mortgage loans, where the loan is both well-secured and in the process of collection, we recognize interest income on a cash basis. Interest income on performing troubled debt restructurings, which are considered impaired loans, are applied in accordance with the terms of the modified loan.
We return loans to accrual status when principal and interest payments are current, we expect full collectibility of principal and interest, and a consistent repayment record, generally six consecutive payments, has been demonstrated.
We charge loans off against our allowance for loan losses when it becomes evident that we will not fully collect the balance of the loan. For business and commercial real estate loans, we record a charge off when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss is reasonably estimable. For our consumer loans secured by real estate, including our residential mortgages, home equity loans and home equity lines of credit, we order broker price opinions (“BPOs”) at 90 days past due and record partial or full charge-offs based upon the results of such valuations by no later than 180 days past due. All other closed end consumer loans are charged off at 120 days past due and all other open ended consumer lines, including credit card loans are charged off at 180 days past due.
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

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.  We perform such an evaluation on a quarterly basis on both our acquired loans individually accounted for under ASC 310-30 and those in pools accounted for under ASC 310-30 by analogy.

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis.  Based on this evaluation, a determination is made as to whether or not we have a reasonable expectation about the timing and amount of cash flows.  Such an expectation includes cash flows from normal customer repayment, foreclosure or other collection efforts.  Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis.  For residential real estate, home equity and other consumer loans, cash flow loss estimates are calculated by a vintage and FICO based model which incorporates a projected forward loss curve.  For commercial loans, lifetime loss rates are assigned to each pool with consideration given for pool make-up, including risk rating profile.  Lifetime loss rates are developed from internally generated loss data and are applied to each pool.

To the extent that we cannot reasonably estimate cash flows, interest income recognition is discontinued.  The unit of account for loans in pools accounted for under ASC 310-30 by analogy is the pool of loans.  Accordingly, as long as we can reasonably estimate cash flows for the pool as a whole, accretable yield on the pool is recognized and all individual loans within the pool - even those more than 90 days past due - would be considered to be accruing interest in our financial statement disclosures, regardless of whether or not we expected to collect any principal or interest cash flows on an individual loan 90 days or more past due.
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
Acquired Loans
Acquired loans accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)
For our acquired loans accounted for under ASC 310-30, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of future credit losses over the remaining life of the loans.

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

We have the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount (Step 0). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we proceed to compare each reporting unit's fair value to carrying value to identify potential impairment (Step 1). If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.
We perform our annual impairment review of goodwill on November 1 of each year utilizing valuation methods we believe appropriate, given the availability and applicability of market-based inputs for those methods.
Derivative Instruments
We use interest rate swaps to manage our interest rate risk. We also act as an interest rate swap counterparty for certain commercial customers, and manage the interest rate risk of these positions by entering into offsetting interest rate swap agreements with third parties. Interest rate swaps are recorded on our Consolidated Statements of Condition as either an asset or liability at estimated fair value and recognition of the changes in fair value in the income statement depends upon whether the interest rate swaps are in a designated hedging relationship. The change in the fair value of interest rate swaps designated as fair value hedges, including both the effective and ineffective portions, is recognized in earnings. These amounts are offset by the change in fair value of the hedged item, which is also recognized in earnings. The gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. The gain or loss associated with the ineffective portion of our cash flow hedges is recognized immediately in earnings. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship both at inception of the hedge and on an ongoing basis. If the interest rate swap is not designated in a hedge relationship, gains or losses reflecting changes in fair value are recorded in earnings.

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
Investment and Fiduciary Services
Assets that we hold in a fiduciary or agency capacity for our customers are not included in our accompanying Consolidated Statements of Condition, since these assets are not our assets and we are not the primary beneficiary. We recognize fee income from the management of these assets using the accrual method.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with GAAP. The estimates and assumptions that we deem to be critical involve our accounting policies relating to our allowance for loan losses, our accounting estimates relating to investment securities accounting (valuation, other than temporary impairment analysis, and prepayment assumptions on our collateralized mortgage obligations and mortgage-backed securities), the accounting treatment and valuation of acquired loans, and the analysis of the carrying value of goodwill for impairment. These estimates and assumptions are based on management’s best estimates and judgment and we evaluate them on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. As future events cannot be determined with precision, actual results could differ significantly from our estimates.
Accounting Standards Adopted in 2012
In April 2011, the Financial Accounting Standards Board (the “FASB”) released amended guidance to improve the accounting for repurchase transactions by amending the “effective control” criteria for transactions involving repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The revised guidance removes the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by a transferee, from the assessment of effective control. As a result, the level of cash collateral received by the transferor in a repurchase agreement or other similar agreement is no longer relevant in determining if a transfer should be accounted for as a sale. This guidance became effective for us in the first quarter of 2012 and is being applied prospectively. It did not have a significant impact on our financial statements.
In May 2011, the FASB released an amendment to change the format in which entities report comprehensive income in their financial statements. Under the new guidance, entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance became effective for us on January 1, 2012. See our Consolidated Statements of Comprehensive Income. Guidance related to the presentation requirements for reclassification adjustments was issued by the FASB in February 2013. We do not expect this newly issued guidance will have a significant impact on our financial statements.
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
Accounting Standards Not Yet Required to be Adopted as of December 31, 2012
In December 2011, the FASB announced new disclosure requirements for offsetting arrangements. The new rules seek to enhance the comparability of financial statements for users by providing information about offsetting and related arrangements. The rules require entities to disclose gross amounts subject to right of set-off, amounts set-off, net amounts presented in the balance sheet, amounts subject to master netting agreements that have not been offset including related amounts of financial collateral. The requirements will become effective for us beginning January 1, 2013 and we do not expect they will have a significant impact on our financial statements.

Note 2. Acquisitions
HSBC Bank Branches
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets, as contemplated by the Purchase and Assumption Agreement, dated July 30, 2011, as amended and restated as of May 17, 2012 (the “Purchase Agreement”). The purchase price, net of deposit premiums received of $122 million upon closing of the assignments from HSBC to KeyBank N.A. (“Key”), Five Star Bank (“Five Star”), and Community Bank System, Inc. (“Community Bank”), was $772 million. We also acquired certain wealth management relationships, which included approximately $2.5 billion of assets under management. While the HSBC Branch Acquisition is considered a purchase of a business for accounting purposes, pro forma income statement information is not presented because the HSBC Branch Acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents (1)	$7,360,218
Loans	1,600,841
Core deposit and other intangibles	84,631
Other assets	61,658
Total assets acquired	9,107,348

Deposits(2)	(9,854,589)
Other liabilities	(32,792)
Total liabilities acquired	(9,887,381)
Goodwill	$780,033

(1)	Amount is net of $772 million deposit premium paid to HSBC.

(2)	Deposits reported exclude $0.5 billion in municipal deposits that were subject to a price concession.

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
On July 20, 2012, Community Bank acquired the 16 HSBC branches, with a total of $107.0 million in loans, $696.6 million in deposits, and paid us a deposit premium of $23.8 million. On September 7, 2012, Community Bank acquired three First Niagara branches, assumed approximately $55.4 million in loans, $100.8 million in deposits, and paid us a deposit premium of $3.1 million.
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
Direct costs related to the HSBC Branch Acquisition were expensed as incurred and amounted to $178 million for the year ended December 31, 2012. These merger and acquisition integration expenses included $65 million in prepayment penalties on borrowings and swap termination fees; redundant facilities and employee severance costs; technology costs related to system conversions; and professional fees.
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

In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

Consideration paid:
First Niagara Financial Group, Inc. common stock issued	$1,315,786
Cash payments to NewAlliance stockholders	198,681
Fair value of NewAlliance employee stock options	15,766
Total consideration paid	1,530,233
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	126,322
Investment securities available for sale	2,759,329
Loans	5,113,195
Federal Home Loan Bank common stock	120,820
Bank owned life insurance	137,359
Premises and equipment	64,250
Core deposit intangible	23,800
Other assets	194,646
Deposits	(5,312,265)
Borrowings	(2,299,321)
Other liabilities	(74,629)
Total identifiable net assets	853,506
Goodwill	$676,727
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

The following table presents financial information regarding the former NewAlliance operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2011 under the column “Actual from acquisition date through December 31, 2011.” These amounts do not include merger and acquisition integration expenses. In addition, the following table presents unaudited pro forma information as if the acquisition of NewAlliance had occurred on January 1, 2010 under the “Pro forma” column. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger and acquisition integration costs of $91.5 million related to the NewAlliance merger that we incurred during the year ended December 31, 2011 are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with NewAlliance at the beginning of 2010. Cost savings are also not reflected in the unaudited pro forma amounts for the year ended December 31, 2011.

	Actual from acquisition date through December 31, 2011	Pro forma year ended December 31,
		2011	2010
Net interest income	$139,522	$950,815	$846,001
Noninterest income	18,876	257,921	247,776
Net income	73,063	248,791	238,062
Pro forma earnings per share:
Basic		$0.83	$0.81
Diluted		0.83	0.81

Note 3. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at December 31, 2012 and 2011 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$587,482	$20,723	$(144)	$608,061
U.S. Treasury	19,944	763	—	20,707
U.S. government agencies	4,641	13	(3)	4,651
U.S. government sponsored enterprises	390,421	13,471	—	403,892
Corporate	811,720	28,390	(3,083)	837,027
Trust preferred securities	15,524	—	(1,329)	14,195
Total debt securities	1,829,732	63,360	(4,559)	1,888,533
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	67,700	2,123	(197)	69,626
Federal National Mortgage Association	394,274	20,218	(30)	414,462
Federal Home Loan Mortgage Corporation	342,906	11,987	—	354,893
Collateralized mortgage obligations:
Government National Mortgage Association	1,060,415	30,742	—	1,091,157
Federal National Mortgage Association	1,460,400	14,968	(940)	1,474,428
Federal Home Loan Mortgage Corporation	1,036,308	11,204	(295)	1,047,217
Non-agency issued	59,604	1,544	(25)	61,123
Total collateralized mortgage obligations	3,616,727	58,458	(1,260)	3,673,925
Total residential mortgage-backed securities	4,421,607	92,786	(1,487)	4,512,906
Commercial mortgage-backed securities:
Non-agency issued	1,929,727	131,785	(1,291)	2,060,221
Total mortgage-backed securities	6,351,334	224,571	(2,778)	6,573,127
Collateralized loan obligations:
Non-agency issued	1,510,253	35,466	(854)	1,544,865
Asset-backed securities collateralized by:
Student loans	377,923	11,952	(134)	389,741
Credit cards	73,768	1,319	(12)	75,075
Auto loans	366,501	5,708	(43)	372,166
Other	117,885	781	(7)	118,659
Total asset-backed securities	936,077	19,760	(196)	955,641
Other	30,824	707	(92)	31,439
Total securities available for sale	$10,658,220	$343,864	$(8,479)	$10,993,605
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$5,988	$340	$(28)	$6,300
Federal National Mortgage Association	5,223	168	—	5,391
Federal Home Loan Mortgage Corporation	6,753	326	—	7,079
Collateralized mortgage obligations:
Government National Mortgage Association	1,006,238	48,748	(91)	1,054,895
Federal National Mortgage Association	18,463	657	—	19,120
Federal Home Loan Mortgage Corporation	257,141	24,045	—	281,186
Total collateralized mortgage obligations	1,281,842	73,450	(91)	1,355,201
Total securities held to maturity	$1,299,806	$74,284	$(119)	$1,373,971

	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$681,713	$21,564	$(99)	$703,178
U.S. Treasury	19,929	714	—	20,643
U.S. government agencies	5,430	10	(3)	5,437
U.S. government sponsored enterprises	377,468	13,332	(664)	390,136
Corporate	349,170	779	(13,939)	336,010
Trust preferred securities	29,791	41	(4,800)	25,032
Total debt securities	1,463,501	36,440	(19,505)	1,480,436
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	88,386	3,307	—	91,693
Federal National Mortgage Association	741,487	22,434	(71)	763,850
Federal Home Loan Mortgage Corporation	644,730	14,686	(69)	659,347
Collateralized mortgage obligations:
Government National Mortgage Association	2,329,040	63,916	(459)	2,392,497
Federal National Mortgage Association	936,768	13,782	(1,195)	949,355
Federal Home Loan Mortgage Corporation	1,091,128	15,163	(1,258)	1,105,033
Non-agency issued	93,329	1,251	(786)	93,794
Total collateralized mortgage obligations	4,450,265	94,112	(3,698)	4,540,679
Total residential mortgage-backed securities	5,924,868	134,539	(3,838)	6,055,569
Commercial mortgage-backed securities:
Non-agency issued	1,504,241	25,667	(598)	1,529,310
Total mortgage-backed securities	7,429,109	160,206	(4,436)	7,584,879
Collateralized loan obligations:
Non-agency issued	158,091	—	(92)	157,999
Asset-backed securities collateralized by:
Student loans	43,279	—	(2,561)	40,718
Credit cards	32,641	52	—	32,693
Auto loans	20,413	—	(120)	20,293
Other	118	—	(9)	109
Total asset-backed securities	96,451	52	(2,690)	93,813
Other	30,849	446	(126)	31,169
Total securities available for sale	$9,178,001	$197,144	$(26,849)	$9,348,296
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,421	$271	$(14)	$6,678
Federal National Mortgage Association	14,926	380	—	15,306
Federal Home Loan Mortgage Corporation	11,882	439	—	12,321
Collateralized mortgage obligations:
Government National Mortgage Association	1,883,105	48,358	—	1,931,463
Federal National Mortgage Association	196,357	4,800	—	201,157
Federal Home Loan Mortgage Corporation	556,939	28,859	—	585,798
Total collateralized mortgage obligations	2,636,401	82,017	—	2,718,418
Total securities held to maturity	$2,669,630	$83,107	$(14)	$2,752,723

The table below details certain information regarding our investment securities that were in an unrealized loss position at December 31, 2012 and 2011 by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2012	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$21,373	$(98)	42	$4,311	$(46)	5	$25,684	$(144)	47
U.S. government agencies	—	—	—	2,237	(3)	2	2,237	(3)	2
Corporate	92,190	(2,168)	27	44,085	(915)	2	136,275	(3,083)	29
Trust preferred securities	1,005	(13)	1	13,190	(1,316)	6	14,195	(1,329)	7
Total debt securities	114,568	(2,279)	70	63,823	(2,280)	15	178,391	(4,559)	85
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	22,604	(197)	6	—	—	—	22,604	(197)	6
Federal National Mortgage Association	1,244	(22)	7	315	(8)	2	1,559	(30)	9
Collateralized mortgage obligations:
Federal National Mortgage Association	232,290	(940)	12	—	—	—	232,290	(940)	12
Federal Home Loan Mortgage Corporation	118,020	(295)	6	—	—	—	118,020	(295)	6
Non-agency issued	—	—	—	4,123	(25)	1	4,123	(25)	1
Total collateralized mortgage obligations	350,310	(1,235)	18	4,123	(25)	1	354,433	(1,260)	19
Total residential mortgage-backed securities	374,158	(1,454)	31	4,438	(33)	3	378,596	(1,487)	34
Commercial mortgage-backed securities:
Non-agency issued	29,660	(613)	5	31,567	(678)	4	61,227	(1,291)	9
Total mortgage-backed securities	403,818	(2,067)	36	36,005	(711)	7	439,823	(2,778)	43
Collateralized loan obligations:
Non-agency issued	167,997	(854)	25	—	—	—	167,997	(854)	25
Asset-backed securities collateralized by:
Student loans	2,055	(53)	1	25,641	(81)	1	27,696	(134)	2
Credit Card	5,987	(12)	2	—	—	—	5,987	(12)	2
Auto loans	41,605	(43)	7	—	—	—	41,605	(43)	7
Other	4,500	(3)	2	97	(4)	1	4,597	(7)	3
Total asset-backed securities	54,147	(111)	12	25,738	(85)	2	79,885	(196)	14
Other	—	—	—	7,936	(92)	3	7,936	(92)	3
Total securities available for sale in an unrealized loss position	$740,530	$(5,311)	143	$133,502	$(3,168)	27	$874,032	$(8,479)	170
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$1,959	$(28)	1	$—	$—	—	$1,959	$(28)	1
Collateralized mortgage obligations:
Government National Mortgage Association	23,485	(91)	2	—	—	—	23,485	(91)	2
Total securities held to maturity in an unrealized loss position	$25,444	$(119)	3	$—	$—	—	$25,444	$(119)	3

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2011:	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$12,792	$(45)	21	$6,121	$(54)	11	$18,913	$(99)	32
U.S. government agencies	—	—	—	2,189	(3)	1	2,189	(3)	1
U.S. government sponsored enterprises	77,445	(664)	7	—	—	—	77,445	(664)	7
Corporate	256,316	(13,357)	38	4,418	(582)	1	260,734	(13,939)	39
Trust preferred securities	23,055	(3,949)	9	800	(851)	2	23,855	(4,800)	11
Total debt securities	369,608	(18,015)	75	13,528	(1,490)	15	383,136	(19,505)	90
Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	21,765	(71)	13	—	—	—	21,765	(71)	13
Federal Home Loan Mortgage Corporation	18,236	(69)	8	—	—	—	18,236	(69)	8
Collateralized mortgage obligations:
Government National Mortgage Association	126,027	(459)	6	—	—	—	126,027	(459)	6
Federal National Mortgage Association	197,810	(1,195)	20	—	—	—	197,810	(1,195)	20
Federal Home Loan Mortgage Corporation	219,870	(1,258)	21	—	—	—	219,870	(1,258)	21
Non-agency issued	25,563	(618)	13	16,764	(168)	3	42,327	(786)	16
Total collateralized mortgage obligations	569,270	(3,530)	60	16,764	(168)	3	586,034	(3,698)	63
Total residential mortgage-backed securities	609,271	(3,670)	81	16,764	(168)	3	626,035	(3,838)	84
Commercial mortgage-backed securities:
Non-agency issued	164,409	(598)	18	—	—	—	164,409	(598)	18
Total mortgage-backed securities	773,680	(4,268)	99	16,764	(168)	3	790,444	(4,436)	102
Collateralized loan obligations:
Non-agency issued	86,435	(92)	6	—	—	—	86,435	(92)	6
Asset-backed securities collateralized by:
Student loans	40,717	(2,561)	2	—	—	—	40,717	(2,561)	2
Auto loans	20,293	(120)	3	—	—	—	20,293	(120)	3
Other	—	—	—	109	(9)	1	109	(9)	1
Total asset-backed securities	61,010	(2,681)	5	109	(9)	1	61,119	(2,690)	6
Other	9,843	(126)	5	—	—	—	9,843	(126)	5
Total securities available for sale in an unrealized loss position	$1,300,576	$(25,182)	190	$30,401	$(1,667)	19	$1,330,977	$(26,849)	209
Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$2,138	$(14)	1	$—	$—	—	$2,138	$(14)	1
We have assessed the securities in an unrealized loss position at December 31, 2012 and 2011 and determined that the declines in fair value below amortized cost were temporary. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
During the quarter ended June 30, 2012 and subsequent to the HSBC Branch Acquisition, we transferred certain mortgage-backed securities with a carrying value of $861 million from our held to maturity portfolio to our available for sale portfolio. We then sold these and other mortgage-backed securities in our available for sale portfolio with a total carrying value of $3.1 billion for a total pre-tax gain of $21 million in order to manage our interest rate risk and strengthen key financial metrics. The securities sold were selected based on an assessment of their prepayment risk and did not include any that were purchased in conjunction with the HSBC Branch Acquisition. The proceeds from these sales were used to pay down short-term borrowings.

At March 31, 2011, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as we determined that we had the intent and ability to hold these securities to maturity. The transferred securities consisted of residential mortgage-backed securities and collateralized mortgage obligations and had net unrealized gains, net of tax, of $4 million on the date of transfer, which is being amortized over the remaining life of the related securities as an adjustment to yield in a manner consistent with the amortization of the premium on the same transferred debt securities.
Scheduled contractual maturities of our investment securities at December 31, 2012 are as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$102,837	$103,373
After one year through five years	1,233,303	1,275,278
After five years through ten years	486,489	503,305
After ten years	7,103	6,577
Total debt securities	1,829,732	1,888,533
Mortgage-backed securities	7,651,140	7,947,098
Collateralized loan obligations	1,510,253	1,544,865
Asset-backed securities	936,077	955,641
Other	30,824	31,439
	$11,958,026	$12,367,576
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio decreased to 3.0 years at December 31, 2012 from 4.1 years at December 31, 2011.
At December 31, 2012 and 2011, $5.5 billion and $9.2 billion, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the FHLB and Federal Reserve Bank (“FRB”), as well as repurchase agreements, certain deposits, and derivative instruments. At December 31, 2012, our investment portfolio included securities issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association with a fair value of $1.7 billion, $2.1 billion, and $2.2 billion, respectively. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
Our investment in FHLB stock consists of $140 million, $24 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at December 31, 2012 and of $101 million, $27 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at December 31, 2011.
Our investment in FRB stock amounted to $136 million and $109 million at December 31, 2012 and 2011, respectively.

Note 4. Loans and Leases
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

Our loans and leases receivable consisted of the following at December 31:

	2012			2011
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$4,491,440	$1,974,607	$6,466,047	$3,695,102	$2,183,516	$5,878,618
Construction	552,265	74,881	627,146	286,040	79,723	365,763
Business	4,286,331	666,992	4,953,323	2,951,807	819,842	3,771,649
Total commercial	9,330,036	2,716,480	12,046,516	6,932,949	3,083,081	10,016,030
Residential real estate	1,724,134	2,037,433	3,761,567	1,643,665	2,368,602	4,012,267
Home equity	1,286,243	1,365,648	2,651,891	1,132,373	1,033,615	2,165,988
Other consumer	1,031,944	218,094	1,250,038	167,018	111,280	278,298
Total consumer	4,042,321	3,621,175	7,663,496	2,943,056	3,513,497	6,456,553
Total loans and leases	13,372,357	6,337,655	19,710,012	9,876,005	6,596,578	16,472,583
Allowance for loan losses	(160,958)	(1,564)	(162,522)	(118,192)	(1,908)	(120,100)
Total loans and leases, net	$13,211,399	$6,336,091	$19,547,490	$9,757,813	$6,594,670	$16,352,483
As of December 31, 2012, we had a liability for unfunded loan commitments of $12 million. For the year ended December 31, 2012, we recognized provision for credit losses related to our unfunded loan commitments of $1.3 million. We acquired an additional $3.0 billion in unfunded loan commitments as part of our HSBC Branch Acquisition, and consequently increased our liability by $4 million to recognize probable losses inherent in the commitments assumed in the HSBC Branch Acquisition.
Of the $2.7 billion and $2.2 billion home equity portfolio at December 31, 2012 and 2011, respectively, $884 million were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of December 31, 2012 and 2011. Interagency Supervisory Guidance related to junior lien home equity loans issued during 2012 resulted in $8 million of additional nonaccrual loans at December 31, 2012, but did not have a significant impact on our allowance for loan losses.

During 2012, the Office of the Comptroller of the Currency ("OCC") updated their Bank Accounting Advisory Series which states that consumer loans restructured in bankruptcy should be written down to their collateral value. This guidance also states that such restructures are also considered troubled debt restructurings ("TDRs"). This guidance resulted in $12.4 million of additional TDRs at December 31, 2012, and all such loans were placed on nonaccrual status. As a result of stable home values in our footprint markets, only $2.3 million of these loans have collateral that has a current fair value less than the balance of the loan. We recorded $0.6 million of charge-offs on such loans.

Acquired loans
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

	2012	2011
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$31,032	$52,272
Carrying amount	24,157	45,141
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	4,773,965	5,459,446
Carrying amount	4,690,143	5,369,414
Other acquired loans
Outstanding principal balance	1,695,979	1,239,025
Carrying amount	1,623,355	1,182,023
Total acquired loans
Outstanding principal balance	6,500,976	6,750,743
Carrying amount	6,337,655	6,596,578
The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2011	$(325,851)
NewAlliance acquisition	(1,059,207)
Net reclassifications from nonaccretable yield	(23,830)
Accretion	221,988
Balance at December 31, 2011	(1,186,900)
HSBC Acquisition	(90,670)
Reclassifications from nonaccretable yield	(28,095)
Accretion	248,533
Balance at December 31, 2012	$(1,057,132)

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

The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
	Business	Real Estate	Residential	Home Equity	Other Consumer	Total
Year ended December 31, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	66,589	(6,542)	2,809	4,233	16,572	83,661
Charge-offs	(26,836)	(7,247)	(2,647)	(4,234)	(5,435)	(46,399)
Recoveries	2,274	1,420	318	464	1,535	6,011
Allowance related to loans sold	$(187)	$(88)	$(66)	$(121)	$(45)	$(507)
Balance at end of period	$99,188	$37,550	$4,515	$4,716	$14,989	$160,958
Allowance for loan losses:
Individually evaluated for impairment	$4,755	$2,640	$3,074	$801	$10	$11,280
Collectively evaluated for impairment	94,433	34,910	1,441	3,915	14,979	149,678
Total	$99,188	$37,550	$4,515	$4,716	$14,989	$160,958
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$58,209	$66,514	$19,506	$5,398	$1,909	$151,536
Collectively evaluated for impairment	4,228,122	4,977,191	1,704,628	1,280,845	1,030,035	13,220,821
Total	$4,286,331	$5,043,705	$1,724,134	$1,286,243	$1,031,944	$13,372,357
Year ended December 31, 2011
Allowance for loan losses:
Balance at beginning of period	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	29,586	12,395	3,333	4,616	1,212	51,142
Charge-offs	(17,182)	(12,020)	(1,601)	(2,411)	(2,918)	(36,132)
Recoveries	2,910	2,665	615	310	1,328	7,828
Balance at end of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Allowance for loan losses:
Individually evaluated for impairment	$1,826	$2,890	$2,151	$431	$25	$7,323
Collectively evaluated for impairment	55,522	47,117	1,950	3,943	2,337	110,869
Total	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$28,911	$60,384	$12,911	$1,800	$81	$104,087
Collectively evaluated for impairment	2,922,896	3,920,758	1,630,754	1,130,573	166,937	9,771,918
Total	$2,951,807	$3,981,142	$1,643,665	$1,132,373	$167,018	$9,876,005

Year ended December 31, 2010
Allowance for loan losses:
Balance at beginning of period	$38,324	$44,497	$1,825	$1,216	$2,441	$88,303
Provision for loan losses	20,771	23,437	593	2,168	1,662	48,631
Charge-offs	(18,917)	(21,271)	(695)	(1,704)	(2,645)	(45,232)
Recoveries	1,856	304	31	179	1,282	3,652
Balance at end of period	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Allowance for loan losses:
Individually evaluated for impairment	$1,594	$3,726	$173	$—	$—	$5,493
Collectively evaluated for impairment	40,440	43,241	1,581	1,859	2,740	89,861
Total	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$23,542	$48,199	$11,125	$—	$—	$82,866
Collectively evaluated for impairment	1,947,827	3,315,605	1,415,948	923,717	147,732	7,750,829
Total	$1,971,369	$3,363,804	$1,427,073	$923,717	$147,732	$7,833,695

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated. We did not have any activity in our allowance for loan losses for acquired commercial or consumer loans for the year ended December 31, 2010.

	Commercial		Consumer
	Business	Real Estate	Residential	Home Equity	Other Consumer	Total
Year ended December 31, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	6,277	60	290	740	7,367
Charge-offs	—	(6,963)	—	—	(1,667)	(8,630)
Recoveries	—	686	—	—	233	919
Balance at end of period	$—	$—	$60	$290	$1,214	$1,564
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$—	$—	$60	$290	$1,214	$1,564
Total	$—	$—	$60	$290	$1,214	$1,564
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$6,656	$1,130	$—	$2,345	$17	$10,148
Collectively evaluated for impairment	$427,498	$—	$—	$1,044,680	$142,159	$1,614,337
Loans acquired with deteriorated credit quality	$232,838	$2,048,358	$2,037,433	$318,623	$75,918	$4,713,170
Total	$666,992	$2,049,488	$2,037,433	$1,365,648	$218,094	$6,337,655
Year ended December 31, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	806	—	—	2,077	3,229
Charge-offs	(346)	(806)	—	—	(169)	(1,321)
Recoveries	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$1,908	$1,908
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$—	$—	$—	$—	$1,908	$1,908
Total	$—	$—	$—	$—	$1,908	$1,908
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$531,106	$—	$—	$607,324	$43,593	$1,182,023
Loans acquired with deteriorated credit quality	$288,736	$2,263,239	$2,368,602	$426,291	$67,687	$5,414,555
Total	$819,842	$2,263,239	$2,368,602	$1,033,615	$111,280	$6,596,578

Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonaccruing loans consisted of the following at the dates indicated:

	December 31, 2012			December 31, 2011
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	50,848	1,120	51,968	43,119	—	43,119
Business	47,066	8,932	55,998	20,173	—	20,173
Total commercial	97,914	10,052	107,966	63,292	—	63,292
Consumer:
Residential real estate	27,192	—	27,192	18,668	—	18,668
Home equity	14,233	19,205	33,438	6,790	—	6,790
Other consumer	3,737	391	4,128	1,048	—	1,048
Total consumer	45,162	19,596	64,758	26,506	—	26,506
Total	143,076	29,648	172,724	89,798	—	89,798

Beginning in the second quarter of 2012, we began reporting acquired lines of credit not subject to ASC 310-30 as acquired nonperforming loans when these loans become 90 days past due. Prior to the HSBC Branch Acquisition, such amounts were immaterial. The remaining credit discount recorded at acquisition is adequate to cover losses inherent in these balances.
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the years ending December 31:

	2012	2011	2010
Additional interest income that would have been recorded if nonaccrual loans had performed in accordance with original terms	$7,398	$5,544	$5,931

Impaired loans
The following tables provide information about our impaired loans including recorded investments, principal balances and related allowance amounts at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 67% and 68% of the loans’ contractual principal balance at December 31, 2012 and 2011, respectively.

	December 31, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded: (1)
Commercial:
Real estate	$43,094	$59,578	$—	$39,781	$53,103	$—
Business	40,992	64,878	—	23,143	37,080	—
Total commercial	84,086	124,456	—	62,924	90,183	—
Consumer:
Residential real estate	6,315	6,473	—	—	—	—
Home equity	5,337	6,876	—	3	3	—
Other consumer	1,847	1,941	—	—	—	—
Total consumer	13,499	15,290	—	3	3	—
Total	$97,585	$139,746	$—	$62,927	$90,186	$—
With a related allowance recorded:
Commercial:
Real estate	$24,550	$37,037	$2,640	$20,603	$30,794	$2,890
Business	23,873	31,271	4,755	5,768	6,855	1,826
Total commercial	48,423	68,308	7,395	26,371	37,649	4,716
Consumer:
Residential real estate	13,191	13,918	3,074	12,911	12,911	2,151
Home equity	2,406	2,583	801	1,797	1,817	431
Other consumer	79	99	10	81	103	25
Total consumer	15,676	16,600	3,885	14,789	14,831	2,607
Total	$64,099	$84,908	$11,280	$41,160	$52,480	$7,323
Total
Commercial:
Real estate	$67,644	$96,615	$2,640	$60,384	$83,897	$2,890
Business	64,865	96,149	4,755	28,911	43,935	1,826
Total commercial	132,509	192,764	7,395	89,295	127,832	4,716
Consumer:
Residential real estate	19,506	20,391	3,074	12,911	12,911	2,151
Home equity	7,743	9,459	801	1,800	1,820	431
Other consumer	1,926	2,040	10	81	103	25
Total consumer	29,175	31,890	3,885	14,792	14,834	2,607
Total	$161,684	$224,654	$11,280	$104,087	$142,666	$7,323

(1)
Amounts include the following balances of impaired acquired loans with no related allowance at December 31, 2012. The remaining credit mark is considered adequate to cover any loss on these balances. There were no impaired acquired loans at December 31, 2011.

	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$1,130	$4,652	$—
Business	6,656	7,436	—
Total commercial	7,786	12,088	—
Consumer:
Residential real estate	—	—	—
Home equity	2,345	3,470	—
Other consumer	17	17	—
Total consumer	2,362	3,487	—
Total	$10,148	$15,575	$—

The following tables provide information about our impaired loans including the average recorded investment and interest income recognized on impaired loans for the years ending December 31:

	2012		2011		2010
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$73,295	$1,383	$51,190	$2,904	$50,723	$412
Business	70,912	721	23,755	1,837	23,901	46
Total commercial	144,207	2,104	74,945	4,741	74,624	458
Consumer:
Residential real estate	19,743	407	12,791	705	11,351	616
Home equity	5,008	69	737	27	—	—
Other consumer	1,974	18	25	—	—	—
Total consumer	26,725	494	13,553	732	11,351	616
Total(1)	$170,932	$2,598	$88,498	$5,473	$85,975	$1,074

(1)
Amounts include the following balances of impaired acquired loans with no related allowance at December 31, 2012. The remaining credit mark is considered adequate to cover any loss on these balances. There were no impaired acquired loans at December 31, 2011.

	Average recorded investment	Interest income recognized
Commercial:
Real estate	$1,471	$—
Business	7,562	—
Total commercial	9,033	—
Consumer:
Residential real estate	—	—
Home equity	610	—
Other consumer	8	—
Total consumer	618	—
Total	$9,651	$—

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

	Commercial	Consumer	Total
December 31, 2012
Nonaccrual loans	$107,966	$64,758	$172,724
Plus: Accruing TDRs	36,380	9,900	46,280
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11,837)	(45,483)	(57,320)
Total impaired loans	$132,509	$29,175	$161,684
December 31, 2011:
Nonaccrual loans	$63,292	$26,506	$89,798
Plus: Accruing TDRs	32,916	10,972	43,888
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(6,913)	(22,686)	(29,599)
Total impaired loans	$89,295	$14,792	$104,087

Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing(1)
December 31, 2012
Originated loans
Commercial:
Real estate	$4,346	$2,584	$40,454	$47,384	$4,996,321	$5,043,705	$3,791
Business	5,398	4,698	19,237	29,333	4,256,998	4,286,331	315
Total commercial	9,744	7,282	59,691	76,717	9,253,319	9,330,036	4,106
Consumer:
Residential real estate	7,590	2,414	19,241	29,245	1,694,889	1,724,134	—
Home equity	2,754	1,662	8,991	13,407	1,272,836	1,286,243	—
Other consumer	6,214	1,230	2,020	9,464	1,022,480	1,031,944	402
Total consumer	16,558	5,306	30,252	52,116	3,990,205	4,042,321	402
Total	$26,302	$12,588	$89,943	$128,833	$13,243,524	$13,372,357	$4,508
Acquired loans
Commercial:
Real estate	$10,651	$18,066	$80,374	$109,091	$1,940,397	$2,049,488	$79,255
Business	5,661	1,864	12,864	20,389	646,603	666,992	5,963
Total commercial	16,312	19,930	93,238	129,480	2,587,000	2,716,480	85,218
Consumer:
Residential real estate	24,104	11,917	69,106	105,127	1,932,306	2,037,433	69,106
Home equity	10,241	5,437	20,705	36,383	1,329,265	1,365,648	7,268
Other consumer	4,506	2,968	5,859	13,333	204,761	218,094	5,468
Total consumer	38,851	20,322	95,670	154,843	3,466,332	3,621,175	81,842
Total	$55,163	$40,252	$188,908	$284,323	$6,053,332	$6,337,655	$167,060
December 31, 2011
Originated loans
Commercial:
Real estate	$8,246	$973	$23,829	$33,048	$3,948,094	$3,981,142	$—
Business	4,906	716	10,540	16,162	2,935,645	2,951,807	—
Total commercial	13,152	1,689	34,369	49,210	6,883,739	6,932,949	—
Consumer:
Residential real estate	9,977	4,641	15,559	30,177	1,613,488	1,643,665	—
Home equity	1,976	2,707	6,284	10,967	1,121,406	1,132,373	—
Other consumer	1,454	686	814	2,954	164,064	167,018	—
Total consumer	13,407	8,034	22,657	44,098	2,898,958	2,943,056	—
Total	$26,559	$9,723	$57,026	$93,308	$9,782,697	$9,876,005	$—
Acquired loans
Commercial:
Real estate	$24,003	$1,302	$47,228	$72,533	$2,190,706	$2,263,239	$47,228
Business	5,076	742	9,141	14,959	804,883	819,842	9,141
Total commercial	29,079	2,044	56,369	87,492	2,995,589	3,083,081	56,369
Consumer:
Residential real estate	19,720	10,041	66,068	95,829	2,272,773	2,368,602	66,068
Home equity	7,549	3,933	18,574	30,056	1,003,559	1,033,615	18,574
Other consumer	1,799	1,162	2,226	5,187	106,093	111,280	2,226
Total consumer	29,068	15,136	86,868	131,072	3,382,425	3,513,497	86,868
Total	$58,147	$17,180	$143,237	$218,564	$6,378,014	$6,596,578	$143,237

(1)
Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition. Acquired loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income. In connection with the HSBC Branch Acquisition, we changed our nonaccrual policy related to credit cards from 90 days to 180 days, at which time the balance is charged-off. This policy change did not have a significant impact on our interest income or allowance for credit losses.

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
December 31, 2012
Originated loans:
Pass	$4,745,600	$4,069,410	$8,815,010	94.5%
Criticized:(1)
Accrual	247,257	169,855	417,112	4.5%
Nonaccrual	50,848	47,066	97,914	1.0%
Total criticized	298,105	216,921	515,026	5.5%
Total	$5,043,705	$4,286,331	$9,330,036	100.0%
Acquired loans:
Pass	$1,794,282	$581,555	$2,375,837	87.4%
Criticized:(1)
Accrual	254,086	76,505	330,591	12.2%
Nonaccrual	1,120	8,932	10,052	0.4%
Total criticized	255,206	85,437	340,643	12.6%
Total	$2,049,488	$666,992	$2,716,480	100.0%
December 31, 2011
Originated loans:
Pass	$3,611,303	$2,728,815	$6,340,118	91.4%
Criticized:(1)
Accrual	326,720	202,819	529,539	7.7%
Nonaccrual	43,119	20,173	63,292	0.9%
Total criticized	369,839	222,992	592,831	8.6%
Total	$3,981,142	$2,951,807	$6,932,949	100.0%
Acquired loans:
Pass	$1,920,269	$724,794	$2,645,063	85.8%
Criticized:(1)
Accrual	342,970	95,048	438,018	14.2%
Nonaccrual	—	—	—	—%
Total criticized	342,970	95,048	438,018	14.2%
Total	$2,263,239	$819,842	$3,083,081	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Part I, Item 1, “Business,” under the heading “Asset Quality Review.”

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Other consumer	Total	Percent of total
December 31, 2012
Originated loans by refreshed FICO score:
Over 700	$1,381,565	$1,009,913	$589,804	$2,981,282	73.7%
660-700	167,046	148,692	232,474	548,212	13.6%
620-660	67,520	59,085	122,656	249,261	6.2%
580-620	38,570	28,487	45,545	112,602	2.8%
Less than 580	57,794	36,152	36,866	130,812	3.2%
No score(1)	11,639	3,914	4,599	20,152	0.5%
Total	$1,724,134	$1,286,243	$1,031,944	$4,042,321	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,353,416	$998,443	$120,305	$2,472,164	68.3%
660-700	176,620	136,160	35,255	348,035	9.6%
620-660	103,628	83,857	19,380	206,865	5.7%
580-620	72,627	53,708	9,967	136,302	3.8%
Less than 580	109,337	69,664	13,594	192,595	5.3%
No score(1)	221,805	23,816	19,593	265,214	7.3%
Total	$2,037,433	$1,365,648	$218,094	$3,621,175	100.0%
December 31, 2011
Originated loans by refreshed FICO score:
Over 700	$1,290,287	$875,451	$82,345	$2,248,083	76.5%
660-700	159,293	139,666	25,951	324,910	11.0%
620-660	75,552	55,294	14,445	145,291	4.9%
580-620	41,323	24,271	5,277	70,871	2.4%
Less than 580	62,303	32,676	9,370	104,349	3.5%
No score(1)	14,907	5,015	29,630	49,552	1.7%
Total	$1,643,665	$1,132,373	$167,018	$2,943,056	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,668,117	$752,107	$49,879	$2,470,103	70.4%
660-700	173,139	97,410	15,567	286,116	8.1%
620-660	86,600	60,298	9,249	156,147	4.4%
580-620	47,022	40,700	4,592	92,314	2.6%
Less than 580	93,157	57,911	8,909	159,977	4.6%
No score(1)	300,567	25,189	23,084	348,840	9.9%
Total	$2,368,602	$1,033,615	$111,280	$3,513,497	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.

Troubled Debt Restructures
The following table details additional information on our TDRs at December 31:

	2012	2011	2010
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$46,280	$43,888	$21,607
Nonaccrual	42,244	33,502	33,766
Total troubled debt restructurings(1)	$88,524	$77,390	$55,373

(1)	Includes 44 acquired loans that were restructured with a recorded investment of $2.9 million at December 31, 2012. There were no acquired loans that were considered TDRs at December 31, 2011.

The modifications made to restructured loans typically consist of an extension of the payment terms, deferral of principal, or a rate reduction. Additionally, loans restructured in a Chapter 7 bankruptcy are considered TDRs. We generally do not forgive principal when restructuring loans. The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Year ended December 31, 2012
Commercial:
Commercial real estate
Extension of term	10	$11,252	$1,001	$15
Deferral of principal	1	259	14	—
Extension of term and rate reduction	1	815	—	—
Commercial business
Extension of term	8	3,760	445	4
Deferral of principal	1	187	—	—
Rate reduction	1	125	—	—
Extension of term and rate reduction	2	4,065	530	520
Total commercial	24	20,463	1,990	539
Consumer:
Residential real estate
Extension of term	4	346	4	14
Rate reduction	3	225	1	37
Deferral of principal and extension of term	5	1,170	1	50
Extension of term and rate reduction	3	1,939	3	481
Chapter 7 Bankruptcy	79	6,191	—	—
Other	6	677	1	204
Home equity
Extension of term and rate reduction	4	293	—	33
Chapter 7 Bankruptcy	160	7,038	—	—
Other	2	69	—	12
Other consumer
Chapter 7 Bankruptcy	72	1,711	—	—
Total consumer	338	19,659	10	831
Total	362	$40,122	$2,000	$1,370
Year ended December 31, 2011
Commercial:
Commercial real estate
Extension of term	20	$10,267	$599	$465
Deferral of principal	4	5,133	217	1,392
Rate reduction	1	2,681	283	—
Extension of term and rate reduction	5	3,090	907	241
Other	3	6,002	355	—
Commercial business
Extension of term	13	6,302	944	110
Deferral of principal	6	2,158	216	170
Rate reduction	2	3,255	573	—
Extension of term and rate reduction	6	6,528	397	—
Total commercial	60	45,416	4,491	2,378
Consumer:
Residential real estate
Extension of term	4	541	1	39
Rate reduction	6	373	—	60
Deferral of principal and extension of term	20	3,139	3	384
Extension of term and rate reduction	16	1,657	2	261
Other	2	228	—	23
Home equity
Deferral of principal	1	37	—	2

Deferral of principal and extension of term	6	368	—	39
Extension of term and rate reduction	5	459	1	122
Other consumer
Deferral of principal and extension of term	1	10	—	1
Extension of term and rate reduction	5	62	3	15
Total consumer	66	6,874	10	946
Total	126	$52,290	$4,501	$3,324

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructuring is not significant.
The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during the periods indicated are shown below:

	Year ended December 31,
	2012	2011
Commercial:
Real estate	$1,087	$2,866
Business	6,380	1,549
Total commercial	7,467	4,415
Consumer:
Residential real estate	—	589
Home Equity	—	—
Consumer	—	—
Total consumer	—	589
Total	$7,467	$5,004
Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at December 31:

	2012	2011	2010
Loans classified as held for sale	$154,745	$94,484	$37,977
Loans sold during the year	1,444,156	738,096	712,239
Gains on sale of loans, net	9,175	2,790	10,906
Mortgages serviced for others	2,909,091	2,071,445	1,554,083
Mortgage servicing asset recorded for loans serviced for others, net	25,839	16,880	12,591
Note 5. Premises and Equipment
A summary of our premises and equipment at December 31, 2012 and 2011 follows:

	2012	2011
Land	$29,342	$26,125
Buildings and leasehold improvements	269,573	227,379
Furniture and equipment	267,624	199,157
Total	566,539	452,661
Accumulated depreciation	(155,978)	(134,560)
Premises and equipment, net	$410,561	$318,101
Our rent expense, which is included in occupancy and equipment in our Consolidated Statements of Income, was $27.6 million, $34.0 million, and 17.7 million, for 2012, 2011, and 2010, respectively.

Note 6. Goodwill and Other Intangible Assets
The following table shows information regarding our goodwill for 2012 and 2011:

	Banking	Financial services	Consolidated total
Balances at January 1, 2011	$963,793	$60,184	$1,023,977
Acquisitions	676,727	7,641	684,368
Balances at December 31, 2011	$1,640,520	$67,825	$1,708,345
Acquisitions	780,033	—	780,033
Branch sales	(4,591)	—	(4,591)
Balances at December 31, 2012	$2,415,962	$67,825	$2,483,787
Goodwill
We perform our annual impairment test of goodwill on November 1st of each year. After giving appropriate consideration to all available information, we determined that no impairment of goodwill had been incurred in either 2012 or 2011. However, as a result of the challenging economic environment in 2012 for the banking industry as a whole, the excess of fair value over the carrying value of our reporting units narrowed. Continuation of the depressed economic environment or further deterioration in market conditions may result in an impairment of goodwill in the future.
As part of our impairment test, we utilized both the income and market approaches to compare the carrying values of our Banking and Financial Services reporting units to their estimated fair values.
Key changes in the market and our operations were monitored from our impairment test date of November 1st to each year end date in order to identify circumstances necessitating further testing of impairment. No such changes were noted for 2012 or 2011.
The following table provides information regarding our amortizing intangible assets at December 31:

	2012	2011
Core deposit intangible	$191,498	$150,339
Accumulated amortization	(110,689)	(75,220)
Net carrying amount	80,809	75,119
Other intangibles	98,866	55,405
Accumulated amortization	(45,652)	(35,629)
Net carrying amount	53,214	19,776
Total amortizing intangible assets, net	$134,023	$94,895

The estimated future amortization expense for our amortizing intangible assets is as follows at December 31, 2012:

	First quarter	Second quarter	Third quarter	Fourth quarter	Total
2013	14,102	10,831	7,718	7,552	40,203
2014	7,497	6,779	6,441	6,361	27,078
2015	6,133	5,021	3,939	3,912	19,005
2016	3,804	3,179	2,967	2,945	12,895
2017	2,920	2,903	2,890	2,872	11,585
Thereafter					23,257

Note 7. Deposits
Our deposits consist of the following at December 31:

	2012		2011
	Balance	Weighted average rate	Balance	Weighted average rate
Core deposits:
Savings	$3,887,587	0.15%	$2,621,016	0.20%
Interest-bearing checking	4,450,970	0.07	2,259,576	0.12
Money market deposits	10,581,137	0.28	7,220,902	0.56
Noninterest-bearing	4,643,580	—	3,335,356	—
Total core deposits	23,563,274	0.17	15,436,850	0.33
Certificates	4,113,257	0.81	3,968,265	0.98
Total deposits	$27,676,531	0.27%	$19,405,115	0.48%
Interest expense on our deposits is summarized as follows:

	2012	2011	2010
Certificates	$32,862	$39,686	$38,936
Money market deposits	26,195	36,492	27,676
Savings	5,147	4,680	1,587
Interest-bearing checking	2,445	2,379	2,951
	$66,649	$83,237	$71,150
Interest rates on our certificates range from 0.05% to 5.12% at December 31, 2012. Certificates of deposit that we issued in amounts over $100 thousand amounted to $1.7 billion, $1.3 billion, and $997 million at December 31, 2012, 2011, and 2010, respectively. Interest expense on certificates of deposit over $100 thousand totaled $11.2 million, $15.5 million, and $12.7 million in 2012, 2011, and 2010, respectively. Included in certificates of deposit issued in amounts over $100 thousand at December 31, 2012, 2011 and 2010 are $635 million, $62 million and $145 million, respectively, of brokered deposits.
Included in total deposits are municipal deposits totaling $3.3 billion and $1.7 billion at December 31, 2012 and 2011, respectively.
Note 8. Borrowings
Our outstanding borrowings at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Short-term borrowings:
FHLB advances	$2,438,500	$1,135,008
Repurchase agreements	545,218	1,073,837
Total short-term borrowings	2,983,718	2,208,845
Long-term borrowings:
FHLB advances	—	2,390,945
Repurchase agreements	—	2,790,964
Senior notes (maturing in 2020)	297,351	296,979
Subordinated notes (maturing in 2021)	297,840	297,577
Junior subordinated debentures (maturing between 2030 and 2037)	112,025	111,284
Other (maturing between 2013 and 2032)	25,209	30,527
Total long-term borrowings	732,425	5,918,276
Total borrowings	$3,716,143	$8,127,121

Our FHLB advances bear interest rates ranging from 0.31% to 0.47% and had a weighted average rate of 0.43% at December 31, 2012 and 1.90% at December 31, 2011. Our repurchase agreements bear interest rates ranging from 0.02% to 0.20% and had a weighted average rate of 0.18% at December 31, 2012 and 1.27% at December 31, 2011. Our senior notes and subordinated notes bear interest at annual rates of 6.75% and 7.25%, respectively. Our junior subordinated debentures bear interest rates ranging from 1.59% to 10.88% and have a weighted average interest rate of 2.72% at December 31, 2012.
Interest expense on our borrowings is summarized as follows:

	2012	2011	2010
FHLB advances	$19,153	$42,698	$20,307
Repurchase agreements	17,429	31,072	30,032
Senior notes	20,739	20,517	20,926
Subordinated notes	23,040	1,144	—
Junior subordinated debentures	5,747	5,366	3,612
Other	56	26	1,807
	$86,164	$100,823	$76,684
Our Bank has lines of credit with the FHLB, FRB, and commercial banks that serve as secondary funding sources for lending, liquidity, and asset and liability management. At December 31, 2012 and 2011, the FHLB facility totaled $4.0 billion and $5.0 billion, respectively, of which $2.4 billion and $3.5 billion was utilized and secured by approximately $4.0 billion and $2.6 billion, respectively, of our commercial real estate, residential real estate, and multifamily loans, as well as $2.8 billion of investment securities in 2011. As of December 31, 2012 and 2011, our lines of credit totaled $738 million and $844 million, respectively with the FRB, and $200 million and $175 million, respectively, with commercial banks, neither of which was utilized at December 31, 2012 and 2011. Our lines of credit with commercial banks include a committed line of credit agreement, which contains a negative pledge against our First Niagara Bank stock and the maintenance of certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to the London Interbank Offered Rate (“LIBOR”) rate plus 150 basis points, resetting every 30, 60 or 90 days. Interest on the other lines of credit with commercial banks is payable at the overnight federal funds rate.
During 2012, we entered into repurchase agreements with various broker-dealers, whereby certain of our securities available for sale and certain of our securities held to maturity were pledged to collateralize the borrowings. We treat these repurchase agreements as financing transactions and our obligation to repurchase is reflected as a borrowing in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale and securities held to maturity in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. At December 31, 2012, we did not have any outstanding repurchase agreements with broker-dealers and therefore, none of our investment securities were pledged to collateralize these borrowings. However, such repurchase agreements averaged $912 million and $2.5 billion during 2012 and 2011, respectively. At December 31, 2011, we had no amounts at risk under repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of our stockholders’ equity. The amount at risk to us would be equal to the excess of our carrying value (or fair value if greater) of the securities sold under agreements to repurchase over the amount of our repurchase liability.
On December 13, 2011, we issued $300 million of 7.25% subordinated notes due December 15, 2021, the proceeds of which were used to consummate our previously announced acquisition of HSBC branches. The notes are not redeemable at any time prior to the maturity date.
Our junior subordinated debentures include amounts related to our First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2012. The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $30 million, is $112 million at December 31, 2012. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2012. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.

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
The aggregate maturities of our long-term borrowings at December 31, 2012 are as follows (by year of maturity):

2013	$1,766
2014	1,585
2015	1,650
2016	1,717
2017	1,787
Thereafter	723,920

$732,425

There were no outstanding long-term repurchase agreements included in our borrowing amounts in the preceding table that would be affected if interest rates in 2013 were to rise significantly from current levels.
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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$14,607	$1,983
Derivatives not designated as hedging instruments:
Interest rate swap agreements	2,195,025	102,069	2,195,025	102,714
Total derivatives	$2,195,025	$102,069	$2,209,632	$104,697
December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$1,315,278	$11,998
Derivatives not designated as hedging instruments:
Interest rate swap agreements	866,661	57,868	866,661	58,346
Total derivatives	$866,661	$57,868	$2,181,939	$70,344

(1)	Included in Other assets in our Consolidated Statements of Condition.

(2)	Included in Other liabilities in our Consolidated Statements of Condition.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant during the years ended December 31, 2012 and 2011.
Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At December 31, 2012, we did not have any derivatives classified as cash flow hedges. During the second quarter of 2012, borrowings that were hedged in cash flow hedging relationships were paid off in connection with the HSBC Branch Acquisition and the related swaps that were hedging these borrowings were terminated. We had designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk have been excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges had maturities that correspond to the maturity of the related hedged borrowing. Any gain or loss associated with the effective portion of our cash flow hedges was recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings.
The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the years ended December 31:

Cash Flow Hedges	2012		2011		2010
Interest rate swap agreements:
Amount of gain (loss) on derivatives recognized in other comprehensive income, net of tax	$6,741		$(15,981)		4,132
Amount of (loss) on derivatives reclassified from other comprehensive income to income	(15,431)	(1)	(10,370)	(2)	(2,173)	(2)

(1)
Of this amount, $11.7 million was recognized in merger and acquisition integration expenses when the associated borrowings were repaid in connection with the HSBC Branch Acquisition and $3.7 million was recognized in interest expense on borrowings in our Consolidated Statements of Income.

(2)	Recognized in interest expense on borrowings.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $25 million and $8 million for the years ended December 31, 2012 and 2011, respectively, included in Capital Markets income in our Consolidated Statements of Income.
In the second quarter of 2012, we sold $3.1 billion of investment securities to a third party (“purchaser”) at a certain price as of the date of the sale. Under the sales agreement, the purchaser subsequently sold all of the investment securities over a set period of time and we received a portion of the additional net profits received in excess of the floor price. The agreement qualified as a free standing derivative and was accounted for at fair value. During the third and fourth quarters of 2012, we recorded a total gain of $5.3 million for the increase in the fair value of the derivative. The agreement concluded with the sale of all of the investment securities.
Note 10. Commitments and Contingent Liabilities
Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established under the contract. Our commitments generally have fixed expiration dates or other termination clauses, and may require our customer to pay us a fee. Since we do not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. In addition, we may extend commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We also extend credit to our retail and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict.
In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third party. Since the majority of our unused commercial lines of credit and our outstanding standby letters of credit expire without being funded, our actual funding requirements may be substantially less than the amounts that we report. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of these instruments.
We had a liability for unfunded commitments of $12 million and $7 million as of December 31, 2012 and 2011, respectively. For the years ending December 31, 2012, and 2011, we recognized provision for credit losses related to our unfunded commitments of $1.3 million and $3.7 million, respectively.
Information pertaining to our loan commitments is as follows as of December 31:

	2012	2011
Outstanding commitments to originate loans:
Fixed rate	$501,720	$299,325
Variable rate	836,788	501,507
Total commitments outstanding	$1,338,508	$800,832
Unused lines of credit	$7,734,108	$4,451,089
Standby letters of credit	351,509	278,363
Commitments to sell residential mortgages	473,505	274,922
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
Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases at December 31, 2012 were $33.1 million in 2013; $31.3 million in 2014; $28.6 million in 2015; $25.6 million in 2016; $19.4 million in 2017; and a total of $84.1 million thereafter through 2041. Our future commitments under capital lease obligations at December 31, 2012 were $2.1 million in 2013; $2.5 million in 2014; $2.5 million in 2015; $2.5 million in 2016; $2.5 million in 2017; and a total of $20.3 million thereafter through 2032. Under these leases we are obligated for real estate taxes, insurance, and maintenance expenses.
Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on our review and consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2012.
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
The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at December 31, 2012 and 2011 are presented in the following table:

			For capital adequacy		Minimum amount to be
	Actual		purposes		well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
December 31, 2012:
Leverage ratio	$2,264,679	6.75%	$1,342,032	4.00%	$1,677,540	5.00%
Tier 1 risk-based capital	2,264,679	9.29	975,104	4.00	1,462,656	6.00
Total risk-based capital	2,737,114	11.23	1,949,859	8.00	2,437,323	10.00
December 31, 2011:
Leverage ratio	$2,962,032	9.97%	$1,188,378	4.00%	$1,485,472	5.00%
Tier 1 risk-based capital	2,962,032	15.60	759,495	4.00	1,139,243	6.00
Total risk-based capital	3,386,481	17.84	1,518,601	8.00	1,898,252	10.00
First Niagara Bank, N.A.:
December 31, 2012:
Leverage ratio	$2,422,857	7.23%	$1,340,446	4.00%	$1,675,558	5.00%
Tier 1 risk-based capital	2,422,857	9.94	974,993	4.00	1,462,489	6.00
Total risk-based capital	2,597,452	10.66	1,949,307	8.00	2,436,634	10.00
December 31, 2011:
Leverage ratio	$2,779,939	9.38%	$1,185,475	4.00%	$1,481,844	5.00%
Tier 1 risk-based capital	2,779,939	14.66	758,510	4.00	1,137,765	6.00
Total risk-based capital	3,121,811	16.47	1,516,362	8.00	1,895,453	10.00
As of December 31, 2012, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). We are unaware of any conditions or events since the latest notification from federal regulators that have changed our capital adequacy categories. During 2012 and 2011, the Company contributed $215 million and $645 million, respectively, of capital to the Bank for the HSBC Branch Acquisition.
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, First Niagara Bank, N.A. could pay aggregate dividends of approximately $484.2 million to the Company, without obtaining affirmative regulatory approvals, as of December 31, 2012. The Bank paid $45 million and $75 million in dividends to the Company in 2012 and 2011, respectively.
Preferred Stock Issuance
In December 2011, we issued 14 million shares of fixed-to-floating rate perpetual noncumulative preferred stock, Series B, with a par value of $0.01 and a liquidation preference of $25 per Series B share. Net proceeds totaled $338.0 million after deducting underwriting discounts and commission and offering expenses.
The preferred stock pays dividends quarterly when, as and if declared by our board of directors, at a rate of 8.625% per year until February 15, 2017, whereby the dividends are then paid at a floating rate equal to three month LIBOR plus 7.327% per year. Additionally, the preferred stock has no maturity date. We may redeem the preferred stock, in whole or in part, from time to time, on any dividend payment date on or after February 15, 2017, at a redemption price of $25 per share, plus any declared and unpaid dividends.
Common Stock Issuance
In December 2011, we issued 57 million shares of common stock in an underwritten public offering at a price of $8.50 per share. Net proceeds totaled $467.7 million after deducting underwriting discounts and commissions and offering expenses.
Common Stock Repurchases
We did not repurchase shares of our common stock during 2012. As of December 31, 2012, we are authorized to repurchase up to 12 million shares of our common stock.
Note 12. Income Taxes
The components of our income tax expense are as follows:

	2012	2011	2010
Current:
Federal	$36,274	$80,959	$31,691
State	683	6,159	2,604
	36,957	87,118	34,295
Deferred taxes (benefit):
Federal	31,368	3,286	34,855
State	2,615	(2,198)	2,907
	33,983	1,088	37,762
Total income tax expense	$70,940	$88,206	$72,057
Our effective tax rates for 2012, 2011, and 2010 were 29.6%, 33.7%, and 33.9%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows:

	2012	2011	2010
Tax expense at statutory rate	$83,777	$91,741	$74,344
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	2,144	2,575	4,656
Bank owned life insurance income	(4,573)	(3,908)	(2,545)
Municipal interest	(10,088)	(9,253)	(7,196)
Nondeductible acquisition costs	—	2,225	754
Other	(320)	4,826	2,044
Income taxes	$70,940	$88,206	$72,057

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Net operating loss and other carryforwards	$76,895	$117,931
Financial statement allowance for credit losses	102,627	94,559
Purchase accounting fair value adjustments	(4,772)	23,329
Deferred compensation	15,340	12,888
Stock-based compensation	13,652	11,638
Other accrued expenses not currently deductible	17,896	23,830
Pension benefits	(21,895)	12,836
Post-retirement benefit obligation	5,098	5,688
Nonperforming loan interest	8,697	5,919
Other	22,060	9,444
Total gross deferred tax assets	235,598	318,062

Valuation allowance	(2,256)	(2,468)

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(127,614)	(67,543)
Securitizations	(26,700)	(15,660)
Partnerships	(3,359)	(4,581)
Leases	(22,252)	(7,833)
Acquired intangibles	(28,751)	(25,526)
Premises and equipment	(18,821)	(20,571)
Mortgage servicing rights	(9,881)	(6,247)
Other	(1,060)	(1,928)
Total gross deferred tax liabilities	(238,438)	(149,889)
Net deferred tax (liability) asset	$(5,096)	$165,705

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. The ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of net operating loss carry backs, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our available historical taxable income, the opportunity for our net operating loss carry backs, and projections for our future taxable income over the periods which our deferred tax assets are realizable, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2012.
We may carry net operating losses back to the preceding two years for Federal income tax purposes and forward to the succeeding 20 years for Federal and State income tax purposes, subject to certain limitations. At December 31, 2012, we had net operating loss carryforwards of $187.8 million for Federal income tax purposes, which will begin to expire in 2020. These losses, subject to an annual limitation, were obtained through our acquisitions of Great Lakes Bancorp, Inc. in 2008 and Harleysville in 2010. State net operating loss carryforwards at December 31, 2012 were $42.8 million and are expected to expire by 2030. As of December 31, 2012, a valuation allowance of $1.7 million has been established for net operating loss carryovers that are not expected to be utilized by the end of the carryover period.
At December 31, 2012, we had a valuation allowance of $0.6 million against a portion of our state deferred tax asset in connection with the continuation of a Connecticut passive investment company acquired from NewAlliance and pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax.
We have Federal alternative minimum tax credits of approximately $6.8 million that have an unlimited carryforward period.

At December 31, 2012, our Bank’s Federal pre-1988 loan loss reserve, for which no Federal income tax provision has been made, was approximately $92.0 million. Under current Federal law, these reserves are subject to recapture into taxable income should our Bank make non-dividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
A reconciliation of our unrecognized tax benefits is as follows for the years ended December 31:

	2012	2011	2010
Balance at beginning of year	$3,380	$8,299	$8,969
Additions based on tax positions related to the current year	1,208	830	342
Additions for tax positions of prior years	250	180	366
Additions recorded as part of business combinations	—	260	209
Reductions related to settlements with taxing authorities	(1,887)	—	(1,439)
Reductions as a result of a lapse of the applicable statute of limitations	—	(6,189)	(148)
Balance at end of year	$2,951	$3,380	$8,299
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $0.3 million at December 31, 2012. We anticipate that approximately $0.5 million in unrecognized tax benefits will reverse in 2013.
We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to Federal and state income tax examinations by tax authorities for years before 2008. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.
Note 13. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the years ended December 31:

	2012	2011	2010
Net income available to common stockholders	$140,666	$173,910	$140,353
Less income allocable to unvested restricted stock awards	473	477	345
Net income allocable to common stockholders	$140,193	$173,433	$140,008
Weighted average common shares outstanding:
Total shares issued	366,002	285,172	209,656
Unallocated employee stock ownership plan shares	(2,289)	(2,522)	(2,771)
Unvested restricted stock awards	(1,138)	(736)	(488)
Treasury shares	(13,615)	(10,613)	(6,123)
Total basic weighted average common shares outstanding	348,960	271,301	200,274
Incremental shares from assumed exercise of stock options	—	56	81
Incremental shares from assumed vesting of restricted stock awards	408	255	241
Total diluted weighted average common shares outstanding	349,368	271,612	200,596
Basic earnings per common share	$0.40	$0.64	$0.70
Diluted earnings per common share	$0.40	$0.64	$0.70
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	11,793	10,773	2,129

Note 14. Other Comprehensive Income
The following table presents the activity in our other comprehensive income for the years ended December 31:

	Pretax	Income taxes	Net
2012
Securities available for sale:
Net unrealized holding gains arising during the year	$176,931	$68,174	$108,757
Reclassification adjustment for realized gains included in net income	(15,895)	(6,097)	(9,798)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	4,054	1,556	2,498
Net unrealized gains on securities available for sale	165,090	63,633	101,457
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	(4,054)	(1,556)	(2,498)
Less: amortization of net unrealized holding gains to income during the year	(2,952)	(1,107)	(1,845)
Net unrealized holding gains on securities transferred during the year	(7,006)	(2,663)	(4,343)
Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the year	(621)	2,150	(2,771)
Reclassification adjustment for realized losses included in net income	15,431	5,919	9,512
Net unrealized losses on interest rate swaps designated as cash flow hedges	14,810	8,069	6,741
Pension and post-retirement actuarial losses	(24,249)	(9,885)	(14,364)
Total other comprehensive income	$148,645	$59,154	$89,491
2011
Securities available for sale:
Net unrealized holding gains arising during the year	$67,946	$26,137	$41,809
Reclassification adjustment for realized gains included in net income	(5,284)	(2,017)	(3,267)
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity	(6,380)	(2,424)	(3,956)
Net unrealized gains on securities available for sale	56,282	21,696	34,586
Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains transferred during the year	6,380	2,424	3,956
Less: amortization of net unrealized holding gains to income during the year	(2,105)	(801)	(1,304)
Net unrealized holding gains on securities transferred during the year	4,275	1,623	2,652
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the year	(36,173)	(13,763)	(22,410)
Reclassification adjustment for realized losses included in net income	10,370	3,941	6,429
Net unrealized losses on interest rate swaps designated as cash flow hedges	(25,803)	(9,822)	(15,981)
Pension and post-retirement actuarial losses	(18,893)	(7,577)	(11,316)
Total other comprehensive income	$15,861	$5,920	$9,941
2010
Securities available for sale:
Net unrealized holding gains arising during the year	$85,534	$32,325	$53,209
Reclassification adjustment for realized losses included in net income	443	168	275
Net unrealized gains on securities available for sale	85,977	32,493	53,484
Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the year	4,542	1,757	2,785
Reclassification adjustment for realized losses included in net income	2,173	826	1,347
Net unrealized gains on interest rate swaps designated as cash flow hedges	6,715	2,583	4,132
Pension and post-retirement actuarial losses	(3,174)	(915)	(2,259)
Total other comprehensive income	$89,518	$34,161	$55,357

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains on securities transferred from available for sale to held to maturity	Unrealized (losses) gains on interest rate swaps designated as cash flow hedges	Defined benefit plans	Total
Balance January 1, 2010	$17,206	$—	$(1,154)	$(13,538)	$2,514
Period change, net of tax	53,484	—	4,132	(2,259)	55,357
Balance December 31, 2010	70,690	—	2,978	(15,797)	57,871
Period change, net of tax	34,586	2,652	(15,981)	(11,316)	9,941
Balance December 31, 2011	105,276	2,652	(13,003)	(27,113)	67,812
Period change, net of tax	101,457	(4,343)	6,741	(14,364)	89,491
Balance December 31, 2012	$206,733	$(1,691)	$(6,262)	$(41,477)	$157,303
During the next twelve months, we expect to reclassify $1.1 million of pre-tax net loss on previous cash flow hedges from accumulated other comprehensive income to earnings.

Note 15. Stock-Based Compensation
We offer several stock-based incentive plans which are described below. Stock-based compensation expense for 2012, 2011, and 2010 totaled $11.1 million, $7.5 million, and $5.6 million, respectively, which is included in salaries and benefits in our Consolidated Statements of Income.
Stock Option Plan
We have two stock-based compensation plans under which we grant options to our directors and key employees. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan (the “2002 Plan”), which expires in 2015, authorizes us to issue up to 8 million shares of common stock for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or performance unit awards. The 2012 Equity Incentive Plan (the "2012 Plan"), which expires in 2022, authorizes us to issue up to 7 million shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights, restricted stock awards or restricted stock units. During 2012, we granted stock options and stock awards and units under both plans. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a ten year term and become fully vested and exercisable over a period of three to five years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. At December 31, 2012, we had approximately 1.0 million and 6.0 million shares available for grant under the 2002 and 2012 plans, respectively.
Restricted Stock Plan
As discussed above, restricted stock awards and restricted stock units may also be granted under both the 2002 Plan and 2012 Plan. Restricted stock grants to non-employee directors vest over one year while restricted stock grants to employees generally vest over three years from the grant date. When restricted stock grants are forfeited before they vest, we reacquire the shares into treasury stock, and hold them to use for new awards.
Long-Term Performance Plan
We also have a Long-Term Performance Plan (the “LTPP Plan”) which provides our key executives and other employees with long-term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. The LTPP Plan is a multi-year performance plan, with stock-based incentive award opportunities if certain company performance targets are met. The LTPP Plan is funded by shares previously approved and authorized under the 2002 Plan and 2012 Plan. For the year ended December 31, 2012, we allocated approximately 36 thousand shares to the LTPP Plan.

At December 31, 2012, we held approximately 13.4 million shares of our stock as treasury shares, which is adequate to meet the share requirements of our current stock-based compensation plans. During 2012, we issued 0.8 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.
Stock Option Grants
The following is a summary of our stock option activity for 2012:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value(1)
Outstanding at January 1, 2012	11,408	$14.04
Granted	528	9.84
Exercised	—	—
Forfeited	(30)	14.13
Expired	(731)	17.05
Outstanding at December 31, 2012	11,175	$13.65	3.5 years	$—
Exercisable at December 31, 2012	10,375	$13.83	3.1 years	$—

(1)
Intrinsic value is the difference between the fair value of our stock at December 31, 2012 and the exercise price of the stock award. Due to the price of our stock at December 31, 2012, the outstanding and exercisable options had no intrinsic value.

The following is a summary of our nonvested stock option activity for 2012:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value
Nonvested at January 1, 2012	604	$13.88	$3.48
Granted	528	9.84	2.73
Vested	(302)	13.75	3.41
Forfeited	(30)	14.13	3.70
Nonvested at December 31, 2012	800	$11.25	$3.00

The following is a summary of our stock options outstanding as of the dates indicated:

Exercise price	Options outstanding	Weighted average exercise price	Weighted average remaining life (years)	Options exercisable	Weighted average exercise price
December 31, 2012:
$9.71 – $13.00	2,693	$11.58	5.6	2,165	$12.00
$13.01 – $16.00	8,168	13.30	2.9	7,896	13.28
$16.01 – $20.00	19	16.27	0.6	19	16.27
$20.01 – $57.75	295	41.96	2.0	295	41.96
Total	11,175	13.65	3.5	10,375	13.83
December 31, 2011:
$9.71 – $13.00	2,569	$12.04	5.3	2,508	$12.02
$13.01 – $16.00	8,371	13.32	3.9	7,828	13.28
$16.01 – $20.00	19	16.27	1.6	19	16.27
$20.01 – $57.75	449	38.82	2.2	449	38.82
Total	11,408	14.04	4.2	10,804	14.05
December 31, 2010:
$3.49 – $12.93	1,791	$12.47	4.9	1,494	$12.48
$12.94 – $14.95	1,405	14.21	6.2	916	14.20
$14.96 – $19.27	66	15.53	3.1	66	15.53
$19.28 – $57.75	476	38.41	3.1	476	38.41
Total	3,738	16.48	5.1	2,952	17.26
No options were exercised during 2012. The total intrinsic value of stock options exercised during 2011 and 2010 was $0.6 million and $1.8 million, respectively. As of December 31, 2012, we have $0.8 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.8 years.
We use the Black-Scholes valuation method to estimate the fair value of our stock option awards. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the years ended December 31, as well as the weighted average assumptions that we utilized to compute the fair value of the options:

	2012	2011	2010
Options granted	528	288	406
Grant date weighted average fair value per stock option	$2.73	$3.36	$3.89
Grant date weighted average share price	$9.84	$13.80	$14.40
Dividend yield	3.25%	4.64%	3.89%
Risk-free interest rate	1.26%	2.40%	2.84%
Expected volatility factor	40.36%	39.11%	38.45%
Expected life (in years)	5.6	5.5	5.9
In the table above the risk-free interest rate is the zero coupon U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
Restricted Stock Awards
We expense the grant date fair value of our restricted stock awards over their respective vesting periods. At December 31, 2012 we had $6.6 million of unrecognized compensation cost related to unvested restricted stock awards and we expect this cost to be recognized over a weighted average period of 2.0 years.

The following is a summary of our restricted stock activity for 2012:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2012	725	$13.43
Awarded	905	9.00
Vested	(363)	12.26
Forfeited	(83)	11.06
Unvested at December 31, 2012	1,184	$10.57
The fair value of restricted stock awards that vested during 2012, 2011, and 2010 was $3.1 million, $2.5 million, and $3.2 million, respectively.
Restricted Stock Units
During 2012 and 2011, we granted 37,448 and 24,684 restricted stock units, respectively, with a weighted average grant date fair value of $9.84 and $14.07, respectively, to certain members of our Board of Directors. These grants vested on December 31, 2012 and 2011 but are not released until the board member retires. Dividend equivalent units earned during 2012 and 2011 on restricted stock units totaled 3,020 and 2,805, respectively.
Note 16. Benefit Plans
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
Accordingly, no employees are permitted to commence participation in the First Niagara Plan or the NewAlliance Plan (collectively, the “Plans”) and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plans. During the first quarter of 2012, we made a $111 million tax deductible contribution to the Plans. As of December 31, 2012, we have met all minimum ERISA funding requirements.
We also have unfunded supplemental executive retirement plans (“SERPs”) for which we have recorded an accumulated other comprehensive loss of $5 million and $2 million at December 31, 2012 and 2011, respectively. We had assumed these plans in connection with the NewAlliance and other previous acquisitions, therefore no employees are eligible to commence participation in the SERPs. The projected benefit obligation and accumulated benefit obligation for these SERPs was $24 million and $29 million, respectively, at December 31, 2012 and 2011.

Information regarding our pension plans at December 31, 2012 and 2011 is as follows:

	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$218,840	$87,806
Projected benefit obligation acquired	—	121,562
Service cost	501	328
Interest cost	10,584	8,867
Actuarial loss	33,765	10,453
Benefits paid	(20,542)	(10,176)
Projected benefit obligation at end of year	243,148	218,840
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	156,562	67,171
Plan assets acquired	—	99,998
Employer contributions	112,014	1,987
Actual return on plan assets	28,309	(2,516)
Benefits paid	(20,745)	(10,078)
Fair value of plan assets at end of year	276,140	156,562
Overfunded (underfunded) status at year end	$32,992	$(62,278)
Net pension cost is comprised of the following for the years ended December 31:

	2012	2011	2010
Service cost	$501	$328	$99
Interest cost	10,584	8,867	4,470
Expected return on plan assets	(14,255)	(6,744)	(3,157)
Amortization of unrecognized loss	1,627	1,186	1,083
Amortization of unrecognized prior service liability	16	16	16
Amortization of transition obligation	4	—	—
Settlement credit	—	(9,185)	—
Net periodic pension (gain) cost	$(1,523)	$(5,532)	$2,511
Changes in plan assets and benefit obligations recognized in other comprehensive income during 2012 and 2011 are as follows:

	2012	2011
Net loss	$25,818	$18,222
Amortization of prior service cost	(16)	(16)
Settlements	—	(60)
Total loss recognized in other comprehensive income	25,802	18,146
Total recognized in net periodic pension cost and other comprehensive income	$24,279	$12,614
The principal actuarial assumptions we used were as follows:

	2012	2011	2010
Projected benefit obligation:
Discount rate	4.04%	5.11%	5.31%
Net periodic pension cost:
Discount rate	5.16%	5.48%	5.75%
Expected long-term rate of return on plan assets	5.86%	5.00%	5.00%
The discount rate that we used in the measurement of our pension obligation is determined by modeling the pension plan expected future retirement payment cash flows to the Milliman Bond Matching Model as of the measurement date. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, we gave appropriate consideration to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. We adjusted rates of return to reflect current capital market assumptions and changes in investment allocations.
Our overall investment strategy with respect to the assets of the Retirement Plan of the First Niagara Financial Group, Inc. is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s target asset allocation is 75% fixed income securities, 20% equity securities and 5% cash. The fixed income portion of the Plan assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks as well as mid and small cap companies. We assumed equity securities to earn a return in the range of 8.5% to 9.5% and fixed income securities to earn a return in the range of 3.5% to 4.5%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to our Plan's target allocation, we expect the rate of return to be approximately 5.0%.
Our overall investment strategy with respect to the assets of the Employees' Retirement Plan of NewAlliance Bank is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s target asset allocation is 30% fixed income securities, 65% equity securities and 5% cash. The fixed income portion of the Plan assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks as well as mid and small cap companies. We assumed equity securities to earn a return in the range of 8.5% to 9.5% and fixed income securities to earn a return in the range of 3.5% to 4.5%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to our Plan’s target allocation, we expect the rate of return to be approximately 6.5%.

The fair values of the Plans’ assets by asset category and level within the fair value hierarchy are as follows at the dates indicated:

Asset Category	Total	Level 1	Level 2	Level 3
December 31, 2012:
Cash	$52,466	$52,466	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	430	430	—	—
U.S. companies	24,187	24,187	—	—
International companies	1,791	1,791	—	—
Fixed income securities:
Corporate bonds	5,437	—	5,437	—
U.S. government agency and municipal obligations	—	—	—	—
Exchange traded funds:
Large cap growth	11,617	11,617	—	—
Large cap value	6,474	6,474	—	—
Foreign large cap blend	2,209	2,209	—	—
Intermediate term bond fund	4,206	4,206	—	—
Diversified emerging markets	1,063	1,063	—	—
Small and mid cap blend	1,600	1,600	—	—
Interests in collective trusts:
Equity investments	—	—	—	—
Fixed income investments	—	—	—	—
Real estate investments	—	—	—	—
Mutual fund investments:
Foreign large value and blend	13,535	13,535	—	—
Small and midcap growth and blend	8,147	8,147	—	—
Mortgage-backed securities	6,888	6,888	—	—
Large blend	17,640	17,640	—	—
Total return investment grade securities	42,182	42,182	—	—
Real estate	3,366	3,366	—	—
Diversified emerging markets	3,397	3,397	—	—
High yield bond	4,927	4,927	—	—
World bond	4,163	4,163	—	—
Intermediate term bond	60,415	60,415	—	—
	$276,140	$270,703	$5,437	$—

Asset Category	Total	Level 1	Level 2	Level 3
December 31, 2011:
Cash	$10,990	$10,990	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	286	286	—	—
U.S. companies	21,504	21,504	—	—
International companies	1,834	1,834	—	—
Fixed income securities:
Corporate bonds	6,087	—	6,087	—
U.S. government agency and municipal obligations	1,412	—	1,412	—
Exchange traded funds:
Large cap growth	7,805	7,805	—	—
Large cap value	4,318	4,318	—	—
Foreign large cap blend	1,277	1,277	—	—
Small and mid cap blend	1,074	1,074	—	—
Interests in collective trusts:
Equity investments	12,199	—	12,199	—
Fixed income investments	6,618	—	6,618	—
Real estate investments	596	—	596	—
Mutual fund investments:
Foreign large value and blend	9,128	9,128	—	—
Small and midcap growth and blend	5,907	5,907	—	—
Mortgage-backed securities	4,578	4,578	—	—
Total return investment grade securities	25,243	25,243	—	—
Real estate	2,296	2,296	—	—
Diversified emerging markets	2,982	2,982	—	—
High yield bond	3,288	3,288	—	—
World bond	2,897	2,897	—	—
Intermediate term bond	24,243	24,243	—	—
	$156,562	$129,650	$26,912	$—
The Plans did not hold any assets classified as Level 3 during 2012 or 2011.
Estimated benefit payments under our pension plans over the next ten years at December 31, 2012 are as follows:

2013	$12,454
2014	12,714
2015	13,099
2016	13,324
2017	13,619
2018-2022	70,916

Other Post-retirement Benefits
We have an unfunded post-retirement medical plan which we have modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. We also acquired three unfunded post-retirement employee benefit plans from our merger with NewAlliance which are also frozen. Information regarding these post-retirement plans at December 31, 2012 and 2011 is as follows:

	2012	2011
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$14,698	$9,723
Accumulated post-retirement benefit obligation acquired	—	3,957
Interest cost	748	878
Actuarial (gain) loss	(1,026)	877
Curtailments	(501)	—
Benefits paid	(762)	(737)
Accumulated post-retirement benefit obligation at end of year	$13,157	$14,698
Unfunded status at year end	$(13,157)	$(14,698)
The components of net periodic post-retirement benefit cost for the years ended December 31 are as follows:

	2012	2011	2010
Interest cost	$748	$878	$445
Amortization of unrecognized loss	90	194	—
Amortization of unrecognized prior service cost	(64)	(64)	(64)
Total periodic post-retirement cost	$774	$1,008	$381
Changes in plan benefit obligations recognized in other comprehensive income during the years ended December 31 are as follows:

	2012	2011
Net (gain) loss	$(1,527)	$877
Amortization of unrecognized loss	(90)	(194)
Amortization of prior service cost	64	64
Total (gain) loss recognized in other comprehensive income	(1,553)	747
Total recognized in net periodic post-retirement cost and other comprehensive income	$(779)	$1,755
The principal actuarial assumptions used were as follows:

	2012	2011	2010
Accumulated post-retirement benefit obligation:
Discount rate	3.89%	5.19%	5.31%
Total periodic cost:
Discount rate	5.19%	5.36%	5.75%
The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.8% for 2012, and gradually decreased to 6.4% by 2015. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2012 and our total periodic cost for 2012 would have increased by 6% and 7%, respectively. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2012 and our total periodic cost would have each decreased by 5%. We do not anticipate making any contributions to the post-retirement plan in 2013, except to continue funding benefit payments as they come due.

Estimated benefit payments under the post-retirement plan over the next ten years at December 31, 2012 are as follows:

2013	$918,558
2014	939,879
2015	947,282
2016	943,813
2017	918,866
2018-2022	4,220,148
Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans for the years ended December 31 are as follows:

	2012	2011
Other assets:
Fair value of plan assets in excess of projected benefit obligation	$32,992	$—
Other liabilities:
Projected benefit obligation in excess of fair value of pension plan assets	$—	$62,278
Accumulated post-retirement benefit obligation	13,157	14,698
	$13,157	$76,976
Accumulated other comprehensive loss (income), net of taxes:
Pension plans	$42,477	$25,606
Post-retirement benefit plan	(1,000)	1,507
	$41,477	$27,113
401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 4% of employee contributions plus 50% of employee contributions between 5% and 6%. These matching contributions are 100% vested. Our total contributions to the 401(k) plan amounted to $11.3 million, $8.8 million, and $6.3 million for 2012, 2011, and 2010, respectively.
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
Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. We recognize compensation expense in an amount equal to the average market price of the shares released during the respective periods in which they are committed to be released. Compensation expense of $2.1 million, $2.1 million, and $2.5 million was recognized for 2012, 2011, and 2010, respectively, in connection with 178 thousand shares allocated to participants during 2012, 265 thousand shares allocated to participants during 2011, and 252 thousand shares allocated to participants during 2010. The amount of unallocated and allocated shares held by the ESOP were 2.2 million and 2.0 million respectively, at December 31, 2012 and 2.4 million and 1.9 million, respectively, at December 31, 2011. The fair value of unallocated ESOP shares was $17 million and $20 million at December 31, 2012 and 2011, respectively.
Other Plans
We also sponsor various nonqualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $17.5 million, $21.7 million and $16.0 million for 2012, 2011, and 2010, respectively.

Note 17. Fair Value Measurements
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. Due to the lack of observable market data, we have classified our trust preferred securities and collateralized loan obligations in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services, including brokers. As of December 31, 2012, $121 million of our investment securities were priced utilizing broker quotes and $1.5 billion were internally priced. For details regarding our pricing process and sources, refer to Note 1, Summary of Significant Accounting Policies.
Loans held for sale
We have elected the fair value option for certain residential real estate loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This election is made at the time of origination, on a loan by loan basis, and is irrevocable. The secondary market for securities backed by similar loan types is actively traded, which provides readily observable market pricing to be used as input for the estimate for the fair value of our loans. Accordingly, we have classified this fair value measurement as Level 2. Interest income on these loans is recognized in Interest Income—Loans and Leases in our Consolidated Statements of Income.
There were no loans held for sale that were nonaccrual or 90 or more days past due as of December 31, 2012 or December 31, 2011. The table below presents information about our loans held for sale for which we elected the fair value option as of the dates indicated:

	December 31, 2012	December 31, 2011
Fair value carrying amount	$154,745	$94,484
Aggregate unpaid principal balance	149,412	91,540
Fair value carrying amount less aggregate unpaid principal balance	$5,333	$2,944

Derivatives
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
December 31, 2012
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$608,061	$—	$608,061	$—
U.S. Treasury	20,707	20,707	—	—
U.S. government agencies	4,651	—	4,651	—
U.S. government sponsored enterprises	403,892	—	403,892	—
Corporate	837,027	—	837,027	—
Trust preferred securities	14,195	—	—	14,195
Total debt securities	1,888,533	20,707	1,853,631	14,195
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	69,626	—	69,626	—
Federal National Mortgage Association	414,462	—	414,462	—
Federal Home Loan Mortgage Corporation	354,893	—	354,893	—
Collateralized mortgage obligations:
Government National Mortgage Association	1,091,157	—	1,091,157	—
Federal National Mortgage Association	1,474,428	—	1,474,428	—
Federal Home Loan Mortgage Corporation	1,047,217	—	1,047,217	—
Non-agency issued	61,123	—	61,123	—
Total collateralized mortgage obligations	3,673,925	—	3,673,925	—
Total residential mortgage-backed securities	4,512,906	—	4,512,906	—
Commercial mortgage-backed securities:
Non-agency issued	2,060,221	—	2,060,221	—
Total mortgage-backed securities	6,573,127	—	6,573,127	—
Collateralized loan obligations:
Non-agency issued	1,544,865	—	—	1,544,865
Asset-backed securities collateralized by:
Student loans	389,741	—	389,741	—
Credit cards	75,075	—	75,075	—
Auto loans	372,166	—	372,166	—
Other	118,659	—	118,659	—
Total asset-backed securities	955,641	—	955,641	—
Other	31,439	23,311	8,128	—
Total securities available for sale	10,993,605	44,018	9,390,527	1,559,060
Loans held for sale (1)	154,745	—	154,745	—
Derivatives	102,069	—	102,069	—
Total assets	$11,250,419	$44,018	$9,647,341	$1,559,060
Liabilities:
Derivatives	$104,697	$—	$104,697	$—

(1)	Represents loans for which we have elected the fair value option

During the first quarter of 2012, we transferred $158 million of collateralized loan obligations ("CLOs") from level 2 to level 3 of the fair value hierarchy. We began purchasing the investments in the fourth quarter of 2011 and while our purchase price provided observable data regarding the fair value of the securities in the fourth quarter of 2011, observable market data has not been available to incorporate into the pricing during 2012 and our purchase price becomes less relevant as time elapses from the purchase date. As a result, the fair values utilized significant unobservable inputs and warranted classification as level 3 fair value measurements. There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the year ended December 31, 2011.

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

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
2012
Collateral dependent impaired loans	$48,298	$—	$31,063	$17,235	$(2,134)
2011
Collateral dependent impaired loans	$20,692	$—	$9,501	$11,191	$(7,422)
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
During the year ended December 31, 2012 we recorded an increase of $2.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $48 million at December 31, 2012. During the year ended December 31, 2011 we recorded an increase of $7.4 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $21 million at December 31, 2011.
Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during 2012 and 2011 were as follows:

	Year ended December 31,
	2012			2011
	Trust preferred securities	Collateralized loan obligations	Total	Trust preferred securities
Balance at beginning of period	$25,032	$—	$25,032	$919
NewAlliance acquisition	—	—	—	27,924
Transfers from level 2(1)	—	157,999	157,999	—
Purchases	—	1,352,162	1,352,162	—
Settlements	(14,003)	—	(14,003)	—
Gains (losses) included in other comprehensive income	3,430	34,704	38,134	(3,811)
Losses included in earnings	(264)	—	(264)	—
Balance at end of period	$14,195	$1,544,865	$1,559,060	$25,032
(1) Our policy is to recognize the transfer at the beginning of the period.

Our level 3 fair value measurements include trust preferred securities and CLOs, on a recurring basis, as well as collateral dependent loans, on a nonrecurring basis. We engage a third party specialist with direct industry experience in trust preferred securities valuations to provide pricing. We did not make any adjustments to the pricing of our trust preferred securities received as of December 31, 2012.

Our CLOs are securitized products where payments from multiple middle sized and large business loans are pooled together and passed on to different classes of owners in various tranches. The markets for such securities are generally characterized by low trading volumes and wide bid-ask spreads, all driven by more limited market participants. Although estimated prices are generally obtained for such securities, the level of market observable assumptions used is limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Accordingly, the securities are valued either by a third party specialist using a discounted cash flow approach and proprietary pricing model or internally using similarly developed models. The models consider estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
The table below provides a summary of our level 3 fair value measurements, valuation techniques, and the significant unobservable inputs at the date indicated:

	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
December 31, 2012
Collateralized loan obligations	$1,544,865	Internally modeled	Market spreads	150 - 550 bps (213 bps)
Collateral dependent impaired loans	17,235	Fair value of property or collateral	Appraised value	Not meaningful
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

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012				December 31, 2011
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$430,862	$430,862	1		$836,555	$836,555
Investment securities available for sale	10,993,605	10,993,605	1,2,3	(1)	9,348,296	9,348,296
Investment securities held to maturity	1,299,806	1,373,971	2		2,669,630	2,752,723
Federal Home Loan Bank and Federal Reserve Bank common stock	420,277	420,277	2		358,159	358,159
Loans held for sale	154,745	154,745	2		94,484	94,484
Loans and leases, net	19,547,490	20,213,465	2,3	(2)	16,352,483	16,991,059
Derivatives	102,069	102,069	2		57,868	57,868
Accrued interest receivable	107,757	107,757	2		103,543	103,543
Financial liabilities:
Deposits	$27,676,531	$27,852,175	2		$19,405,115	$19,460,668
Borrowings	3,716,143	3,773,787	2		8,127,121	8,328,797
Derivatives	104,697	104,697	2		70,344	70,344
Accrued interest payable	9,695	9,695	2		21,127	21,127
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

Note 18. Segment Information
We have two business segments: banking and financial services. The banking segment includes all of our retail and commercial banking operations. The financial services segment includes our insurance operations and in 2010, our employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Selected financial information for our segments follows for the years ended December 31:

	Banking	Financial services	Consolidated total
2012
Net interest income	$1,023,298	$(23)	$1,023,275
Provision for credit losses	92,300	—	92,300
Net interest income after provision for credit losses	930,998	(23)	930,975
Noninterest income	291,176	68,354	359,530
Amortization of core deposit and other intangibles	40,792	4,243	45,035
Other noninterest expense	954,755	51,353	1,006,108
Income before income taxes	226,627	12,735	239,362
Income tax expense	66,055	4,885	70,940
Net income	$160,572	$7,850	$168,422
2011
Net interest income	$881,448	$(201)	$881,247
Provision for credit losses	58,107	—	58,107
Net interest income after provision for credit losses	823,341	(201)	823,140
Noninterest income	179,925	65,384	245,309
Amortization of core deposit and other intangibles	20,709	4,835	25,544
Other noninterest expense	728,185	52,604	780,789
Income before income taxes	254,372	7,744	262,116
Income tax expense	85,263	2,943	88,206
Net income	$169,109	$4,801	$173,910
2010
Net interest income	$597,754	$—	$597,754
Provision for credit losses	48,631	—	48,631
Net interest income after provision for credit losses	549,123	—	549,123
Noninterest income	135,827	50,788	186,615
Amortization of core deposit and other intangibles	16,484	2,974	19,458
Other noninterest expense	460,356	43,514	503,870
Income before income taxes	208,110	4,300	212,410
Income tax expense	70,337	1,720	72,057
Net income	$137,773	$2,580	$140,353

Note 19. Condensed Parent Company Only Financial Statements
The following condensed statements of condition of the Company as of December 31, 2012 and 2011 and the related condensed statements of income and cash flows for 2012, 2011, and 2010 should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	2012	2011
Assets:
Cash and cash equivalents	$414,695	$513,806
Investment securities available for sale	2,244	4,105
Loan receivable from ESOP	21,966	22,988
Loan receivable from subsidiary	—	215,000
Investment in subsidiary	5,166,195	4,695,289
Deferred taxes	16,079	29,489
Other assets	34,243	47,226
Total assets	$5,655,422	$5,527,903
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$21,649	$23,885
Borrowings	707,215	705,840
Stockholders’ equity	4,926,558	4,798,178
Total liabilities and stockholders’ equity	$5,655,422	$5,527,903

Condensed Statements of Income	2012	2011	2010
Interest income	$7,446	$2,011	$2,619
Dividends received from subsidiary	45,000	75,000	60,000
Total interest and dividend income	52,446	77,011	62,619
Interest expense	49,558	27,084	24,795
Net interest income	2,888	49,927	37,824
Noninterest income	2,790	(2,712)	962
Noninterest expense	26,659	25,035	7,903
(Loss) income before income taxes and undisbursed income of subsidiary	(20,981)	22,180	30,883
Income tax benefit	(23,766)	(19,483)	(11,217)
Income before undisbursed income of subsidiary	2,785	41,663	42,100
Undisbursed income of subsidiary	165,637	132,247	98,253
Net income	168,422	173,910	140,353
Preferred stock dividend and discount accretion	27,756	—	—
Net income available to common stockholders	$140,666	$173,910	$140,353

Net income	$168,422	$173,910	$140,353
Total other comprehensive income(1)	89,491	9,941	386,862
Total comprehensive income	$257,913	$183,851	$527,215
(1) See Consolidated Statements of Comprehensive Income for other comprehensive income detail.

Condensed Statements of Cash Flows	2012	2011	2010
Cash flows from operating activities:
Net income	$168,422	$173,910	$140,353
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(165,637)	(132,247)	(98,253)
Stock-based compensation expense	11,119	7,504	5,561
Deferred income tax expense	6,805	6,469	5,103
Decrease (increase) in other assets	35,067	4,281	(7,201)
(Decrease) increase in other liabilities	(17,846)	(9,165)	3,731
Net cash provided by operating activities	37,930	50,752	49,294
Cash flows from investing activities:
Proceeds from maturities of securities available for sale	—	—	7,000
Principal payments received on securities available for sale	1,851	2,625	4,760
Purchases of securities available for sale	—	—	(30)
Proceeds from sales of securities available for sale	—	—	1,924
Capital contributed to subsidiary	(215,000)	(645,000)	—
Repayments from (loan to) subsidiary	215,000	(215,000)	—
Acquisitions, net of cash and cash equivalents	—	(42,547)	6,861
Repayment of ESOP loan receivable	1,022	1,604	1,399
Other, net	(132)	92	(825)
Net cash provided by (used in) investing activities	2,741	(898,226)	21,089
Cash flows from financing activities:
Repayments of short-term borrowings, net	—	—	(50,000)
Proceeds from long-term borrowings, net	—	299,228	146,534
Advance from subsidiary	—	8,726	—
Issuance of common stock in follow-on stock offerings, net	—	467,683	—
Issuance of preferred stock, net	—	338,002	—
Purchase of treasury stock	—	(126,876)	—
Proceeds from exercise of stock options	—	6,168	1,309
Dividends paid on preferred stock	(27,756)	—	—
Dividends paid on common stock	(112,026)	(174,614)	(114,635)
Net cash (used in) provided by financing activities	(139,782)	818,317	(16,792)
Net (decrease) increase in cash and cash equivalents	(99,111)	(29,157)	53,591
Cash and cash equivalents at beginning of year	513,806	542,963	489,372
Cash and cash equivalents at end of year	$414,695	$513,806	$542,963

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting — Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
Evaluation of Disclosure Controls and Procedures — With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, and corporate governance of the Company in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.
All of our equity compensation plans were approved by stockholders. Shown below is certain information as of December 31, 2012 regarding equity compensation to our directors and employees that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under the plan
First Niagara Financial Group, Inc. 1999 Stock Option Plan	18,700		$13.28	—
First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan	4,406,751		$12.87	974,605
First Niagara Financial Group, Inc. 2012 Executive Incentive Plan	776,751	(1)	Not applicable	5,953,715
Stock options assumed pursuant to the merger with Harleysville National Corporation on April 9, 2010	295,974		$41.90	—
Stock options assumed pursuant to the merger with NewAlliance Bancshares, Inc. on April 15, 2011	7,759,181		$12.88	—
Total	13,257,357			6,928,320

(1)	Represents shares that have been granted but have not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(b) Exhibits
The exhibits listed below are filed herewith or are incorporated by reference to other filings.
Exhibit Index to Form 10-K

Exhibit 3.1	Certificate of Incorporation(1)

Exhibit 3.2	Certificate of Designations of Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, dated December 13, 2011.(2)

Exhibit 3.3	Amended and Restated Bylaws(3)

Exhibit 4.1	Form of Common Stock Certificate of First Niagara Financial Group, Inc.(1)

Exhibit 4.2
Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

Exhibit 10.1	First Niagara Financial Group, Inc. Amended and Restated Change in Control Agreement with John R. Koelmel(4)

Exhibit 10.2	First Niagara Financial Group, Inc. Form of Amended and Restated Change in Control Agreement(4)

Exhibit 10.3	First Niagara Financial Group, Inc. Amended and Restated CEO Executive Severance Plan(4)

Exhibit 10.4	First Niagara Financial Group, Inc. Executive Severance Plan (for executive officers other than Mr. Koelmel) (4)

Exhibit 10.5	First Niagara Financial Group, Inc. 1999 Stock Option Plan(5)

Exhibit 10.6	First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(6)

Exhibit 10.7	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan(5)

Exhibit 10.8	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan(7)

Exhibit 10.9	First Niagara Financial Group, Inc. Executive Annual Incentive Plan(7)

Exhibit 10.10	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan(8)

Exhibit 10.11	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan(4)

Exhibit 10.12	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(8)

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 13 of Notes to Consolidated Financial Statements)

Exhibit 12	Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 21	Subsidiaries of First Niagara Financial Group, Inc.

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on April 27, 2011.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 14, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2010.

(4)	Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009.

(5)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the SEC on March 15, 2006.

(6)	Incorporated by reference to our Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the SEC on March 31, 1999.

(7)	Incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the SEC on March 15, 2012.

(8)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: February 25, 2013	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Koelmel	Director, President and CEO	February 25, 2013
John R. Koelmel	(Principal Executive Officer)

/s/ Gregory W. Norwood	Chief Financial Officer	February 25, 2013
Gregory W. Norwood	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas E. Baker*	Director	February 25, 2013
Thomas E. Baker

/s/ G. Thomas Bowers*	Director, Chairman	February 25, 2013
G. Thomas Bowers

/s/ Roxanne J. Coady*	Director	February 25, 2013
Roxanne J. Coady

/s/ Carl A. Florio*	Director	February 25, 2013
Carl A. Florio

/s/ Carlton L. Highsmith*	Director	February 25, 2013
Carlton L. Highsmith

/s/ Barbara S. Jeremiah*	Director	February 25, 2013
Barbara S. Jeremiah

/s/ William H. Jones*	Director	February 25, 2013
William H. Jones

/s/ George M. Philip*	Director	February 25, 2013
George M. Philip

/s/ Peter B. Robinson*	Director	February 25, 2013
Peter B. Robinson

/s/ Nathaniel D. Woodson*	Director	February 25, 2013
Nathaniel D. Woodson

*By: /s/ John R. Koelmel	Attorney-in-fact