Form 10-Q
period 2013-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2013-05-07
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of May 3, 2013, there were issued and outstanding 353,949,117 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed under Item 1A. “Risk Factors” in both this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At March 31, 2013, we had $37 billion in assets, $28 billion in deposits, and 427 full-service branch locations across New York, Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association ("HSBC") and affiliates (the "HSBC Branch Acquisition") in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets and paid a net deposit premium of $772 million. The Bank acquired cash of $7.4 billion, performing loans with a fair value of approximately $1.6 billion, core deposit and other intangibles of $85 million, and deposits with a fair value of approximately $9.9 billion (shortly after acquisition, we allowed $0.5 billion in municipal deposits to one large customer run-off), resulting in goodwill of $769 million. The cash received was used to pay down wholesale borrowings, including those used to purchase securities in advance of the HSBC Branch Acquisition. In addition, we acquired certain wealth management relationships and approximately $2.5 billion of assets under management of such relationships. At closing, the Bank did not receive any loans greater than 60 days delinquent. Concurrent with the HSBC Branch Acquisition, we consolidated 15 existing First Niagara branches into acquired HSBC branches and, in the third quarter of 2012, we consolidated 19 of the HSBC branches into First Niagara branches, resulting in 103 net new full-service branches from the HSBC Branch Acquisition. The results of operations from the HSBC Branch Acquisition are included in our operations only since the date of acquisition.
In connection with the HSBC Branch Acquisition, we assigned purchase rights for 57 of the HSBC branches to other banks and sold seven First Niagara branches to these other banks.
BUSINESS AND INDUSTRY
We operate a multi-faceted regional bank with a community banking service model that provides our customers with a full range of products and services. These products include commercial and residential real estate loans, commercial business loans and leases, home equity and other consumer loans, wealth management products, as well as various retail consumer and commercial deposit products. Additionally, we offer insurance services through a wholly-owned subsidiary of the Bank.
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as actions and policies of the federal government and its regulatory agencies, including the Federal Reserve. We manage our interest rate risk as described in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
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
Since the third quarter of 2011, the Federal Reserve has taken certain actions which have resulted in lower longer-term interest rates.  These actions had the impact of flattening the yield curve and reducing the yields on earning assets that are (a) adjustable rate and directly tied to longer term rates, such as certain commercial real estate loan products that we offer, and (b) fixed rate where the rate is based on longer-term rates, such as certain of our residential real estate loan products. In March 2013, the Federal Reserve stated that it will continue its third round of quantitative easing by purchasing Treasury and agency mortgage-backed securities, and employ its other policy tools as appropriate, until the outlook for the labor market has improved substantially in a context of price stability. The Federal Reserve also decided to keep the target range for the federal funds rate at 0% to 0.25%. These actions were designed to maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. However, the quantitative easing by the Federal Reserve, along with competitive pressures in the marketplace, have at times caused a disconnection in the historical spread between the 10 year Treasury rate and 30 year mortgage rates since late 2012. As a consequence, the predictive ability of the 10 year Treasury rate as a proxy for mortgage rates has recently diminished. Accordingly, future mortgage rates have become more difficult to predict, and competitive market forces could cause mortgage rates to rise, which could negatively impact mortgage origination volumes and the value of our mortgage-backed investment securities.
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
Our primary lending and deposit gathering areas are generally concentrated in the same areas as our branches. We face significant competition in both making loans and attracting deposits in our markets as they have a high density of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies, and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions, as well as additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies, as well as nontraditional competitors such as large retailers offering bank-like products. In addition to the traditional sources of competition for loans and deposits, payment processors and other companies exploring direct peer-to-peer banking provide additional competition for our products and services. In these marketplaces, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors. We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community.
REGULATORY REFORM
We continue to monitor the potential effects on our businesses of regulatory reform, including the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the revised capital and liquidity frameworks published by the Basel Committee on Banking Supervision in December 2010, known as “Basel III,” and the notices of proposed rulemaking regarding regulatory capital requirements published by the Federal Reserve in June 2012.
Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1, “Business—Supervision and Regulation,” and Item 1A, “Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the valuation of our investment securities, prepayment assumptions on our collateralized mortgage obligations and mortgage-backed securities, the accounting treatment and valuation of our acquired loans, adequacy of our allowance for loan losses, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2012 Annual Report on Form 10-K. A description of our current accounting policies involving significant management judgment follows:
Investment Securities
As of March 31, 2013, our available for sale and held to maturity investment securities totaled $12.1 billion, or 33% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at March 31, 2013 or December 31, 2012. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price, or based on internally developed models consider estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
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
In order to compute the constant effective yield for these securities, we estimate projected loan level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions and security issuer. These loan level cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At March 31, 2013, our portfolio of residential mortgage backed securities totaled $5.5 billion, which included $4.7 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.7 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.
Acquired Loans
Loans that we acquired in acquisitions subsequent to January 1, 2009 were recorded at fair value with no carryover of the related allowance for loan losses at the time of acquisition. Determining the fair value of the loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
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
Individual acquired loans determined to have evidence of deterioration in credit quality are accounted for individually in accordance with ASC 310-30. Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were either (i) pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type and accounted for under ASC 310-30 by analogy or (ii) accounted for under ASC 310-20 (Nonrefundable Fees and Other Costs).
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
Acquired loans accounted for under ASC 310-30
The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

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

Allowance for Loan Losses
We determined our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans. We further segregate these segments between loans which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses.
Originated loans
We establish our allowance for loan losses through a provision for credit losses. The level of the allowance for loan losses is based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.
For our originated loans, our allowance for loan losses consists of the following elements: (i) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types; and (ii) specific valuation allowances based on probable losses on specifically identified impaired loans.
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

Commercial loan portfolio segment
We estimate the allowance for our commercial loan portfolio segment by applying a historic loss rate to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk.”
Consumer loan portfolio segment
We estimate the allowance for loan losses for our consumer loan portfolio segment by estimating the amount of loans that will eventually default based on their current delinquency severity. We then apply a loss rate to the amount of loans that we predict will default based on our historical net loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. We obtain and review refreshed FICO scores on a quarterly basis, and trends are evaluated for consideration as a qualitative adjustment to the allowance. Other qualitative considerations include, but are not limited to, the evaluation of trends in property values, building permits and unemployment.

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
Goodwill
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We do not amortize goodwill and we review it for impairment at our reporting unit level on an annual basis, as of November 1, and when events or changes in circumstances indicate that the carrying amounts may be impaired. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment's management. We have two reporting units: Banking and Financial Services.
The goodwill impairment review is a multi-step process that begins with determining whether or not each reporting unit's fair value is less than its carrying amount. We have the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount (Step 0). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we proceed to a quantitative analysis where we compare each reporting unit’s fair value to its carrying value to identify potential impairment (Step 1). If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. Determining the fair value of a reporting unit as part of the Step 1 analysis involves significant judgment. Inputs and assumptions, such as future cash flows and earnings, discount rates, the assessment of relevant market transactions for comparability and the resulting control premium assumption, and multiples of relevant financial statement metrics, such as tangible book value and estimated earnings are all estimates involving significant judgment. We are also required to assess the reasonableness of the overall combined fair value of our reporting units by reference to our market capitalization over time.
If the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are also involved in estimating the fair value of the assets and liabilities of the reporting units, and therefore the implied fair value of goodwill, as part of this Step 2 analysis. The most significant estimates involved related to our Banking reporting unit would be the valuation of our loans and core deposit intangible asset. We would determine fair value of our loan portfolio by reference to market observable transactions for loan portfolios with similar characteristics, while we would estimate the value of the core deposit intangible asset using a discounted cash flow approach and market comparable transactions. Both of these estimates are highly subjective and involve many estimates.
For our Banking reporting unit, we utilize both the income and market approaches to determine fair value. Our application of the income approach is based upon assumptions of both balance sheet and income statement activity. In our application of the market approach, we apply market based multiples to the tangible book value and projected earnings of our Banking reporting unit. We also utilize a control premium assumption based on our review of transactions observable in the market place that we determine are comparable.

For our Financial Services reporting unit, we utilize both the income and market approaches to determine fair value. Our application of the income approach is based upon assumptions of income statement activity. In our application of the market approach, we apply market based earnings multiples to our Financial Services reporting unit's applicable earnings metrics. We also utilize a control premium assumption based on our review of transactions observable in the market place that we determine are comparable.
The aggregate fair values of both of our reporting units (Banking and Financial Services) are compared to our market capitalization as an assessment of the appropriateness of the fair value measurements.
SELECTED QUARTERLY FINANCIAL DATA

	2013	2012
	March 31	December 31	September 30	June 30	March 31
Selected financial condition data: (in millions)
Total assets	$36,845	$36,806	$35,874	$35,106	$35,518
Loans and leases, net	19,863	19,547	18,957	18,625	16,664
Investment securities:
Available for sale	7,876	10,994	10,580	9,937	12,248
Held to maturity	4,219	1,300	1,388	1,464	2,503
Goodwill and other intangibles	2,568	2,618	2,627	2,632	1,796
Deposits	27,733	27,677	27,698	27,897	19,029
Borrowings	3,661	3,716	2,728	1,690	11,041
Stockholders’ equity	$4,947	$4,927	$4,915	$4,818	$4,875
Common shares outstanding	353	353	353	353	352
Selected operations data: (in thousands)
Interest income	$295,601	$283,599	$301,868	$299,841	$290,780
Interest expense	29,471	31,313	32,263	40,828	48,409
Net interest income	266,130	252,286	269,605	259,013	242,371
Provision for credit losses	20,200	22,000	22,200	28,100	20,000
Net interest income after provision for credit losses	245,930	230,286	247,405	230,913	222,371
Noninterest income (1)	89,312	91,821	102,203	95,598	69,908
Merger and acquisition integration expenses	—	3,678	29,404	131,460	12,970
Restructuring charges	—	—	—	3,750	2,703
Noninterest expense	237,666	235,106	237,138	210,429	184,505
Income (loss) before income tax	97,576	83,323	83,066	(19,128)	92,101
Income tax expense (benefit)	30,291	22,226	24,682	(8,204)	32,236
Net income (loss)	67,285	61,097	58,384	(10,924)	59,865
Preferred stock dividend	7,547	7,547	7,547	7,547	5,115
Net income (loss) available to common stockholders	$59,738	$53,550	$50,837	$(18,471)	$54,750
Stock and related per share data:
Earnings (loss) per common share:
Basic	$0.17	$0.15	$0.15	$(0.05)	$0.16
Diluted	0.17	0.15	0.14	(0.05)	0.16
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value (2)	13.19	13.15	13.11	12.84	13.00
Tangible book value per share(2)(3)	5.84	5.65	5.59	5.30	7.86
Market Price (NASDAQ: FNFG):
High	8.94	8.52	8.50	9.87	10.35
Low	7.68	7.08	7.14	7.49	8.71
Close	8.86	7.93	8.07	7.65	9.84

(1)	Includes $5 million and $16 million of gain on sale of mortgage-backed securities from securities portfolio repositioning for quarters ended September 30, 2012 and June 30, 2012, respectively.

(2)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(3)
Tangible common equity is used to calculate tangible book value per common share and excludes goodwill and other intangible assets of $2.6 billion as of March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012, and $1.8 billion as of March 31, 2012. Tangible common equity also excludes preferred stock of $338 million. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

	2013	2012
At or for the quarter ended (dollars in millions)	March 31	December 31	September 30	June 30	March 31
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.74%	0.67%	0.66%	(0.12)%	0.73%
Common equity:
Return on average common equity	5.24	4.62	4.46	(1.64)	4.88
Return on average tangible common equity(2)	12.05	10.72	10.60	(3.18)	8.12
Total equity:
Return on average equity	5.50	4.92	4.77	(0.90)	4.96
Return on average tangible equity(3)	11.62	10.45	10.34	(1.64)	7.90
Net interest rate spread	3.32	3.13	3.45	3.16	3.20
Net interest rate margin	3.39	3.22	3.54	3.26	3.34
Efficiency ratio (4)	66.9	69.4	71.7	97.5	64.1
Operating expenses as a percentage of average loans and deposits(5)	0.50	0.50	0.51	0.51	0.52
Effective tax rate	31.0	26.7	29.7	42.9	35.0
Dividend payout ratio	47.06	53.33	53.33	N/M	50.00
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.38	11.23	11.48	11.37	16.75
Tier 1 risk-based capital	9.45	9.29	9.51	9.40	14.66
Tier 1 risk-based common capital(6)	7.64	7.45	7.59	7.41	12.47
Leverage ratio	6.92	6.75	6.83	6.32	9.67
Ratio of stockholders’ equity to total assets	13.43	13.39	13.70	13.72	13.73
Ratio of tangible common stockholders’ equity to tangible assets(7)	5.95	5.77	5.87	5.69	8.13
First Niagara Bank:
Total risk-based capital	10.15	10.66	10.88	10.57	15.66
Tier 1 risk-based capital	10.89	9.94	10.19	9.63	14.69
Leverage ratio	7.43%	7.23%	7.32%	6.48%	9.69%
Asset quality:
Total nonaccruing loans	$173	$173	$142	$129	$133
Other nonperforming assets	11	10	10	11	7
Total classified loans(8)	720	708	693	733	754
Total criticized loans(9)	1,045	1,003	991	1,030	1,045
Allowance for credit losses	172	163	150	139	127
Net loan charge-offs	$10	$9	$10	$16	$13
Net charge-offs to average loans	0.21%	0.18%	0.21%	0.36%	0.32%
Provision to average loans	0.40	0.45	0.47	0.63	0.48
Total nonaccruing loans to total loans	0.87	0.88	0.75	0.69	0.79
Total nonperforming assets to total assets	0.50	0.50	0.42	0.40	0.34
Allowance for loan losses to total loans	0.86	0.82	0.78	0.74	0.75
Allowance for loan losses to nonaccruing loans	99.2	94.1	105.3	107.3	95.1
Texas ratio(10)	16.10	16.61	14.16	13.35	8.97
Asset quality-originated loans(11):
Net charge-offs of originated loans to average originated loans	0.27%	0.24%	0.30%	0.55%	0.34%
Provision for originated loans to average originated loans	0.55	0.67	0.72	0.93	0.61
Total nonaccruing originated loans to total originated loans	1.03	1.07	0.93	0.96	1.09
Allowance for originated loan losses to originated loans	1.21	1.20	1.20	1.19	1.19
Other data:
Number of full service branches	427	430	432	452	334
Full time equivalent employees	5,875	5,927	6,036	6,103	4,753

N/M Not meaningful

(1)	Computed using daily averages. Annualized where appropriate.

(2)
Average tangible common equity excludes average goodwill, other intangibles and preferred stock of $2.9 billion, $3.0 billion, $3.0 billion, $2.5 billion, and $2.1 billion for the quarters ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(3)
Average tangible equity excludes average goodwill and other intangibles of $2.6 billion for the quarters ended March 31, 2013, December 31, 2012, and September 30, 2012 $2.2 billion for the quarter ended June 30, 2012 and $1.8 billion for the quarter ended March 31, 2012. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(4)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(5)
Operating expenses exclude merger and acquisition expenses and restructuring charges of $3.7 million, $29.4 million, $135.2 million, and $15.7 million for the quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

(6)
Computed by subtracting the sum of preferred stock and the junior subordinated debentures associated with trust preferred securities from Tier I capital, divided by risk weighted assets. Tier 1 risk-based common capital, as calculated for purposes of this financial data and the earnings release, does not reflect the adjustments provided for in Basel III. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

(7)
Tangible common stockholders’ equity and tangible assets exclude goodwill, other intangibles, and preferred stock of $2.9 billion as of March 31, 2013, $3.0 billion as of December 31, 2012, September 30, 2012 and June 30, 2012, and $2.1 billion as of March 31, 2012. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(8)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2012.

(9)	Criticized loans includes consumer loans when they are 90 days or more past due. Criticized loans include special mention, substandard, doubtful, and loss.

(10)
The Texas ratio is computed by dividing the sum of nonperforming assets and loans 90 days past due still accruing by the sum of tangible equity and the allowance for loan losses. This is a non-GAAP measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

(11)	Originated loans represent total loans excluding acquired loans.

RESULTS OF OPERATIONS
Overview
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Our operating results exclude merger and acquisition integration expenses, restructuring charges, and the fourth quarter 2012 retroactive premium amortization on investment securities portfolio. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).

	Three months ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Operating results (Non-GAAP):
Net interest income	$266,130	$268,566	$242,371
Provision for credit losses	20,200	22,000	20,000
Noninterest income	89,312	91,821	69,908
Noninterest expense	237,666	235,106	184,505
Income tax expense	30,291	27,923	37,721
Net operating income (Non-GAAP)	$67,285	$75,358	$70,053
Operating earnings per diluted share (Non-GAAP)	$0.17	$0.19	$0.19
Reconciliation of net operating income to net income	$67,285	$75,358	$70,053
Nonoperating income and expenses, net of tax at effective tax rate:
Retroactive premium amortization on securities portfolio ($16,280 pre-tax)	—	(11,633)	—
Merger and acquisition integration expenses ($3,678 and $12,970 pre-tax for the three months ended December 31, 2012 and March 31, 2012, respectively)	—	(2,628)	(8,431)
Restructuring charges ($2,703 pre-tax)	—	—	(1,757)
Total nonoperating expenses, net of tax	—	(14,261)	(10,188)
Net income (GAAP)	$67,285	$61,097	$59,865
Earnings per diluted share (GAAP)	$0.17	$0.15	$0.16
During the first quarter of 2013, our focus on managing our operating expenses resulted in positive operating leverage as well as protection from the downside of the industry-wide decline in mortgage banking revenues, competitive loan pricing environment, and other typical seasonal weaknesses. A key focus throughout the remainder of the year will be expense management with selective hiring and investments that support maximizing revenue potential and enhancing shareholder value while driving our efficiency ratio lower.
Comparison to Prior Quarter
Our first quarter 2013 GAAP net income was $67 million, or $0.17 per diluted share, compared to $61 million, or $0.15 per diluted share, for the fourth quarter of 2012. Results for the first quarter of 2013 include the impact of a pretax $6.3 million, or $0.01 per diluted share, charge related to two executive departures. A special committee comprised of independent members of our Board of Directors has been formed to initiate a search for a permanent President and Chief Executive Officer.
Non-GAAP operating net income was $75 million, or $0.19 per diluted share, in the fourth quarter of 2012.
Our net interest margin declined three basis points during the first quarter of 2013 to 3.39% from 3.42% in the fourth quarter 2012 levels, adjusted to exclude the $16 million collateralized mortgage obligations ("CMO") retroactive premium amortization. Net interest income in the first quarter declined 1% annualized compared to adjusted fourth quarter levels. Noninterest income decreased $2.5 million, or 3.0%, from the prior quarter primarily due to lower deposit service charges, mortgage banking, and capital markets revenues. These declines were partially offset by higher wealth management fees and insurance commissions.
Balance sheet growth remained strong as average interest-earning assets increased 8% annualized from to the prior quarter. Average total loans increased 11% annualized over the prior quarter and average commercial loans increased 17% annualized over the prior quarter, the 13th consecutive quarter of double digit growth. Average indirect auto loan balances increased $197 million while other consumer loan categories declined modestly compared to the prior quarter. Average interest-bearing checking deposits increased 19% annualized from the prior quarter driven by greater account acquisition activity as well as increases in balances held by customers.
The provision for loan losses on originated loans totaled $19 million in the first quarter of 2013, including $10 million to support loan growth and $9 million to cover net charge-offs during the quarter. At March 31, 2013, nonperforming originated loans were flat compared to prior quarter levels and as a percentage of originated loans decreased four basis points to 1.03% at March 31, 2013 from 1.07% at December 31, 2012. Net charge-offs equaled 27 basis points of average originated loans, compared to 35 basis points in the full year 2012.
First quarter 2013 noninterest expenses, excluding the $6 million charge related to executive departures which is reflected in other noninterest expenses, declined $3.7 million, or 2%, compared to the fourth quarter of 2012. Seasonal increases in salaries and benefits expense driven by payroll taxes and employee merit increases were more than offset by expense management.
Comparison to Prior Year Quarter
Our first quarter 2013 GAAP net income was $67 million, or $0.17 per diluted share, compared to $60 million, or $0.16 per diluted share, for the first quarter of 2012. Non-GAAP operating net income was $70 million, or $0.19 per diluted share, in the first quarter of 2012.
Our net interest margin increased five basis points in the first quarter of 2013 to 3.39%, from 3.34% for the first quarter of 2012, as the benefits of a $0.4 billion increase in net interest earning assets and 35 basis point decrease in rates paid on liabilities were partially offset by a 23 basis decrease in yields on interest earning assets. Noninterest income in the first quarter of 2013 increased $19 million, or 28%, from the prior year primarily due to our HSBC Branch Acquisition as well new checking account openings and the expansion of our credit card business.
The provision for loan losses on originated loans increased to $19 million in the first quarter of 2013 from $16 million in the same quarter in 2012, as a result of loan growth. Nonperforming originated loans as a percentage of originated loans decreased six basis points to 1.03% at March 31, 2013 from 1.09% at March 31, 2012. Net charge-offs decreased to 27 basis points of average originated loans from 34 basis points of average originated loans in the first quarter of 2012.
First quarter 2013 noninterest expenses, excluding the $6 million charge related to executive departures, increased $31 million, or 16%, compared to the first quarter of 2012 as a result of the costs to operate the HSBC branches and an $8 million increase in amortization of intangibles stemming from the intangible assets acquired in the HSBC Branch Acquisition.
Net Interest Income
Excluding the $16 million retroactive premium amortization adjustment related to the CMO portfolio in the fourth quarter of 2012, first quarter 2013 net interest income of $266 million decreased modestly from the prior quarter. Compared to the prior quarter, the benefits of an 8% annualized increase in average interest-earning assets were offset by a three basis point decline in the net interest margin adjusted to exclude the $16 million CMO charge in the prior quarter.
Increases in mortgage rates from the low levels reported in the fourth quarter of 2012 resulted in lower than expected cash flows from our CMO portfolio, which modestly reduced premium amortization expense on that portfolio. In the first quarter of 2013, total premium amortization on the CMO portfolio was $10 million compared to an adjusted $15 million in the prior quarter, which excludes the $16 million CMO charge. The modest benefits from slower CMO cash flows together with a four basis point decline in cost of interest bearing deposits were offset by continued compression of loan yields from elevated prepayments and reinvestments at lower spreads.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances (amounts in millions):

	Three months ended				Increase (decrease)
	March 31, 2013		December 31, 2012
	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,179	4.25%	$6,911	4.45%	$268	(0.20)%
Business	4,999	3.74	4,783	3.89	216	(0.15)
Total commercial lending	12,178	4.04	11,694	4.22	484	(0.18)
Consumer:
Residential real estate	3,691	4.01	3,819	4.05	(128)	(0.04)
Home equity	2,648	4.29	2,659	4.31	(11)	(0.02)
Indirect auto	712	3.29	515	3.50	197	(0.21)
Credit cards	304	10.40	310	10.19	(6)	0.21
Other consumer	328	8.17	328	8.73	—	(0.56)
Total consumer lending	7,683	4.50	7,631	4.54	52	(0.04)
Total loans	19,861	4.25	19,325	4.39	536	(0.14)
Residential mortgage-backed securities(3)(4)	5,488	2.50	5,746	1.37	(258)	1.13
Commercial mortgage-backed securities(4)	1,914	3.78	1,953	3.79	(39)	(0.01)
Other investment securities(3)	4,822	3.19	4,474	3.16	348	0.03
Money market and other investments	241	1.31	207	1.54	34	(0.23)
Total interest-earning assets(3)	32,326	3.76%	31,705	3.61%	621	0.15%
Noninterest-earning assets(5)(6)	4,481		4,624		(143)
Total assets	$36,807		$36,329		$478
Interest-bearing liabilities:
Deposits
Savings deposits	$3,894	0.11%	$3,898	0.18%	$(4)	(0.07)%
Checking accounts	4,379	0.05	4,181	0.07	198	(0.02)
Money market deposits	10,643	0.23	10,810	0.25	(167)	(0.02)
Certificates of deposit	4,081	0.67	4,259	0.71	(178)	(0.04)
Total interest-bearing deposits	22,997	0.25	23,148	0.29	(151)	(0.04)
Borrowings
Short-term borrowings	3,152	0.40	2,331	0.38	821	0.02
Long-term borrowings	730	6.71	732	6.63	(2)	0.08
Total borrowings	3,882	1.59	3,063	1.87	819	(0.28)
Total interest-bearing liabilities	26,879	0.44%	26,211	0.48%	668	(0.04)%
Noninterest-bearing deposits	4,468		4,645		(177)
Other noninterest-bearing liabilities	502		528		(26)
Total liabilities	31,849		31,384		465
Stockholders’ equity(4)	4,958		4,945		13
Total liabilities and stockholders’ equity	$36,807		$36,329		$478
Net interest rate spread(3)		3.32%		3.13%		0.19%
Net interest rate margin(3)		3.39%		3.22%		0.17%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)Our quarter ended December 31, 2012 operating (non-GAAP) results excluded $16 million of accelerated CMO adjustments from our net interest income. Had these adjustments been excluded from the table above, our yields for the quarter ended December 31, 2012 would have been:

Average balance sheet	Quarter ended December 31, 2012
Residential mortgage-backed securities	2.50%
Total interest-earning assets	3.81
Net interest rate spread	3.33
Net interest rate margin	3.42

(4)	Average outstanding balances are at amortized cost.

(5)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(6)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $270 million for the quarter ended March 31, 2013 increased by $14 million, on a GAAP basis from the quarter ended December 31, 2012. Overall, the yield on earning assets increased 15 basis points quarter over quarter as a result of the combined effects of last quarter's accelerated premium amortization charge and lower premium amortization on our residential mortgage-backed securities partially negated by continued yield compression on our loan portfolio.  Net interest income was also assisted by lower interest expense from deposit pricing and wholesale funding strategies. Specifically:

•
Our average balance of investment securities increased quarter over quarter by approximately $51 million. Yields on our investment securities portfolio increased 56 basis points primarily due to the $16 million accelerated premium amortization on residential mortgage-backed securities taken in the fourth quarter of 2012 and a positive mix change from lower yielding securities to higher yield corporate securities. Excluding the impact of the fourth quarter accelerated premium amortization, yields on our investment securities remained flat.

•
Our average balance of loans increased by $536 million due to growth in our commercial loans of $484 million and our indirect auto portfolio of $197 million, offset by a decrease in our residential real estate loans. Our average balance of loans increased disproportionately to the period end balances due to a late inflow of originations towards the end of the fourth quarter of 2012. Loan yields declined 14 basis points as commercial loan yields decreased by 18 basis points and our total consumer loan portfolio yields decreased by 4 basis points.

•
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

•
Our average balances of interest bearing deposits declined by $151 million and our average rate paid declined by four basis points due to our deposit pricing actions. The decline in our average balances was driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and cover any liquidity needs through our wholesale borrowing program.

•
Our average borrowings increased quarter over quarter by $819 million as we continued to fund our balance sheet growth and rotation through low cost short term borrowings. This funding strategy has also caused our cost of borrowings to decline 28 basis points from the fourth quarter of 2012.

Comparison to Prior Year Quarter
The following tables present our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in millions):

	Three months ended				Increase (decrease)
	March 31, 2013		March 31, 2012
	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,179	4.25%	$6,300	4.98%	$879	(0.73)%
Business	4,999	3.74	3,915	4.08	1,084	(0.34)
Total commercial lending	12,178	4.04	10,215	4.63	1,963	(0.59)
Consumer:
Residential real estate	3,691	4.01	3,945	4.28	(254)	(0.27)
Home equity	2,648	4.29	2,157	4.40	491	(0.11)
Indirect auto	712	3.29	—	—	712	3.29
Credit cards	304	10.40	—	—	304	10.40
Other consumer	328	8.17	278	7.34	50	0.83
Total consumer lending	7,683	4.50	6,380	4.47	1,303	0.03
Total loans	19,861	4.25	16,595	4.62	3,266	(0.37)
Residential mortgage-backed securities(3)	5,488	2.50	8,550	3.03	(3,062)	(0.53)
Commercial mortgage-backed securities(3)	1,914	3.78	1,704	3.99	210	(0.21)
Other investment securities(3)	4,822	3.19	2,678	3.44	2,144	(0.25)
Money market and other investments	241	1.31	256	0.94	(15)	0.37
Total interest-earning assets	32,326	3.76%	29,783	3.99%	2,543	(0.23)%
Noninterest-earning assets(4)(5)	4,481		3,341		1,140
Total assets	$36,807		$33,124		$3,683
Interest-bearing liabilities:
Deposits
Savings deposits	$3,894	0.11%	$2,566	0.03%	$1,328	0.08%
Checking accounts	4,379	0.05	2,224	0.10	2,155	(0.05)
Money market deposits	10,643	0.23	7,167	0.28	3,476	(0.05)
Certificates of deposit	4,081	0.67	3,827	0.98	254	(0.31)
Total interest-bearing deposits	22,997	0.25	15,784	0.38	7,213	(0.13)
Borrowings
Short-term borrowings	3,152	0.40	3,632	0.65	(480)	(0.25)
Long-term borrowings	730	6.71	5,334	2.07	(4,604)	4.64
Total borrowings	3,882	1.59	8,966	1.50	(5,084)	0.09
Total interest-bearing liabilities	26,879	0.44%	24,750	0.79%	2,129	(0.35)%
Noninterest-bearing deposits	4,468		3,053		1,415
Other noninterest-bearing liabilities	502		471		31
Total liabilities	31,849		28,274		3,575
Stockholders’ equity(4)	4,958		4,850		108
Total liabilities and stockholders’ equity	$36,807		$33,124		$3,683
Net interest rate spread		3.32%		3.20%		0.12%
Net interest rate margin		3.39%		3.34%		0.05%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $22 million, or 9%, for the first quarter of 2013 compared to the first quarter of 2012 reflecting an increase in net-interest earning assets of $414 million and an increase in our net interest margin of five basis points. The $2.5 billion increase in interest-earning assets reflects the $1.6 billion in interest earning assets acquired in our HSBC Branch Acquisition and continued organic loan growth in our Upstate New York and Pennsylvania markets, partially offset by our securities portfolio repositioning transaction from the second quarter of 2012. Over the same period our average interest bearing liabilities increased by $2.1 billion, with the impact of deposits acquired in the HSBC Branch Acquisition offset by pay downs in borrowings. The five basis point increase in our net interest margin resulted from the favorable impact of replacing the majority of our borrowings with lower costing deposits, offset by lower yields on our loans and securities in the first quarter of 2013 compared to the first quarter of 2012 brought on by the market pressures on interest rates. Our yields on interest-earning assets in the first quarter of 2013 decreased 23 basis points compared to the first quarter of 2012, while costs on interest-bearing liabilities decreased 35 basis points, resulting in a 12 basis point increase in our interest rate spread.
Provision for Credit Losses
Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for originated loan losses; needs for an allowance for acquired loan losses in excess of any credit discount due to deterioration in credit quality subsequent to acquisition; and probable losses associated with our unfunded loan commitments. The following table details the composition of our provision for credit losses for the periods indicated (in thousands):

	Three months ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Provision for originated loans	$18,925	$21,366	$15,527
Provision for acquired loans	875	159	4,373
Provision for unfunded commitments	400	475	100
Total	$20,200	$22,000	$20,000
The provision for credit losses was $20.2 million in the first quarter of 2013, reflecting continued growth in our commercial real estate portfolio, partially offset by a release of provision in our residential real estate portfolio reflecting the continued decrease in the portfolio balance. This provision included $0.4 million for unfunded loan commitments in the first quarter of 2013 as a result of the growth in our unfunded commitments. Our total unfunded commitments at March 31, 2013 were $8.9 billion. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $12 million at both March 31, 2013 and December 31, 2012.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to originated loans amounted to $19 million, or 0.55% of average originated loans, for the quarter ended March 31, 2013, compared to $21 million, or 0.67% of average originated loans, for the quarter ended December 31, 2012 and $16 million, or 0.61% of average originated loans for the quarter ended March 31, 2012. This provision included approximately $10 million to support sequential originated loan growth of $0.7 billion and $9 million to cover net charge-offs.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. During the first quarter of 2013, we recorded $0.9 million of provision related to our acquired loans, compared to $0.2 million and $4 million for the quarters ended December 31, 2012 and March 31, 2012, respectively.

Noninterest Income
The following table presents our noninterest income for the periods indicated (amounts in thousands).

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Deposit service charges	$24,800	$26,345	$17,037
Insurance commissions	16,355	15,497	16,833
Merchant and card fees	11,298	11,945	5,528
Wealth management services	12,845	12,000	9,039
Mortgage banking	6,424	8,060	5,649
Capital markets income	6,031	7,098	6,539
Lending and leasing	3,906	3,739	3,123
Bank owned life insurance	3,467	3,021	3,387
Other	4,186	4,116	2,773
Total noninterest income	$89,312	$91,821	$69,908
Noninterest income as a percentage of net revenue	25.1%	26.7%	22.4%
Comparison to Prior Quarter
First quarter 2013 noninterest income of $89 million decreased $2.5 million compared to the prior quarter, primarily due to lower deposit service charges, mortgage banking, and capital markets revenues. These declines were partially offset by higher wealth management fees and insurance commissions.
Deposit service charges declined $1.5 million, or 6%, from the prior quarter in large part due to seasonality and to a lesser extent due to lower customer non-sufficient funds incident rates. Insurance commissions increased 6% compared to the fourth quarter driven by typical seasonal increases in renewal rates. Merchant and card fees declined 5% from the prior quarter due to low customer activities that is typical for the first quarter. Wealth management services revenues increased 7%, driven by an 18% increase in assets under management.
Mortgage banking revenues declined 20% to $6 million from $8 million in the fourth quarter of 2012 as a result of an industry wide contraction in gain on sale revenues. A 10% increase in application volumes was more than offset by a 30% decrease in gain on sale margins. Capital markets income declined 15% from prior quarter to $6 million as the number of completed swap transactions declined from an all time high in the prior quarter. However, we saw strong traction in our syndication operations, where we had our best quarter ever leading seven transactions.
Comparison to Prior Year Quarter
First quarter 2013 noninterest income of $89 million increased $19 million compared to the first quarter of 2012 primarily due to the HSBC Branch Acquisition. Higher deposit service charges resulted from new checking account openings and fee income initiatives. Merchant and card fees more than doubled from 2012 as a result of the expansion of our credit card business stemming from the acquisition of the business from HSBC. The acquisition from HSBC of $2.5 billion in assets under management was the primary contributor to the $4 million, or 42%, increase in revenues from wealth management services.

Noninterest Expense
The following table presents our operating noninterest expenses for the periods indicated (amounts in thousands):

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Salaries and benefits	$115,790	$111,026	$96,477
Occupancy and equipment	28,045	27,609	22,017
Technology and communications	27,113	28,257	19,713
Marketing and advertising	4,346	9,292	6,763
Professional services	9,603	11,163	8,895
Amortization of intangibles	14,119	14,224	6,466
FDIC premiums	8,901	9,158	6,133
Merger and acquisition integration expenses	—	3,678	12,970
Restructuring charges	—	—	2,703
Other	29,749	24,377	18,041
Total noninterest expenses	237,666	238,784	200,178
Less nonoperating expenses:
Merger and acquisition integration expenses	—	(3,678)	(12,970)
Restructuring charges	—	—	(2,703)
Total operating noninterest expenses(1)	$237,666	$235,106	$184,505
Efficiency ratio(2)	66.9%	69.4%	64.1%
Operating efficiency ratio(1)	66.9%	65.2%	59.1%

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
Comparison to Prior Quarter
First quarter GAAP noninterest expenses were $238 million and included $6.3 million in charges related to two recently announced executive departures. Excluding this charge, which is included in other noninterest expenses, noninterest expenses totaled $231 million, or $4 million lower than non-GAAP operating noninterest expenses in the fourth quarter of 2012.
Our focus on expense management resulted in a first quarter reduction in brand related marketing and advertising expenses, as we focused on select product promotions and leveraged the benefits we have seen in our unaided brand awareness and favorability index. Compared to the fourth quarter of 2012, marketing and advertising expense declined $5 million.
Salaries and benefits expenses increased $5 million, compared to the fourth quarter of 2012, entirely due to seasonal increases in payroll tax expenses and employee merit increases. Other noninterest expenses increased due to the $6.3 million charge related to the executive departures.
Noninterest expenses, excluding the executive departure charges, declined 1.6% relative to a 1.4% decline in operating revenues, resulting in positive operating leverage during the quarter. Our efficiency ratio, excluding the executive departure related charge, was 65.1% in the first quarter of 2013, down slightly from our operating (non-GAAP) efficiency ratio of 65.2% in the prior quarter.
Comparison to Prior Year Quarter
Noninterest expenses increased $37 million, for the quarter ended March 31, 2013 from the quarter ended March 31, 2012 primarily due to costs incurred as a result of the HSBC Branch Acquisition as well as additional expense resulting from operating these branches.

Salaries and benefits increased $19 million, reflective of the increase in our full time equivalent employees, resulting from the HSBC Branch Acquisition and the growth of our infrastructure from a year ago. The increases in occupancy and equipment and technology and communications reflect targeted investments in an effort to enhance the sophistication and efficiency of our back office processes.
FDIC expense increased due to growth of our balance sheet from the HSBC acquired assets which increased our assessment base. The $8 million increase in amortization of intangibles resulted from the intangibles we recorded in connection with the HSBC Branch Acquisition. Half of the increase in other noninterest expenses related to the $6.3 million in charges related to the executive departures and the other half due to increased expenses associated with our HSBC Branch Acquisition.
Merger and acquisition integration expenses of $13 million for the three months ended March 31, 2012 were attributable to the HSBC Branch Acquisition.
Income Taxes
Our effective tax rate of 31.0% for the three months ended March 31, 2013 increased from 26.7% for the three months ended December 31, 2012 and decreased from 35.0% for the three months ended March 31, 2012. The increase from the three months ended December 31, 2012 was primarily due to higher pretax income in 2013 resulting in a lower impact of favorable permanent differences on the rate.  The decrease from the three months ended March 31, 2012 was primarily due to higher projected investment tax credits for 2013.
ANALYSIS OF FINANCIAL CONDITION AT MARCH 31, 2013
Overview
The table below details certain amounts in our Consolidated Statements of Financial Condition at the dates indicated (in millions):

	March 31, 2013	December 31, 2012	Increase (decrease)
Investment securities	$12,496	12,714	$(218)
Loans and leases:
Commercial:
Real estate	7,296	7,093	202
Business	5,045	4,953	91
Total commercial loans	12,340	12,047	293
Residential real estate	3,615	3,762	(147)
Home equity	2,647	2,652	(5)
Indirect auto	818	601	217
Credit cards	298	315	(17)
Other consumer	317	334	(17)
Total consumer loans	7,695	7,663	32
Total loans and leases	20,035	19,710	324
Deposits:
Savings accounts	3,916	3,888	28
Interest-bearing checking	4,534	4,451	83
Money market deposits	10,493	10,581	(88)
Noninterest-bearing deposits	4,804	4,644	160
Certificates of deposit	3,986	4,113	(127)
Total deposits	27,733	27,677	56
Total borrowings	3,661	3,716	(55)

We continue to rotate our balance sheet by using the repayments on our residential mortgage backed investment securities portfolio to fund loan growth. Accordingly, our investment securities portfolio ending balance decreased $218 million, which included a decrease in residential mortgage backed securities of $336 million, partially offset by an increase in corporate debt securities.
Conversely, our commercial loan portfolio and indirect auto loan portfolio continue to drive the increase in our loan portfolio and overall balance sheet growth. We experienced a strong quarter for overall loan production volumes with our thirteenth consecutive quarter of double digit average commercial loan growth. Period end balances in our commercial loan portfolio increased $293 million, or 10% annualized, to $12.3 billion at March 31, 2013. Indirect auto loans increased $217 million from December 31, 2012, to an ending balance of $818 million at March 31, 2013, as we originated $263 million in loans during the quarter. The decrease in residential mortgage loans reflected elevated industry wide prepayment levels.
Our efforts to grow our customer base, reposition our account mix, and increase our lower cost deposits are reflected in the decreases in our money market deposits and certificates of deposit and the increase in our noninterest-bearing deposits. We continued to be successful in attracting and retaining mass affluent customers through our Pinnacle checking account products.

Lending Activities
Our primary lending activity is the origination of commercial business and commercial real estate loans, as well as residential mortgage and home equity loans to customers located within our primary market areas. Our commercial real estate and business loan portfolios provide opportunities to cross sell other banking services. Consistent with our long-term customer relationship focus, we retain the servicing rights on residential mortgage loans that we sell resulting in monthly servicing fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
Our total loans and leases outstanding increased $0.3 billion from December 31, 2012 to March 31, 2013 stemming from the continued growth in our commercial and indirect auto portfolios. Our commercial loan portfolio increased $0.3 billion, or 10% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the strong organic growth across our footprint in our commercial lending activities. Commercial loans as a percentage of our total loans of 62% remained in line with the loan type composition at December 31, 2012. During the first quarter of 2013, we originated $263 million of indirect auto loans and added 72 dealers to our network within in our contiguous footprint.
Offsetting this growth was a decrease in our residential real estate loan portfolio of $147 million which reflected the elevated industry wide prepayment levels.
The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in millions):

	March 31, 2013		December 31, 2012		Increase (decrease)
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,624	33.1%	6,466	32.8%	158
Construction	671	3.3	627	3.2	44
Business	5,045	25.2	4,953	25.1	92
Total commercial	12,340	61.6	12,047	61.1	294
Consumer:
Residential real estate	3,615	18.0	3,762	19.1	(147)
Home equity	2,647	13.2	2,652	13.5	(5)
Indirect auto	818	4.1	601	3.0	217
Credit cards	298	1.5	315	1.6	(17)
Other consumer	317	1.6	334	1.7	(17)
Total loans and leases	20,035	100.0%	19,710	100.0%	325
Allowance for loan losses	(172)		(163)		(9)
Total loans and leases, net	$19,863		19,547		316
Included in the table above are acquired loans with a carrying value of $5.9 billion and $6.3 billion at March 31, 2013 and December 31, 2012, respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in millions):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
March 31, 2013
Commercial:
Real estate	$3,567	$715	$1,398	$1,615	$—	$7,296
Business	2,240	840	764	662	539	5,045
Total commercial	5,807	1,555	2,163	2,277	539	12,340
Consumer:
Residential real estate	1,291	73	267	1,984	—	3,615
Home equity	1,320	209	572	545	—	2,647
Indirect auto	273	1	4	154	386	818
Credit cards	253	29	11	6	—	298
Other consumer	256	26	29	6	—	317
Total loans and leases	$9,200	$1,893	$3,045	$4,972	$925	$20,035
December 31, 2012
Commercial:
Real estate	$3,536	$671	$1,336	$1,550	$—	$7,093
Business	2,390	753	619	635	556	4,953
Total commercial	5,927	1,424	1,955	2,186	556	12,047
Consumer:
Residential real estate	1,321	71	271	2,099	—	3,762
Home equity	1,316	203	581	552	—	2,652
Indirect auto	169	2	—	118	313	601
Credit cards	267	30	11	6	—	315
Other consumer	270	24	33	6	—	334
Total loans and leases	$9,270	$1,754	$2,852	$4,966	$868	$19,710

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. Our enhanced specialty offerings in equipment financing, healthcare, and syndications continue to provide additional opportunities to enhance our relationships with our commercial customer base. Overall, our commercial pipelines at the end of the first quarter of 2013 continue to be robust, particularly in our newer markets.
Our Western and Eastern Pennsylvania markets have exhibited strong growth with an increase in their commercial loan portfolios of $131 million, or 37% annualized, and $208 million, or 43% annualized, respectively, from the end of 2012.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size as of the dates indicated (dollars in millions):

	March 31, 2013		December 31, 2012
	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$475	19	$384	15
$10 million to $20 million	1,142	83	1,178	85
$5 million to $10 million	1,276	182	1,189	170
$1 million to $5 million	2,662	1,220	2,592	1,194
Less than $1 million(2)	1,741	7,307	1,750	7,423
Total commercial real estate loans	$7,296	8,811	$7,093	8,887
Commercial business loans by size:(1)
Greater than or equal to $20 million	$168	7	$259	10
$10 million to $20 million	775	58	830	65
$5 million to $10 million	1,107	153	1,013	145
$1 million to $5 million	1,539	685	1,450	647
Less than $1 million(2)	1,456	24,211	1,401	23,840
Total commercial business loans	$5,045	25,114	$4,953	24,707

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At both March 31, 2013 and December 31, 2012, 70% of our commercial real estate loans were non-owner occupied. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the date indicated (in millions):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
March 31, 2013:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$367	$61	$106	$120	$147	$800
Multifamily and apartments	966	63	135	234	75	1,472
Office and professional space	517	79	91	315	103	1,104
Retail	369	43	126	236	103	876
Warehouse and industrial	128	25	52	95	18	317
Other	269	24	136	75	26	530
Total non-owner occupied commercial real estate loans	2,615	294	645	1,075	470	5,100
Owner occupied commercial real estate loans	940	281	487	322	165	2,196
Total commercial real estate loans	$3,555	$575	$1,133	$1,398	$635	$7,296
December 31, 2012:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$370	$52	$104	$110	$95	$732
Multifamily and apartments	950	56	151	219	87	1,462
Office and professional space	517	72	91	314	106	1,100
Retail	365	42	135	222	95	858
Warehouse and industrial	129	24	55	90	18	316
Other	263	22	130	73	23	511
Total non-owner occupied commercial real estate loans	2,594	268	665	1,028	423	4,979
Owner occupied commercial real estate loans	922	265	468	319	140	2,114
Total commercial real estate loans	$3,516	$533	$1,133	$1,348	$564	$7,093

(1)	Primarily consists of loans located in states bordering our footprint.

Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated (amounts in millions):

	March 31, 2013		December 31, 2012
	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$4,775	39.3%	$5,029	40.7%
Commercial mortgage-backed securities	2,012	16.5	2,060	16.7
Collateralized loan obligations	1,603	13.2	1,545	12.5
Asset-backed securities	1,013	8.3	956	7.7
Corporate debt and trust preferred securities	945	7.8	851	6.9
Other residential mortgage-backed securities	769	6.3	858	6.9
States and political subdivisions	596	4.9	608	4.9
U.S. government agencies and enterprises	396	3.3	409	3.3
Other	31	0.2	31	0.2
U.S. Treasury	21	0.2	21	0.2
Total investment securities	$12,162	100.0%	$12,368	100.0%
Since the third quarter of 2011, the Federal Reserve has taken certain actions which have resulted in lower longer-term interest rates.  These actions had the impact of flattening the yield curve and reducing the yields on our investment securities portfolio. Additionally, the predictive ability of the 10 year Treasury rate as a proxy for mortgage rates has recently diminished. Accordingly, future mortgage rates have become more difficult to predict, and competitive market forces could cause mortgage rates to rise, which could negatively impact the value of our mortgage-backed investment securities.
At the end of the first quarter of 2013, we designated $3 billion of available for sale residential mortgage-backed securities as held to maturity. The net pre-tax unrealized gain on these securities at the time of transfer was $55 million. The securities were transferred at fair value, and the net unrealized pre-tax gain on these securities became part of the new amortized cost basis of the securities and will be amortized into interest income over the life of the securities. The amortization of this net pre-tax unrealized gain will be offset by the amortization of the related pre-tax amount recorded in other accumulated comprehensive income, resulting in no current or future impact to our net interest income as a result of the transfer.
The net unamortized purchase premiums on our CMO portfolio decreased to $58 million, or 1.3% of the portfolio, at March 31, 2013, from $74 million, or 1.6% of the portfolio, at December 31, 2012. Our first quarter 2013 actual cash flows from our December 31, 2012 CMO portfolio were $454 million, which was $94 million lower than the $548 million we estimated at December 31, 2012.
The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $20 million, or 2.7% of the portfolio, at March 31, 2013, from $22 million, or 2.7% of the portfolio, at December 31, 2012.
While mortgage rates have rebounded since the lows seen in the fourth quarter of 2012 and actual cash flows on our CMO portfolio were lower than expected, our expectations of future prepayment speeds in our collateralized mortgage obligation and mortgage-backed securities portfolios reflects the expectation of the prolonged lower interest rate environment and that the pace of the mortgage prepayment cycle will likely persist, and therefore will impact premium amortization on our collateralized mortgage obligation and mortgage-backed securities portfolios in the future.
Changes in our expectations regarding the magnitude and duration of a lower interest rate environment could have a material impact on our net interest income in both the period of change, attributable to any retroactive accounting adjustment that would be required to maintain a constant effective yield, and in subsequent periods attributable to changes to the prospective yields on our investment securities.
Our holdings in residential mortgage-backed securities were 46% and at 48% of our total investment securities portfolio at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, 97% and 99%, respectively, of our residential mortgage-backed securities in our available for sale portfolio were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
Deposits
Our total deposits increased $56 million from December 31, 2012 to $27.7 billion at March 31, 2013, and core deposits increased to 86% of total deposits from 85% at December 31, 2012. We continue to focus our efforts on growing our customer base, re-positioning our account mix and increasing low cost deposits. Transaction deposits, which include interest-bearing and noninterest bearing checking balances, increased $243 million over the prior quarter and currently represent 34% of our deposit base, up from 30% a year ago.
The increase in transaction deposits from the prior quarter resulted from the acquisition of new checking accounts and mass affluent households through our Pinnacle family of checking products, specifically in our New York state footprint as well as higher balances held by customers. New checking account openings per branch increased 15% over the prior quarter. This was offset by a decrease in money market deposits and certificates of deposit totaling $215 million, or 6% annualized, as a result of continued pricing actions.
The average cost of interest-bearing deposits declined four basis points to 0.25% from 0.29% in the fourth quarter of 2012. Pricing actions on non-transactional deposit accounts together with a favorable shift in mix of deposits drove the decline in overall cost of interest-bearing deposits.
We continue to grow and deepen customer relationships by delivering our “Simple Fast Easy” value proposition.  We launched our mobile banking offering in the first quarter of 2013, and approximately 20% of our online banking customers have signed up for mobile banking services via smartphone and tablet applications.
Our retail business, in tandem with consumer finance, continues to further expand relationships with core checking account customers. Beginning in the first quarter of 2013, our incentive program for sales personnel at the branches was enhanced to drive greater cross-solving referrals to our consumer finance and investment services businesses. At March 31, 2013, the number of checking account households that also had a mortgage with us increased 12% annualized from the prior quarter. The number of credit card accounts opened per branch increased by a factor greater than 3x compared to the prior quarter and was primarily driven by marketing campaigns targeted at existing deposit customers and greater cross-solving referrals at the point of sale.
The following table illustrates the composition of our deposits at the dates indicated (amounts in millions):

	March 31, 2013		December 31, 2012		Increase (decrease)
	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,916	14.1%	$3,888	14.0%	$28
Interest-bearing checking	4,534	16.4	4,451	16.1	83
Money market deposits	10,493	37.8	10,581	38.2	(88)
Noninterest-bearing	4,804	17.3	4,644	16.8	160
Total core deposits	23,747	85.6	23,564	85.1	183
Certificates	3,986	14.4	4,113	14.9	(127)
Total deposits	$27,733	100.0%	$27,677	100.0%	$56

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated (in millions):

	Upstate New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
March 31, 2013
Core deposits:
Savings	$2,449	$170	$235	$1,062	$3,916
Interest-bearing checking	2,772	589	561	612	4,534
Money market deposits	6,871	1,196	1,000	1,426	10,493
Noninterest-bearing	2,916	713	532	643	4,804
Total core deposits	15,008	2,668	2,328	3,743	23,747
Certificates	2,131	546	411	898	3,986
Total deposits	$17,139	$3,214	$2,739	$4,641	$27,733
December 31, 2012
Core deposits:
Savings	$2,393	$166	$230	$1,099	$3,888
Interest-bearing checking	2,625	589	622	615	4,451
Money market deposits	6,976	1,199	1,003	1,403	10,581
Noninterest-bearing	2,804	711	536	593	4,644
Total core deposits	14,798	2,665	2,391	3,710	23,564
Certificates	2,114	570	462	967	4,113
Total deposits	$16,912	$3,235	$2,853	$4,677	$27,677
(1) Includes brokered money market deposits of $286 million and $278 million at March 31, 2013 and December 31, 2012, respectively, and brokered certificates of deposit of $704 million and $635 million at March 31, 2013 and December 31, 2012, respectively.
Capital
During the first three months of 2013, our stockholders’ equity increased $20 million as a result of our net income of $67 million, partially offset by $12 million of unrealized losses on our investment securities available for sale, $28 million, or $0.08 per share, in common stock dividends and $8 million in preferred stock dividends. Our tangible common equity ratio was 5.95% at March 31, 2013 and 5.77% at December 31, 2012.
At March 31, 2013, we designated $3.0 billion of available for sale CMO and MBS investment securities as held to maturity. The transfer from available for sale to held to maturity was at fair value. This designation partially protected tangible equity in the event of a rise in interest rates, as such a rise in interest rates would extend the duration and adversely impact the fair value of the investment securities.
During the quarter ended March 31, 2013, we recorded a $36 million reduction to our goodwill balance related to the establishment of deferred tax assets in connection with the HSBC Branch acquisition and our National City Bank branch acquisition.
First Niagara Financial Group, Inc. and our bank subsidiary, First Niagara Bank, N.A., are subject to regulatory capital requirements administered by the Federal Reserve and OCC, respectively. Failure to meet minimum capital requirements can result in regulators initiating certain mandatory and possibly additional discretionary actions that could have a direct material effect on our financial statements.

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at March 31, 2013 are presented in the following table (amounts in millions):

	Actual		Minimum amount to be well-capitalized
	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$2,357	6.92%	$1,703	5.00%
Tier 1 risk-based capital	2,357	9.45	1,496	6.00
Total risk-based capital	2,839	11.38	2,495	10.00
First Niagara Bank, N.A.:
Leverage ratio	$2,530	7.43%	$1,703	5.00%
Tier 1 risk-based capital	2,530	10.15	1,496	6.00
Total risk-based capital	2,715	10.89	2,493	10.00
As of March 31, 2013, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). At March 31, 2013, the capital ratios reflect a $25 million dividend the Bank made to the Company during the first quarter of 2013.
In preparation for the implementation of the proposed pending regulatory capital rule revisions proposed by the Federal Reserve pursuant to the Basel III framework, we have analyzed the impact of the proposed requirements on our capital ratios over the proposed phase in period. Once such requirements are finalized, we will implement strategies to manage the impact of assets receiving higher risk weightings under such proposed requirements. We are confident in our ability to meet targeted capital ratios upon implementation of the revised requirements, as proposed.
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.

RISK MANAGEMENT
As with all companies, we face uncertainty and the management of risk is an important component of driving shareholder value and financial returns. We do this through robust governance processes and appropriate risk and control framework. We have an Enterprise Risk Management (“ERM”) framework which includes methods and processes to identify and management risk. Successful management of risk allows us to identify situations that may significantly or materially interfere with the achievement of desired goals, or an event or activity which may cause a significant opportunity to be missed.
We employ three lines of defense as our primary means to ensure roles, responsibilities and accountabilities are defined and to allow for quick identification and response to risk events. The first line of defense is the businesses that are responsible for their risks and ensuring the continuous monitoring of their control environment. The second line of defense is the oversight areas residing primarily in the risk departments reporting to the Chief Risk Officer. These areas set policy, monitor to ensure compliance and report on the results of oversight. The third line of defense is Internal Audit which provides independent objective assurance services which audit and report on the design and operating effectiveness of internal controls, risk management framework and governance processes. The results of internal audit reviews are reported to the Audit Committee of the Board of Directors.
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees' in the management of risk. The main risk governance committees are the Audit Committee and Risk Committee of the Board and the Enterprise Risk Management Committee of Management ("ERMC"). The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-Committee's of the ERMC, which support the core risk areas, are the Operational Risk Committee, ALLL Committee, Credit Risk Committee, Credit Policy Committee, Consumer Finance Risk Committee, Asset/Liability Committee, Management Compliance Committee, and the Information Security & Privacy Committee. These sub-committees are supported by various working groups.
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
Quarterly Criticized Asset Reports ("QCARs") are prepared every quarter for all special mention exposures greater than $300 thousand and substandard or doubtful exposures greater than $200 thousand. The purpose of the QCAR is to document as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow, historical data and projections, rent roll data, and account history.
QCARs for substandard loans are reviewed on a quarterly basis by either management's Criticized Loan Review Committee (for such loans greater than $2 million) or by a Senior Credit Manager (for such loans between $200 thousand and $2 million). QCARs for all special mention loans greater than $300 thousand are reviewed on a quarterly basis by either management's Classified Loan Review Committee (for such loans greater than $2 million) or by a Senior Credit Manager (for such loans between $300 thousand and $2 million). Special mention and substandard loans below $300 thousand and $200 thousand, respectively, are reviewed by a loan officer on a quarterly basis ensuring that loan grade and accrual status are appropriate.
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
The following table details our allocation of our allowance for loan losses by loan category at the dates indicated (amounts in thousands):

	March 31, 2013		December 31, 2012
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$41,388	36.4%	$37,550	36.0%
Business	97,472	25.2	99,188	25.1
Total commercial	138,860	61.6	136,738	61.1
Consumer:
Residential real estate	3,877	18.0	4,575	19.1
Home equity	6,433	13.2	5,006	13.5
Other consumer	22,832	7.2	16,203	6.3
Total	$172,002	100.0%	$162,522	100.0%
Allowance for loan losses to total loans	0.86%		0.82%
The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$99,188	$37,550	$4,515	$4,716	$14,989	$160,958
Provision for loan losses	3,186	5,084	(271)	2,040	8,886	18,925
Charge-offs	(5,253)	(1,309)	(784)	(694)	(2,614)	(10,654)
Recoveries	351	19	357	81	702	1,510
Balance at end of period	$97,472	$41,344	$3,817	$6,143	$21,963	$170,739
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	18,448	(6,767)	1,716	1,291	839	15,527
Charge-offs	(4,568)	(1,781)	(1,219)	(1,288)	(941)	(9,797)
Recoveries	425	160	99	127	412	1,223
Balance at end of period	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$290	$1,214	$1,564
Provision for loan losses	—	875	—	—	—	875
Charge-offs	—	(875)	—	—	(386)	(1,261)
Recoveries	—	44	—	—	41	85
Balance at end of period	$—	$44	$60	$290	$869	$1,263
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	4,373	—	—	—	4,373
Charge-offs	—	(4,373)	—	—	(343)	(4,716)
Recoveries	—	—	—	—	36	36
Balance at end of period	$—	$—	$—	$—	$1,601	$1,601
As of March 31, 2013, we had a liability for unfunded commitments of $12 million. For the three months ended March 31, 2013, we recognized a provision for credit loss related to our unfunded loan commitments of $0.4 million. Our total unfunded commitments amounted to $8.9 billion at March 31, 2013.
Our net charge-offs of $10 million for the three months ended March 31, 2013 were $3 million lower than our net charge-offs of $13 million for the three months ended March 31, 2012. The period over period decrease was driven primarily by $4 million of charge-offs on two commercial loans acquired in the Harleysville acquisition in the prior year. Total net charge-offs for the first quarter of 2013 represented 0.21% of average total loans compared with 0.18% of average total loans in the fourth quarter of 2012. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.27% for the first quarter of 2013 compared to 0.24% for fourth quarter of 2012.

The following table details our net charge-offs by loan category for the periods indicated (amounts in thousands):

	Three months ended
	March 31, 2013		March 31, 2012
	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$2,121	0.12%	$5,994	0.38%
Business	4,902	0.39	4,143	0.42
Total commercial	7,023	0.23	10,137	0.40
Consumer:
Residential real estate	427	0.05	1,120	0.11
Home equity	613	0.09	1,161	0.22
Other consumer	2,257	0.67	836	1.20
Total	$10,320	0.21%	$13,254	0.32%
Our nonperforming loans were $173 million at both March 31, 2013 and December 31, 2012 and increased $40 million from $133 million at March 31, 2012. The increase from March 31, 2012 was largely due to several large commercial business loans in our Upstate New York footprint. These relationships have been adequately reserved for at quarter end. Additionally, the Interagency Supervisory Guidance related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans. Nonperforming loans comprised 0.87% of total loans at March 31, 2013 compared to 0.88% at December 31, 2012. Excluding our acquired loans, our nonperforming loans were 1.03% of originated loans at March 31, 2013 compared to 1.07% of originated loans at December 31, 2012.
The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2013(1)	2012(1)
Nonperforming loans:
Commercial:
Real estate	$51,176	$51,968
Business	57,532	55,998
Total commercial	108,708	107,966
Consumer:
Residential real estate	28,455	27,192
Home equity	30,314	33,438
Other consumer	5,846	4,128
Total nonperforming loans	173,323	172,724
Real estate owned	10,816	10,114
Total nonperforming assets (2)	$184,139	$182,838
Loans 90 days past due and still accruing interest (3)	$172,062	$171,568
Total nonperforming assets as a percentage of total assets	0.50%	0.50%
Total nonaccruing loans as a percentage of total loans	0.87%	0.88%
Total nonaccruing originated loans as a percentage of total originated loans	1.03%	1.07%
Allowance for loan losses to nonaccruing loans	99.2%	94.1%

(1)
Includes $28 million and $30 million of nonperforming acquired lines of credit, primarily in home equity at March 31, 2013 and December 31, 2012, respectively. The remaining credit discount, recorded at acquisition is adequate to cover losses on these balances.

(2)	Nonperforming assets do not include $64 million and $46 million of performing renegotiated loans that are accruing interest at March 31, 2013 and December 31, 2012, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies of $40 million at March 31, 2013 in our originated loan portfolio increased from $39 million at December 31, 2012 of loans that are 30 to 89 days past due. Our acquired loans that were 30 to 89 days past due decreased $23 million from $95 million as of December 31, 2012 to $72 million as of March 31, 2013.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Originated loans
Commercial:
Real estate	0.1%	0.1%	0.1%	0.1%	0.7%	0.8%	0.8%	0.9%
Business	0.2	0.1	—	0.1	0.4	0.4	0.7	0.7
Total commercial	0.1	0.1	0.1	0.1	0.6	0.6	0.8	0.8
Consumer:
Residential real estate	0.3	0.4	0.2	0.1	1.1	1.1	1.6	1.7
Home equity	0.2	0.2	0.1	0.1	0.7	0.7	1.1	1.0
Other consumer	0.5	0.6	0.1	0.1	0.2	0.2	0.8	0.9
Total consumer	0.3	0.4	0.1	0.1	0.7	0.7	1.2	1.3
Total	0.2%	0.2%	0.1%	0.1%	0.6%	0.7%	0.9%	1.0%
Acquired loans
Commercial:
Real estate	0.3%	0.5%	0.3%	0.9%	4.3%	3.9%	5.0%	5.3%
Business	0.8	0.8	0.8	0.3	1.7	1.9	3.3	3.1
Total commercial	0.5	0.6	0.4	0.7	3.7	3.4	4.6	4.8
Consumer:
Residential real estate	1.0	1.2	0.6	0.6	3.5	3.4	5.0	5.2
Home equity	0.8	0.7	0.4	0.4	1.5	1.5	2.7	2.7
Other consumer	2.6	2.1	1.2	1.4	3.9	2.7	7.7	6.1
Total consumer	1.0	1.1	0.5	0.6	2.7	2.6	4.2	4.3
Total	0.7%	0.9%	0.5%	0.6%	3.1%	3.0%	4.4%	4.5%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of Total
	March 31, 2013	December 31, 2012
Originated loans:
Pass	94.2%	94.5%
Criticized:(1)
Accrual	4.8%	4.5%
Nonaccrual	1.0	1.0
Total criticized	5.8	5.5
Total	100.0%	100.0%
Acquired loans:
Pass	87.3%	87.4%
Criticized:(1)
Accrual	12.3%	12.2%
Nonaccrual	0.4	0.4
Total criticized	12.7	12.6
Total	100.0%	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2012.

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

	Percent of Total
	March 31, 2013	December 31, 2012
Originated loans by refreshed FICO score:
Over 700	76.5%	73.7%
660-700	12.1	13.6
620-660	5.9	6.2
580-620	2.4	2.8
Less than 580	2.5	3.2
No score(1)	0.6	0.5
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	72.0%	68.3%
660-700	8.2	9.6
620-660	4.9	5.7
580-620	3.3	3.8
Less than 580	4.1	5.3
No score(1)	7.5	7.3
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $149 million and $176 million as of March 31, 2013 and December 31, 2012, respectively.

The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related quarters (amounts in thousands):

	HSBC	NewAlliance	Harleysville	National City	Total
March 31, 2013
Provision for loan losses	$—	$—	$875	$—	875
Net charge-offs	—	—	1,176	—	1,176
Net charge-offs to average loans	—%	—%	0.36%	—%	0.08%
Nonperforming loans	$3,667	$8,057	$11,742	$4,212	$27,678
Total loans (1)	1,166,745	3,279,926	1,303,508	333,733	6,083,912
Allowance for acquired loan losses	100	—	1,163	—	1,263
Credit related discount (2)	34,621	73,418	29,048	11,796	148,883
Credit related discount as percentage of loans	2.97%	2.24%	2.23%	3.53%	2.45%
Criticized loans (3)	$42,010	$163,503	$174,445	$46,721	$426,679
Classified loans (4)	29,821	112,871	138,759	32,435	313,886
Greater than 90 days past due and accruing (5)	13,112	62,614	88,501	3,380	167,607
December 31, 2012
Provision for loan losses	$—	$(129)	$1,002	$(714)	$159
Net charge-offs	—	3	1,118	198	1,319
Net charge-offs to average loans	—%	—%	0.33%	0.22%	0.08%
Nonperforming loans	$5,037	$8,702	$13,484	$2,425	$29,648
Total loans (1)	1,314,538	3,473,659	1,379,035	346,404	6,513,636
Allowance for acquired loan losses	100	—	1,464	—	1,564
Credit related discount (2)	$40,956	$84,031	$38,204	$12,790	$175,981
Credit related discount as percentage of loans	3.12%	2.42%	2.77%	3.69%	2.70%
Criticized loans (3)	$39,530	$186,266	$174,403	$41,881	$442,080
Classified loans (4)	30,044	134,932	144,708	22,524	332,208
Greater than 90 days past due and accruing	10,142	71,050	82,823	3,045	167,060

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

(3)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2012.

(4)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2012.

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

The following table provides information about our originated loan portfolio as of the dates indicated or for the related quarters (dollars in thousands):

	March 31, 2013	December 31, 2012
Provision for loan losses	$18,925	$21,366
Net charge-offs	9,144	$7,617
Net charge-offs to average loans	0.27%	0.24%
Nonperforming loans	$145,645	$143,076
Nonperforming loans to total loans	1.03%	1.07%
Total loans	$14,100,190	$13,372,357
Allowance for originated loan losses	170,739	$160,958
Allowance for originated loan losses to total originated loans	1.21%	1.20%
Classified loans(1)	$406,311	$376,271
Greater than 90 days past due and accruing (2)	4,455	4,508

(1)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2012.

(2)	Includes credit card loans and loans that have matured and are in the process of collection.
Our total allowance for loan losses related to both our originated and acquired loans increased $9 million from December 31, 2012 to $172 million at March 31, 2013 as our total provision for credit losses of $20 million exceeded our total net charge-offs of $10 million. The ratio of our total allowance for loan losses to total loans of 0.86% at March 31, 2013 compared to 0.82% as of December 31, 2012. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.21% at March 31, 2013 and remained consistent with the measure at December 31, 2012.
Of the $2.6 billion and $2.7 billion home equity portfolio at March 31, 2013 and December 31, 2012, respectively, $0.9 billion were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2013 and December 31, 2012. The Interagency Supervisory Guidance issued during the first quarter of 2012 related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans at December 31, 2012, but did not have a significant impact on our allowance for loan losses.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $107 million at March 31, 2013 from $89 million at December 31, 2012. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, or a rate reduction. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $64 million and $46 million at March 31, 2013 and December 31, 2012, respectively.
Certain pass-graded commercial loans may have repayment dates extended at or near original maturity dates in the normal course of business. When such extensions are considered to be concessions and provided as a result of the financial distress of the borrower, these loans are classified as TDRs and considered to be impaired. However, if such extensions or other modifications at or near the original maturity date or at any time during the life of a loan are not made as a result of financial distress related to the borrower, such a loan would not be classified as a TDR or as an impaired loan. Repayment extensions typically provided in a TDR are for periods of greater than six months. When providing loan modifications because of the financial distress of the borrowers, we consider that, after the modification, the borrower would be in a better position to continue with the payment of principal and interest. While such loans may be collateralized, they are not typically considered to be collateral dependent for accounting measurement purposes.

Residential Mortgage Banking
We often originate and sell residential mortgage loans with servicing retained. Our loan sales activity is generally conducted through loan sales in a secondary market sponsored by FNMA and FHLMC. Subsequent to the sale of mortgage loans, we do not typically retain any interest in the underlying loans except through our relationship as the servicer of the loans.
As is customary in the mortgage banking industry, we, or banks we have acquired, have made certain representations and warranties related to the sale of residential mortgage loans (including loans sold with servicing released) and to the performance of our obligations as servicer. The breach of any such representations or warranties could result in losses for us. Our maximum exposure to loss is equal to the outstanding principal balance of the sold loans; however, any loss would be reduced by any payments received on the loans or through the sale of collateral.
Our portfolio of mortgages serviced for others amounted to $3.2 billion and $2.9 billion at March 31, 2013 and December 31, 2012, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $9 million at both March 31, 2013 and December 31, 2012.
The delinquencies in our serviced loan portfolio were as follows at the dates indicated:

	March 31, 2013	December 31, 2012
30 to 59 days past due	0.27%	0.38%
60 to 89 days past due	0.17	0.16
Greater than 90 days past due	0.75	0.77
	1.19%	1.31%

Investments
The bank has a Credit Portfolio Oversight Committee (the "Committee") that meets monthly to analyze and monitor the securities portfolio from a credit perspective. In addition to reviewing security ratings, which are one measure of risk, the Committee reviews various credit metrics for each of the portfolios including these metrics under stressed environments. For structured securities, the Committee generally reviews changes in the underlying collateral and changes in credit enhancement. In the discussion of our investment portfolio below, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated (in millions):

			Average credit rating of fair value amount
	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
March 31, 2013
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises:
Debt securities	$404	$417	$417	$—	$—	$—	$—
Collateralized mortgage obligations	4,660	4,731	4,731	—	—	—	—
Residential mortgage-backed securities	756	769	769	—	—	—	—
Total	5,819	5,917	5,917	—	—	—	—
Commercial mortgage-backed securities	1,899	2,012	1,157	587	268	—	—
Collateralized loan obligations	1,555	1,603	1,184	371	48	—	—
Asset-backed securities	989	1,013	711	302	—	—	—
Corporate debt and trust preferred	920	945	6	230	177	531	1
States and political subdivisions	576	596	339	236	16	—	5
Other	74	76	5	17	7	13	34
Total investment securities	$11,833	$12,162	$9,319	$1,743	$516	$544	$40
December 31, 2012
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises:
Debt securities	$415	$429	$424	$—	$—	$—	$5
Collateralized mortgage obligations	4,839	4,968	4,965	—	—	—	3
Residential mortgage-backed securities	823	858	858	—	—	—	—
Total	6,077	6,255	6,247	—	—	—	8
Commercial mortgage-backed securities	1,930	2,060	1,213	583	264	—	—
Collateralized loan obligations	1,510	1,545	1,143	352	40	—	10
Asset-backed securities	936	956	633	323	—	—	—
Corporate debt and trust preferred	827	851	—	229	155	459	8
States and political subdivisions	587	608	460	123	17	—	8
Other	90	93	6	19	14	14	40
Total investment securities	$11,958	$12,368	$9,702	$1,629	$490	$473	$74
The weighted average credit rating of our portfolio was AA at each of March 31, 2013 and December 31, 2012.
Our commercial mortgage-backed securities ("CMBS") portfolio was $1.9 billion at March 31, 2013. Gross unrealized losses on our CMBS portfolio amounted to $1.3 million at each of March 31, 2013 and December 31, 2012. While market spreads on CMBS tightened in the second half of 2012, the fair value of our securities benefited from having completed 92% of our purchases before spreads tightened. Additionally, the structure of our CMBS and the underlying mortgage prepayment penalties limit unscheduled principal prepayments.

Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 87% of this portfolio was rated investment grade or higher at March 31, 2013. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.
The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated (amounts in millions):

	March 31, 2013		December 31, 2012
Credit enhancement	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
18 - 20%	$50	2%	$41	2%
20 - 25%	145	8	159	8
25 - 30%	261	14	285	15
30+%	1,443	76	1,444	75
Total	$1,899	100%	$1,930	100%
Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.6 billion at March 31, 2013. Gross unrealized losses on our CLO portfolio amounted to $0.2 million and $0.9 million at March 31, 2013 and December 31, 2012, respectively. Our CLO portfolio is predominantly variable rate and returns a 3% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of approximately 90% senior secured loans, and over 90% of the obligors are domiciled in the United States. Half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 97% of our CLO portfolio was rated investment grade or higher at March 31, 2013 and significant credit enhancements for our securities provide us protection from default. The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated (amounts in millions):

	March 31, 2013		December 31, 2012
Credit Enhancement	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
10 - 14.99%	$55	3%	$66	4%
15 - 19.99%	238	15	312	21
20 - 24.99%	228	15	238	16
25 - 29.99%	420	27	364	24
30 - 34.99%	158	10	233	15
35 - 39.99%	307	20	225	15
40+%	148	10	73	5
Total	$1,555	100%	$1,510	100%
We have assessed our securities that were in an unrealized loss position at March 31, 2013 and December 31, 2012 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. As of March 31, 2013, we have no direct exposure to the debt of European countries.

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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $2.6 billion outstanding at March 31, 2013.
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
We have a total borrowing capacity of up to $8.2 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $5.6 billion was available as of March 31, 2013.
Uses of liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $8.9 billion and $8.7 billion at March 31, 2013 and December 31, 2012, respectively.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at each of March 31, 2013 and December 31, 2012 our unused commercial lines of credit amounted to $3.2 billion, and our unused home equity and other consumer lines of credit increased to $4.6 billion at March 31, 2013 from $4.4 billion at December 31, 2012. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $337 million and $352 million at March 31, 2013 and December 31, 2012, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages amounted to $351 million and $474 million at March 31, 2013 and December 31, 2012, respectively.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at March 31, 2013 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in millions):

	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$3,425	$2,561	$638	$6,624
Construction	581	50	40	671
Business	3,907	848	290	5,045
Total commercial	7,913	3,459	968	12,340
Residential real estate	1,256	1,860	499	3,615
Home equity	2,067	439	141	2,647
Indirect auto	287	516	15	818
Credit cards	298	—	—	298
Other consumer	185	89	43	317
Total consumer	4,093	2,904	698	7,695
Total loans and leases	$12,006	$6,363	$1,666	$20,035

For the loans reported in the preceding table, the following sets forth at March 31, 2013, the dollar amount of all of our fixed-rate and adjustable-rate loans due after March 31, 2014 (in millions):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,484	$1,715	$3,199
Construction	67	23	90
Business	1,077	61	1,138
Total commercial	2,628	1,799	4,427
Residential real estate	1,225	1,134	2,359
Home equity	579	1	580
Indirect auto	531	—	531
Other consumer	131	1	132
Total consumer	2,466	1,136	3,602
Total loans and leases	$5,094	$2,935	$8,029
The following table sets forth at March 31, 2013, the dollar amount of all of our fixed-rate loans due after March 31, 2014 by the period in which the loans mature (in millions):

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
1 to 2 years	$520	$307	$174	$197	$31	$1,229
2 to 3 years	562	235	120	154	25	1,096
3 to 5 years	789	292	144	166	32	1,423
Total 1 to 5 years	1,871	834	438	517	88	3,748
5 to 10 years	556	275	120	14	22	987
More than 10 years	201	116	21	—	21	359
Total	$2,628	$1,225	$579	$531	$131	$5,094
The following table sets forth at March 31, 2013, the dollar amount of all of our adjustable-rate loans due after March 31, 2014 by the period in which the loans reprice (in millions):

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
1 to 2 years	$352	$436	$2	$790
2 to 3 years	425	285	—	710
3 to 5 years	811	306	—	1,117
Total 1 to 5 years	1,588	1,027	2	2,617
5 to 10 years	209	107	—	316
More than 10 years	2	—	—	2
Total	$1,799	$1,134	$2	$2,935
Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company’s liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company’s most liquid assets are cash, interest-

bearing demand accounts at correspondent banks, and federal funds sold, all of which totaled $389 million at March 31, 2013. As of March 31, 2013, the Company has in excess of eight quarters of cash liquidity without reliance on dividends from the Bank.
The Company’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $25 million to the Company during the three months ended March 31, 2013. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, the Bank could pay additional dividends of approximately $354 million to the Company without obtaining regulatory approvals.
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
The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment. As a result of these simulations, we take actions to limit the variability on our net interest income due to changes in interest rates. Such actions include: (i) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (ii) selling the majority of 30 year fixed-rate, conforming residential mortgage loans into the secondary market without recourse; (iii) investing in securities with predictable cash flows; (iv) growing core deposits; (v) utilizing wholesale borrowings to support cash flow needs and help match asset repricing; and (vi) employing interest rate swaps.
Our Asset and Liability Committee monitors our sensitivity to interest rates and approves strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.

The following table shows the estimated impact on net interest income for the next 12 months resulting from potential changes in interest rates. The calculated changes assume a gradual parallel shift across the yield curve over the next 12 months and no growth in the balance sheet. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. Typically model assumptions are based on historical data and subjected to periodic review, such as prepayments and deposit maturities and decay rates. Assumptions are subject to management judgment, such as reinvestment rates of securities and new loan volumes. These assumptions are inherently uncertain, particularly due to the impact of the prolonged nature of the current low interest rate environment for which historical data for similar periods is limited and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Actual results may differ significantly due to timing, magnitude, and frequency of interest rate changes and changes in market conditions (amounts in thousands):

	Calculated increase (decrease)
	March 31, 2013		December 31, 2012
Changes in interest rates	Net interest income	% change	Net interest income	% change
+ 200 basis points (1)	$46,033	4.3%	$29,511	2.8%
+ 100 basis points	23,278	2.2	11,188	1.1
- 50 basis points	(8,344)	(0.8)	(2,388)	(0.2)

(1)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$424,176	$430,862
Investment securities:
Available for sale, at fair value (amortized cost of $7,614,416 and $10,658,220 in 2013 and 2012; includes pledged securities that can be sold or repledged of $338,300 and $585,967 in 2013 and 2012)	7,876,160	10,993,605
Held to maturity, at amortized cost (fair value of $4,286,084 and $1,373,971 in 2013 and 2012; includes pledged securities that can be sold or repledged of $468,543 and $31,139 in 2013 and 2012)	4,218,687	1,299,806
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	401,373	420,277
Loans held for sale	126,389	154,745
Loans and leases (net of allowance for loan losses of $172,002 and $162,522 in 2013 and 2012)	19,863,217	19,547,490
Bank owned life insurance	407,419	404,321
Premises and equipment, net	414,444	410,561
Goodwill	2,447,777	2,483,787
Core deposit and other intangibles, net	119,904	134,023
Other assets	545,015	526,755
Total assets	$36,844,561	$36,806,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,733,060	$27,676,531
Short-term borrowings	2,928,929	2,983,718
Long-term borrowings	732,510	732,425
Other	503,389	487,000
Total liabilities	31,897,888	31,879,674
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2013 and 2012	338,002	338,002
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2013 and 2012	3,660	3,660
Additional paid-in capital	4,236,239	4,230,574
Retained earnings	419,498	398,711
Accumulated other comprehensive income	144,957	157,303
Common stock held by employee stock ownership plan, 2,134,830 and 2,179,315 shares in 2013 and 2012	(17,514)	(17,825)
Treasury stock, at cost, 12,994,105 and 13,381,063 shares in 2013 and 2012	(178,169)	(183,867)
Total stockholders’ equity	4,946,673	4,926,558
Total liabilities and stockholders’ equity	$36,844,561	$36,806,232
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited) (in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Interest income:
Loans and leases	$206,640	$189,385
Investment securities and other	88,961	101,395
Total interest income	295,601	290,780
Interest expense:
Deposits	14,277	14,998
Borrowings	15,194	33,411
Total interest expense	29,471	48,409
Net interest income	266,130	242,371
Provision for credit losses	20,200	20,000
Net interest income after provision for credit losses	245,930	222,371
Noninterest income:
Deposit service charges	24,800	17,037
Insurance commissions	16,355	16,833
Merchant and card fees	11,298	5,528
Wealth management services	12,845	9,039
Mortgage banking	6,424	5,649
Capital markets income	6,031	6,539
Lending and leasing	3,906	3,123
Bank owned life insurance	3,467	3,387
Other	4,186	2,773
Total noninterest income	89,312	69,908
Noninterest expense:
Salaries and employee benefits	115,790	96,477
Occupancy and equipment	28,045	22,017
Technology and communications	27,113	19,713
Marketing and advertising	4,346	6,763
Professional services	9,603	8,895
Amortization of intangibles	14,119	6,466
Federal deposit insurance premiums	8,901	6,133
Merger and acquisition integration expenses	—	12,970
Restructuring charges	—	2,703
Other	29,749	18,041
Total noninterest expense	237,666	200,178
Income before income taxes	97,576	92,101
Income taxes	30,291	32,236
Net income	67,285	59,865
Preferred stock dividend	7,547	5,115
Net income available to common stockholders	$59,738	$54,750
Earnings per share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16
Weighted average common shares outstanding:
Basic	349,278	348,823
Diluted	349,999	349,069
Dividends per common share	$0.08	$0.08
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended March 31,
	2013	2012
Net income	$67,285	$59,865
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the period	(11,967)	47,132
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the period	(33,823)	—
Net unrealized (losses) gains on securities available for sale	(45,790)	47,132
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	33,823	—
Amortization of net unrealized holding gains to income during the period	(599)	(449)
Net unrealized holding gains (losses) on securities transferred during the period	33,224	(449)
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges arising during the period	172	(1,740)
Pension and post-retirement plans:
Pension remeasurement	—	4,612
Amortization of net loss related to pension and post-retirement plans	48	51
Total pension and post-retirement plans	48	4,663
Total other comprehensive (loss) income	(12,346)	49,606
Total comprehensive income	$54,939	$109,471
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2013	$338,002	$3,660	$4,230,574	$398,711	$157,303	$(17,825)	$(183,867)	$4,926,558
Net income	—	—	—	67,285	—	—	—	67,285
Total other comprehensive loss, net	—	—	—	—	(12,346)	—	—	(12,346)
ESOP shares committed to be released (44,485 shares)	—	—	—	(58)	—	311	—	253
Stock-based compensation expense	—	—	1,724	—	—	—	—	1,724
Net tax expense from stock-based compensation	—	—	(735)	—	—	—	—	(735)
Restricted stock activity (386,958 shares)	—	—	4,676	(10,869)	—	—	5,698	(495)
Preferred stock dividends	—	—	—	(7,547)	—	—	—	(7,547)
Common stock dividends of $0.08 per share	—	—	—	(28,024)	—	—	—	(28,024)
Balances at March 31, 2013	$338,002	$3,660	$4,236,239	$419,498	$144,957	$(17,514)	$(178,169)	$4,946,673
Balances at January 1, 2012	$338,002	$3,660	$4,228,477	$374,840	$67,812	$(19,070)	$(195,543)	$4,798,178
Net Income	—	—	—	59,865	—	—	—	59,865
Total other comprehensive income, net	—	—	—	—	49,606	—	—	49,606
ESOP shares committed to be released (44,865 shares)	—	—	13	—	—	314	—	327
Stock-based compensation expense	—	—	1,334	—	—	—	—	1,334
Excess tax benefit from stock-based compensation	—	—	189	—	—	—	—	189
Restricted stock activity (101,526 shares)	—	—	(2,130)	(551)	—	—	1,702	(979)
Preferred stock dividends	—	—	—	(5,115)	—	—	—	(5,115)
Common stock dividends of $0.08 per share	—	—	—	(27,959)	—	—	—	(27,959)
Balances at March 31, 2012	$338,002	$3,660	$4,227,883	$401,080	$117,418	$(18,756)	$(193,841)	$4,875,446
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$67,285	$59,865
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	9,668	14,335
Provision for credit losses	20,200	20,000
Depreciation of premises and equipment	13,369	9,653
Amortization of intangibles	14,119	6,466
Origination of loans held for sale	(404,196)	(320,147)
Proceeds from sales of loans held for sale	438,994	314,127
ESOP and stock based-compensation expense	1,977	1,661
Deferred income tax expense	1,903	24,411
Contributions to defined benefit pension plans	—	(110,575)
Other, net	20,936	(55,680)
Net cash provided by (used in) operating activities	184,255	(35,884)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	165,585	23,553
Proceeds from maturities of securities available for sale	26,929	84,971
Principal payments received on securities available for sale	527,830	489,698
Purchases of securities available for sale	(623,677)	(3,354,246)
Principal payments received on securities held to maturity	80,300	161,095
Proceeds from sale of (purchases of) Federal Home Loan Bank and Federal Reserve Bank common stock	18,904	(141,169)
Net increase in loans and leases	(340,580)	(329,956)
Purchases of premises and equipment	(19,135)	(26,733)
Other, net	4,983	872
Net cash used in investing activities	(158,861)	(3,091,915)
Cash flows from financing activities:
Net increase (decrease) in deposits	59,292	(229,407)
(Repayments of) proceeds from short-term borrowings, net	(54,789)	4,144,351
Repayments of long-term borrowings	(277)	(1,220,436)
Dividends paid on noncumulative preferred stock	(7,547)	(5,115)
Dividends paid on common stock	(28,024)	(27,959)
Other, net	(735)	190
Net cash (used in) provided by financing activities	(32,080)	2,661,624
Net decrease in cash and cash equivalents	(6,686)	(466,175)
Cash and cash equivalents at beginning of period	430,862	836,555
Cash and cash equivalents at end of period	$424,176	$370,380

Supplemental disclosures
Cash paid during the period for:
Income taxes	$21	$9,381
Interest expense	30,648	62,547
Other noncash activity:
Securities transferred from available for sale to held to maturity (at fair value)	3,001,330	—
Securities available for sale purchased not settled	42,989	144,893
Securities available for sale sold not settled	—	39,055
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. Results for the three months ended March 31, 2013 do not necessarily reflect the results that may be expected for the year ending December 31, 2013. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Note 1. Acquisitions
HSBC Bank Branches
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets, as contemplated by the Purchase and Assumption Agreement, dated July 30, 2011, as amended and restated as of May 17, 2012. The purchase price, net of deposit premiums received of $122 million upon closing of the assignments from HSBC to KeyBank N.A. (“Key”), Five Star Bank (“Five Star”), and Community Bank System, Inc. (“Community Bank”), was $772 million. We also acquired certain wealth management relationships which included approximately $2.5 billion of assets under management. While the HSBC Branch Acquisition is considered a purchase of a business for accounting purposes, pro forma income statement information is not presented because the HSBC Branch Acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents (1)	$7,360,218
Loans	1,600,841
Core deposit and other intangibles	84,631
Other assets	72,323
Total assets acquired	9,118,013

Deposits(2)	(9,854,589)
Other liabilities	(32,792)
Total liabilities assumed	(9,887,381)
Goodwill	$769,368

(1)	Amount is net of $772 million deposit premium paid to HSBC.

(2)	Deposits reported exclude $0.5 billion in municipal deposits that were subject to a price concession.
In connection with the regulatory process for the HSBC Branch Acquisition, we agreed with the U.S. Department of Justice to assign our purchase rights related to 26 HSBC branches in the Buffalo area. In January 2012, we entered into an agreement with Key assigning our right to purchase the 26 HSBC Buffalo branches as well as 11 additional HSBC branches in the Rochester area. On July 13, 2012, Key acquired these 37 branches with a total of $2.0 billion in deposits and approximately $256.5 million in loans, and paid us a deposit premium of $91.5 million.
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
During the quarter ended March 31, 2013, we recorded a $36 million reduction to our goodwill balance related to the establishment of deferred tax assets in connection with the HSBC Branch Acquisition and our National City Bank branch acquisition.
Direct costs related to the HSBC Branch Acquisition were expensed as incurred and amounted to $13 million for the three months ended March 31, 2012. There were no such costs during the three months ended March 31, 2013.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$576,344	$20,277	$(154)	$596,467
U.S. Treasury	19,948	755	—	20,703
U.S. government agencies	4,384	13	(6)	4,391
U.S. government sponsored enterprises	379,423	12,398	—	391,821
Corporate	904,741	28,390	(3,451)	929,680
Trust preferred securities	15,558	5	(638)	14,925
Total debt securities	1,900,398	61,838	(4,249)	1,957,987
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	49,068	1,251	(523)	49,796
Federal National Mortgage Association	180,605	6,107	(6)	186,706
Federal Home Loan Mortgage Corporation	207,356	6,136	(8)	213,484
Collateralized mortgage obligations:
Government National Mortgage Association	164	—	—	164
Federal National Mortgage Association	555,538	2,151	(55)	557,634
Federal Home Loan Mortgage Corporation	203,911	2,094	(3)	206,002
Non-agency issued	43,331	1,272	(1)	44,602
Total collateralized mortgage obligations	802,944	5,517	(59)	808,402
Total residential mortgage-backed securities	1,239,973	19,011	(596)	1,258,388
Commercial mortgage-backed securities, non-agency issued	1,899,033	114,620	(1,348)	2,012,305
Total mortgage-backed securities	3,139,006	133,631	(1,944)	3,270,693
Collateralized loan obligations, non-agency issued	1,554,940	48,600	(230)	1,603,310
Asset-backed securities collateralized by:
Student loans	377,158	13,642	(23)	390,777
Credit cards	73,543	1,667	—	75,210
Auto loans	361,952	6,714	(32)	368,634
Other	176,595	1,511	(9)	178,097
Total asset-backed securities	989,248	23,534	(64)	1,012,718
Other	30,824	709	(81)	31,452
Total securities available for sale	$7,614,416	$268,312	$(6,568)	$7,876,160
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$21,212	$356	$(27)	$21,541
Federal National Mortgage Association	189,762	162	—	189,924
Federal Home Loan Mortgage Corporation	107,635	278	—	107,913
Collateralized mortgage obligations:
Government National Mortgage Association	1,843,427	43,558	(149)	1,886,836
Federal National Mortgage Association	1,040,453	479	—	1,040,932
Federal Home Loan Mortgage Corporation	1,016,198	22,740	—	1,038,938
Total collateralized mortgage obligations	3,900,078	66,777	(149)	3,966,706
Total securities held to maturity	$4,218,687	$67,573	$(176)	$4,286,084

	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$587,482	$20,723	$(144)	$608,061
U.S. Treasury	19,944	763	—	20,707
U.S. government agencies	4,641	13	(3)	4,651
U.S. government sponsored enterprises	390,421	13,471	—	403,892
Corporate	811,720	28,390	(3,083)	837,027
Trust preferred securities	15,524	—	(1,329)	14,195
Total debt securities	1,829,732	63,360	(4,559)	1,888,533
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	67,700	2,123	(197)	69,626
Federal National Mortgage Association	394,274	20,218	(30)	414,462
Federal Home Loan Mortgage Corporation	342,906	11,987	—	354,893
Collateralized mortgage obligations:
Government National Mortgage Association	1,060,415	30,742	—	1,091,157
Federal National Mortgage Association	1,460,400	14,968	(940)	1,474,428
Federal Home Loan Mortgage Corporation	1,036,308	11,204	(295)	1,047,217
Non-agency issued	59,604	1,544	(25)	61,123
Total collateralized mortgage obligations	3,616,727	58,458	(1,260)	3,673,925
Total residential mortgage-backed securities	4,421,607	92,786	(1,487)	4,512,906
Commercial mortgage-backed securities, non-agency issued	1,929,727	131,785	(1,291)	2,060,221
Total mortgage-backed securities	6,351,334	224,571	(2,778)	6,573,127
Collateralized loan obligations, non-agency issued	1,510,253	35,466	(854)	1,544,865
Asset-backed securities collateralized by:
Student loans	377,923	11,952	(134)	389,741
Credit cards	73,768	1,319	(12)	75,075
Auto loans	366,501	5,708	(43)	372,166
Other	117,885	781	(7)	118,659
Total asset-backed securities	936,077	19,760	(196)	955,641
Other	30,824	707	(92)	31,439
Total securities available for sale	$10,658,220	$343,864	$(8,479)	$10,993,605
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$5,988	$340	$(28)	$6,300
Federal National Mortgage Association	5,223	168	—	5,391
Federal Home Loan Mortgage Corporation	6,753	326	—	7,079
Collateralized mortgage obligations:
Government National Mortgage Association	1,006,238	48,748	(91)	1,054,895
Federal National Mortgage Association	18,463	657	—	19,120
Federal Home Loan Mortgage Corporation	257,141	24,045	—	281,186
Total collateralized mortgage obligations	1,281,842	73,450	(91)	1,355,201
Total securities held to maturity	$1,299,806	$74,284	$(119)	$1,373,971

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2013	value	losses	Count	Value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$22,981	$(99)	51	$4,685	$(55)	6	$27,666	$(154)	57
U.S. government agencies	—	—	—	2,046	(6)	1	2,046	(6)	1
Corporate	144,272	(2,590)	78	45,000	(861)	2	189,272	(3,451)	80
Trust preferred securities	1,017	(1)	1	10,262	(637)	5	11,279	(638)	6
Total debt securities	168,270	(2,690)	130	61,993	(1,559)	14	230,263	(4,249)	144
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	22,467	(523)	6	—	—	—	22,467	(523)	6
Federal National Mortgage Association	—	—	—	319	(6)	2	319	(6)	2
Federal Home Loan Mortgage Corporation	1,047	(8)	2	—	—	—	1,047	(8)	2
Collateralized mortgage obligations:
Federal National Mortgage Association	79,003	(55)	3	—	—	—	79,003	(55)	3
Federal Home Loan Mortgage Corporation	14,905	(3)	3	—	—	—	14,905	(3)	3
Non-agency issued	962	(1)	1	—	—	—	962	(1)	1
Total collateralized mortgage obligations	94,870	(59)	7	—	—	—	94,870	(59)	7
Total residential mortgage-backed securities	118,384	(590)	15	319	(6)	2	118,703	(596)	17
Commercial mortgage-backed securities, non-agency issued	38,791	(577)	7	26,748	(771)	5	65,539	(1,348)	12
Total mortgage-backed securities	157,175	(1,167)	22	27,067	(777)	7	184,242	(1,944)	29
Collateralized loan obligations, non-agency issued	64,669	(230)	11	—	—	—	64,669	(230)	11
Asset-backed securities collateralized by:
Student loans	33,671	(23)	3	—	—	—	33,671	(23)	3
Auto loans	25,470	(32)	5	—	—	—	25,470	(32)	5
Other	14,145	(6)	3	93	(3)	1	14,238	(9)	4
Total asset-backed securities	73,286	(61)	11	93	(3)	1	73,379	(64)	12
Other	595	(1)	1	8,003	(80)	1	8,598	(81)	2
Total securities available for sale in an unrealized loss position	$463,995	$(4,149)	175	$97,156	$(2,419)	23	$561,151	$(6,568)	198
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$1,909	$(27)	1	$—	$—	—	$1,909	$(27)	1
Collateralized mortgage obligation:
Government National Mortgage Association	20,539	(149)	2	—	—	—	20,539	(149)	2
Total securities held to maturity in an unrealized loss position	$22,448	$(176)	3	$—	$—	—	$22,448	$(176)	3

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2012	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$21,373	$(98)	42	$4,311	$(46)	5	$25,684	$(144)	47
U.S. government agencies	—	—	—	2,237	(3)	2	2,237	(3)	2
Corporate	92,190	(2,168)	27	44,085	(915)	2	136,275	(3,083)	29
Trust preferred securities	1,005	(13)	1	13,190	(1,316)	6	14,195	(1,329)	7
Total debt securities	114,568	(2,279)	70	63,823	(2,280)	15	178,391	(4,559)	85
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	22,604	(197)	6	—	—	—	22,604	(197)	6
Federal National Mortgage Association	1,244	(22)	7	315	(8)	2	1,559	(30)	9
Collateralized mortgage obligations:
Federal National Mortgage Association	232,290	(940)	12	—	—	—	232,290	(940)	12
Federal Home Loan Mortgage Corporation	118,020	(295)	6	—	—	—	118,020	(295)	6
Non-agency issued	—	—	—	4,123	(25)	1	4,123	(25)	1
Total collateralized mortgage obligations	350,310	(1,235)	18	4,123	(25)	1	354,433	(1,260)	19
Total residential mortgage-backed securities	374,158	(1,454)	31	4,438	(33)	3	378,596	(1,487)	34
Commercial mortgage-backed securities, non-agency issued	29,660	(613)	5	31,567	(678)	4	61,227	(1,291)	9
Total mortgage-backed securities	403,818	(2,067)	36	36,005	(711)	7	439,823	(2,778)	43
Collateralized loan obligations, non-agency issued	167,997	(854)	25	—	—	—	167,997	(854)	25
Asset-backed securities collateralized by:
Student loans	2,055	(53)	1	25,641	(81)	1	27,696	(134)	2
Credit cards	5,987	(12)	2	—	—	—	5,987	(12)	2
Auto loans	41,605	(43)	7	—	—	—	41,605	(43)	7
Other	4,500	(3)	2	97	(4)	1	4,597	(7)	3
Total asset-backed securities	54,147	(111)	12	25,738	(85)	2	79,885	(196)	14
Other	—	—	—	7,936	(92)	3	7,936	(92)	3
Total securities available for sale in an unrealized loss position	$740,530	$(5,311)	143	$133,502	$(3,168)	27	$874,032	$(8,479)	170
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$1,959	$(28)	1	$—	$—	—	$1,959	$(28)	1
Collateralized mortgage obligations:
Government National Mortgage Association	23,485	(91)	2	—	—	—	23,485	(91)	2
Total securities held to maturity in an unrealized loss position	$25,444	$(119)	3	$—	$—	—	$25,444	$(119)	3
We have assessed the securities in an unrealized loss position at March 31, 2013 and December 31, 2012 and determined that the declines in fair value below amortized cost were temporary. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Scheduled contractual maturities of our investment securities at March 31, 2013 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$166,003	$167,195
After one year through five years	1,090,478	1,130,685
After five years through ten years	599,414	615,872
After ten years	44,503	44,235
Total debt securities	1,900,398	1,957,987
Mortgage-backed securities	7,357,693	7,556,777
Collateralized loan obligations	1,554,940	1,603,310
Asset-backed securities	989,248	1,012,718
Other	30,824	31,452
	$11,833,103	$12,162,244
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio was 2.4 years at March 31, 2013, which was consistent with the duration at December 31, 2012.
On March 29, 2013, we transferred $3 billion of residential mortgage-backed securities from available for sale to held to maturity. The amortized cost, unrealized gains and losses, and fair value of these transferred investment securities immediately prior to the transfer are as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Residential mortgage-backed securities:
Government National Mortgage Association	$14,615	$748	$—	$15,363
Federal National Mortgage Association	173,196	11,716	(15)	184,897
Federal Home Loan Mortgage Corporation	96,468	5,224	—	101,692
Collateralized mortgage obligations:
Government National Mortgage Association	884,677	25,759	—	910,436
Federal National Mortgage Association	1,019,254	9,244	(2,703)	1,025,795
Federal Home Loan Mortgage Corporation	758,248	6,664	(1,765)	763,147
Total collateralized mortgage obligations	2,662,179	41,667	(4,468)	2,699,378
Total residential mortgage-backed securities	$2,946,458	$59,355	$(4,483)	$3,001,330

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
Our loans and leases receivable consisted of the following at the dates indicated:

	March 31, 2013			December 31, 2012
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$4,733,377	$1,890,997	$6,624,374	$4,491,440	$1,974,607	$6,466,047
Construction	597,802	73,368	671,170	552,265	74,881	627,146
Business	4,407,350	637,388	5,044,738	4,286,331	666,992	4,953,323
Total commercial	9,738,529	2,601,753	12,340,282	9,330,036	2,716,480	12,046,516
Residential real estate	1,708,582	1,906,330	3,614,912	1,724,134	2,037,433	3,761,567
Home equity	1,338,426	1,308,219	2,646,645	1,286,243	1,365,648	2,651,891
Indirect auto	818,401	—	818,401	601,456	—	601,456
Credit cards	264,126	34,184	298,310	215,001	99,972	314,973
Other consumer	232,126	84,543	316,669	215,487	118,122	333,609
Total consumer	4,361,661	3,333,276	7,694,937	4,042,321	3,621,175	7,663,496
Total loans and leases	14,100,190	5,935,029	20,035,219	13,372,357	6,337,655	19,710,012
Allowance for loan losses	(170,739)	(1,263)	(172,002)	(160,958)	(1,564)	(162,522)
Total loans and leases, net	$13,929,451	$5,933,766	$19,863,217	$13,211,399	$6,336,091	$19,547,490
As of March 31, 2013, we had a liability for unfunded loan commitments of $12 million. For the three months ended March 31, 2013, we recognized provision for credit losses related to our unfunded loan commitments of $0.4 million.
Of the $2.6 billion and $2.7 billion home equity portfolio at March 31, 2013 and December 31, 2012, respectively, $0.9 billion were in a first lien position at both period ends. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2013 and December 31, 2012.

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

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition are as follows at the dates indicated:

	March 31, 2013	December 31, 2012
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$29,987	$31,032
Carrying amount	23,282	24,157
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	4,494,703	4,773,965
Carrying amount	4,420,509	4,690,143
Other acquired loans
Outstanding principal balance	1,557,055	1,695,979
Carrying amount	1,491,238	1,623,355
Total acquired loans
Outstanding principal balance	6,081,745	6,500,976
Carrying amount	5,935,029	6,337,655
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2012	$(1,186,900)
HSBC acquisition	(90,670)
Net reclassifications from nonaccretable yield	(28,095)
Accretion	248,533
Balance at December 31, 2012	(1,057,132)
Reclassifications from nonaccretable yield	(10,216)
Accretion	57,737
Other (1)	21,722
Balance at March 31, 2013	$(987,889)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.

During the first quarter, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances.  The increase in prepayment speed assumptions reduced our accretable discount by $21.7 million.  This change did not materially impact our current quarter interest income or net interest margin.
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
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$99,188	$37,550	$4,515	$4,716	$14,989	$160,958
Provision for loan losses	3,186	5,084	(271)	2,040	8,886	18,925
Charge-offs	(5,253)	(1,309)	(784)	(694)	(2,614)	(10,654)
Recoveries	351	19	357	81	702	1,510
Balance at end of period	$97,472	$41,344	$3,817	$6,143	$21,963	$170,739
Allowance for loan losses:
Individually evaluated for impairment	$6,888	$1,735	$872	$2,672	$39	$12,206
Collectively evaluated for impairment	90,584	39,609	2,945	3,471	21,924	158,533
Total	$97,472	$41,344	$3,817	$6,143	$21,963	$170,739
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$67,312	$76,003	$19,845	$5,536	$1,912	$170,608
Collectively evaluated for impairment	4,340,038	5,255,176	1,688,737	1,332,890	1,312,741	13,929,582
Total	$4,407,350	$5,331,179	$1,708,582	$1,338,426	$1,314,653	$14,100,190
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	18,448	(6,767)	1,716	1,291	839	15,527
Charge-offs	(4,568)	(1,781)	(1,219)	(1,288)	(941)	(9,797)
Recoveries	425	160	99	127	412	1,223
Balance at end of period	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145
Allowance for loan losses:
Individually evaluated for impairment	$5,656	$2,753	$2,478	$435	$23	$11,345
Collectively evaluated for impairment	65,997	38,866	2,219	4,069	2,649	113,800
Total	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$47,459	$61,588	$13,227	$1,758	$77	$124,109
Collectively evaluated for impairment	3,253,300	4,153,404	1,639,568	1,168,835	177,805	10,392,912
Total	$3,300,759	$4,214,992	$1,652,795	$1,170,593	$177,882	$10,517,021

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$290	$1,214	$1,564
Provision for loan losses	—	875	—	—	—	875
Charge-offs	—	(875)	—	—	(386)	(1,261)
Recoveries	—	44	—	—	41	85
Balance at end of period	$—	$44	$60	$290	$869	$1,263
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	44	60	290	869	1,263
Total	$—	$44	$60	$290	$869	$1,263
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$7,964	$—	$—	$2,879	$2	$10,845
Collectively evaluated for impairment	409,480	—	—	1,019,325	51,589	1,480,394
Loans acquired with deteriorated credit quality	219,944	1,964,365	1,906,330	286,015	67,136	4,443,790
Total	$637,388	$1,964,365	$1,906,330	$1,308,219	$118,727	$5,935,029
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	4,373	—	—	—	4,373
Charge-offs	—	(4,373)	—	—	(343)	(4,716)
Recoveries	—	—	—	—	36	36
Balance at end of period	$—	$—	$—	$—	$1,601	$1,601
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	1,601	1,601
Total	$—	$—	$—	$—	$1,601	$1,601
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	532,484	—	—	586,876	41,434	1,160,794
Loans acquired with deteriorated credit quality	275,120	2,154,106	2,228,208	391,666	64,004	5,113,104
Total	$807,604	$2,154,106	$2,228,208	$978,542	$105,438	$6,273,898

Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	March 31, 2013			December 31, 2012
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$49,953	$1,223	$51,176	$50,848	$1,120	$51,968
Business	47,523	10,009	57,532	47,066	8,932	55,998
Total commercial	97,476	11,232	108,708	97,914	10,052	107,966
Consumer:
Residential real estate	28,455	—	28,455	27,192	—	27,192
Home equity	14,270	16,044	30,314	14,233	19,205	33,438
Other consumer	5,444	402	5,846	3,737	391	4,128
Total consumer	48,169	16,446	64,615	45,162	19,596	64,758
Total	$145,645	$27,678	$173,323	$143,076	$29,648	$172,724
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended March 31,
	2013	2012
Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$1,721	$1,664

Impaired loans
The following table provides information about our impaired loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 70% and 67% of the loans’ contractual principal balance at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$60,942	$78,101	$—	$43,094	$59,578	$—
Business	47,651	70,656	—	40,992	64,878	—
Total commercial	108,593	148,757	—	84,086	124,456	—
Consumer:
Residential real estate	10,759	11,300	—	6,315	6,473	—
Home equity	3,843	4,868	—	5,337	6,876	—
Other consumer	996	1,080	—	1,847	1,941	—
Total consumer	15,598	17,248	—	13,499	15,290	—
Total	$124,191	$166,005	$—	$97,585	$139,746	$—
With a related allowance recorded
Commercial:
Real estate	$15,061	$24,112	$1,735	$24,550	$37,037	$2,640
Business	27,625	37,449	6,888	23,873	31,271	4,755
Total commercial	42,686	61,561	8,623	48,423	68,308	7,395
Consumer:
Residential real estate	9,086	9,394	872	13,191	13,918	3,074
Home equity	4,572	5,049	2,672	2,406	2,583	801
Other consumer	918	984	39	79	99	10
Total consumer	14,576	15,427	3,583	15,676	16,600	3,885
Total	$57,262	$76,988	$12,206	$64,099	$84,908	$11,280
Total
Commercial:
Real estate	$76,003	$102,213	$1,735	$67,644	$96,615	$2,640
Business	75,276	108,105	6,888	64,865	96,149	4,755
Total commercial	151,279	210,318	8,623	132,509	192,764	7,395
Consumer:
Residential real estate	19,845	20,694	872	19,506	20,391	3,074
Home equity	8,415	9,917	2,672	7,743	9,459	801
Other consumer	1,914	2,064	39	1,926	2,040	10
Total consumer	30,174	32,675	3,583	29,175	31,890	3,885
Total	$181,453	$242,993	$12,206	$161,684	$224,654	$11,280

The table above includes the following amounts for our impaired acquired loans with no related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	March 31, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$1,130	$4,652	$—
Business	7,964	8,780	—	6,656	7,436	—
Total commercial	7,964	8,780	—	7,786	12,088	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	2,879	3,866	—	2,345	3,470	—
Other consumer	2	2	—	17	17	—
Total consumer	2,881	3,868	—	2,362	3,487	—
Total	$10,845	$12,648	$—	$10,148	$15,575	$—
The following table provide information about our impaired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three months ended March 31,
	2013		2012
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$76,834	$359	$61,826	$285
Business	76,543	226	48,394	149
Total commercial	153,377	585	110,220	434
Consumer:
Residential real estate	19,887	84	13,242	106
Home equity	8,387	17	1,764	16
Other consumer	1,961	4	79	1
Total consumer	30,235	105	15,085	123
Total	$183,612	$690	$125,305	$557
Included in the table above are the following amounts for impaired acquired loans for the periods indicated:

	Three months ended March 31,
	2013		2012
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$—	$—	$—	$—
Business	8,222	—	—	—
Total commercial	8,222	—	—	—
Consumer:
Residential real estate	—	—	—	—
Home equity	2,843	1	—	—
Other consumer	3	—	—	—
Total consumer	2,846	1	—	—
Total	$11,068	$1	$—	$—

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

	Commercial	Consumer	Total
March 31, 2013
Nonaccrual loans	$108,708	$64,615	$173,323
Plus: Accruing TDRs	55,351	9,053	64,404
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(12,780)	(43,494)	(56,274)
Total impaired loans	$151,279	$30,174	$181,453
December 31, 2012:
Nonaccrual loans	$107,966	$64,758	$172,724
Plus: Accruing TDRs	36,380	9,900	46,280
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11,837)	(45,483)	(57,320)
Total impaired loans	$132,509	$29,175	$161,684
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.

The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
March 31, 2013
Originated loans
Commercial:
Real estate	$4,025	$2,847	$34,823	$41,695	$5,289,484	$5,331,179	$3,759
Business	9,986	2,041	19,828	31,855	4,375,495	4,407,350	356
Total commercial	14,011	4,888	54,651	73,550	9,664,979	9,738,529	4,115
Consumer:
Residential real estate	5,593	2,568	19,317	27,478	1,681,104	1,708,582	—
Home equity	3,306	1,941	9,303	14,550	1,323,876	1,338,426	—
Other consumer	6,086	1,448	3,171	10,705	1,303,948	1,314,653	340
Total consumer	14,985	5,957	31,791	52,733	4,308,928	4,361,661	340
Total	$28,996	$10,845	$86,442	$126,283	$13,973,907	$14,100,190	$4,455
Acquired loans
Commercial:
Real estate	$6,825	$5,885	$84,725	$97,435	$1,866,930	$1,964,365	$83,502
Business	5,111	5,015	10,827	20,953	616,435	637,388	5,458
Total commercial	11,936	10,900	95,552	118,388	2,483,365	2,601,753	88,960
Consumer:
Residential real estate	18,200	11,092	66,326	95,618	1,810,712	1,906,330	66,326
Home equity	10,697	4,644	20,123	35,464	1,272,755	1,308,219	8,058
Other consumer	3,077	1,393	4,664	9,134	109,593	118,727	4,263
Total consumer	31,974	17,129	91,113	140,216	3,193,060	3,333,276	78,647
Total	$43,910	$28,029	$186,665	$258,604	$5,676,425	$5,935,029	$167,607
December 31, 2012
Originated loans
Commercial:
Real estate	$4,346	$2,584	$40,454	$47,384	$4,996,321	$5,043,705	$3,791
Business	5,398	4,698	19,237	29,333	4,256,998	4,286,331	315
Total commercial	9,744	7,282	59,691	76,717	9,253,319	9,330,036	4,106
Consumer:
Residential real estate	7,590	2,414	19,241	29,245	1,694,889	1,724,134	—
Home equity	2,754	1,662	8,991	13,407	1,272,836	1,286,243	—
Other consumer	6,214	1,230	2,020	9,464	1,022,480	1,031,944	402
Total consumer	16,558	5,306	30,252	52,116	3,990,205	4,042,321	402
Total	$26,302	$12,588	$89,943	$128,833	$13,243,524	$13,372,357	$4,508
Acquired loans
Commercial:
Real estate	$10,651	$18,066	$80,374	$109,091	$1,940,397	$2,049,488	$79,255
Business	5,661	1,864	12,864	20,389	646,603	666,992	5,963
Total commercial	16,312	19,930	93,238	129,480	2,587,000	2,716,480	85,218
Consumer:
Residential real estate	24,104	11,917	69,106	105,127	1,932,306	2,037,433	69,106
Home equity	10,241	5,437	20,705	36,383	1,329,265	1,365,648	7,268
Other consumer	4,506	2,968	5,859	13,333	204,761	218,094	5,468
Total consumer	38,851	20,322	95,670	154,843	3,466,332	3,621,175	81,842
Total	$55,163	$40,252	$188,908	$284,323	$6,053,332	$6,337,655	$167,060

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of Total
March 31, 2013
Originated loans:
Pass	$5,010,781	$4,158,063	$9,168,844	94.2%
Criticized:(1)
Accrual	270,445	201,764	472,209	4.8%
Nonaccrual	49,953	47,523	97,476	1.0
Total criticized	320,398	249,287	569,685	5.8
Total	$5,331,179	$4,407,350	$9,738,529	100.0%
Acquired loans:
Pass	$1,712,878	$557,288	$2,270,166	87.3%
Criticized:(1)
Accrual	250,264	70,091	320,355	12.3%
Nonaccrual	1,223	10,009	11,232	0.4
Total criticized	251,487	80,100	331,587	12.7
Total	$1,964,365	$637,388	$2,601,753	100.0%
December 31, 2012
Originated loans:
Pass	$4,745,600	$4,069,410	$8,815,010	94.5%
Criticized:(1)
Accrual	247,257	169,855	417,112	4.5%
Nonaccrual	50,848	47,066	97,914	1.0
Total criticized	298,105	216,921	515,026	5.5
Total	$5,043,705	$4,286,331	$9,330,036	100.0%
Acquired loans:
Pass	$1,794,282	$581,555	$2,375,837	87.4%
Criticized:(1)
Accrual	254,086	76,505	330,591	12.2%
Nonaccrual	1,120	8,932	10,052	0.4
Total criticized	255,206	85,437	340,643	12.6
Total	$2,049,488	$666,992	$2,716,480	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business,” under “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2012.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Other consumer	Total	Percent of Total
March 31, 2013
Originated loans by refreshed FICO score:
Over 700	$1,442,850	$1,091,818	$802,207	$3,336,875	76.5%
660-700	114,525	134,952	278,940	528,417	12.1
620-660	60,314	58,238	136,892	255,444	5.9
580-620	31,783	22,868	51,014	105,665	2.4
Less than 580	44,105	26,966	38,711	109,782	2.5
No score(1)	15,005	3,584	6,889	25,478	0.6
Total	$1,708,582	$1,338,426	$1,314,653	$4,361,661	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,328,121	$1,014,443	$58,304	$2,400,868	72.0%
660-700	143,593	110,097	18,697	272,387	8.2
620-660	85,085	67,454	10,528	163,067	4.9
580-620	59,940	44,925	5,596	110,461	3.3
Less than 580	83,126	48,441	5,985	137,552	4.1
No score(1)	206,465	22,859	19,617	248,941	7.5
Total	$1,906,330	$1,308,219	$118,727	$3,333,276	100.0%
December 31, 2012
Originated loans by refreshed FICO score:
Over 700	$1,381,565	$1,009,913	$589,804	$2,981,282	73.7%
660-700	167,046	148,692	232,474	548,212	13.6
620-660	67,520	59,085	122,656	249,261	6.2
580-620	38,570	28,487	45,545	112,602	2.8
Less than 580	57,794	36,152	36,866	130,812	3.2
No score(1)	11,639	3,914	4,599	20,152	0.5
Total	$1,724,134	$1,286,243	$1,031,944	$4,042,321	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,353,416	$998,443	$120,305	$2,472,164	68.3%
660-700	176,620	136,160	35,255	348,035	9.6
620-660	103,628	83,857	19,380	206,865	5.7
580-620	72,627	53,708	9,967	136,302	3.8
Less than 580	109,337	69,664	13,594	192,595	5.3
No score(1)	221,805	23,816	19,593	265,214	7.3
Total	$2,037,433	$1,365,648	$218,094	$3,621,175	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information on our TDRs at the dates indicated:

	March 31, 2013	December 31, 2012
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$64,404	$46,280
Nonaccrual	42,167	42,244
Total troubled debt restructurings (1)	$106,571	$88,524

(1)	Includes 54 and 44 acquired loans that were restructured with a recorded investment of $2.9 million at both March 31, 2013 and December 31, 2012.

The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, deferral of principal, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended March 31, 2013
Commercial:
Commercial real estate
Extension of term	4	$6,250	$382	$510
Extension of term and rate reduction	1	4,431	154	—
Commercial business
Extension of term	4	7,239	1,147	170
Total commercial	9	17,920	1,683	680
Consumer:
Residential real estate
Extension of term	1	$118	$—	$11
Rate reduction	2	86	—	3
Extension of term and rate reduction	2	646	—	44
Chapter 7 bankruptcy	2	179	—	11
Home equity
Rate reduction	1	89	—	10
Chapter 7 Bankruptcy	7	395	1	22
Other consumer
Chapter 7 Bankruptcy	22	187	3	1
Total consumer	37	1,700	4	102
Total	46	$19,620	$1,687	$782
Three months ended March 31, 2012
Commercial:
Commercial real estate
Extension of term	2	$329	$46	$—
Commercial business
Extension of term	4	1,337	191	2
Total commercial	6	1,666	237	2
Consumer:
Residential real estate
Extension of term	1	$91	$2	$7
Deferral of principal and extension of term	1	613	1	27
Extension of term and rate reduction	7	830	1	216
Home equity
Extension of term and rate reduction	2	124	—	25
Total consumer	11	1,658	4	275
Total	17	$3,324	$241	$277

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during the periods indicated are shown below:

	Three months ended March 31,
	2013	2012
Commercial:
Real estate	$—	$399
Business	—	707
Total commercial	—	1,106
Consumer:
Residential real estate	—	—
Home equity	55	—
Consumer	—	—
Total consumer	55	—
Total	$55	$1,106

Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	March 31,
	2013	2012
Mortgages serviced for others	$3,157,101	$2,241,708
Mortgage servicing asset recorded for loans serviced for others, net	28,341	18,789

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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
March 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$15,032	$1,508
Derivatives not designated as hedging instruments:
Interest rate swap agreements	2,449,131	91,545	2,453,781	92,387
Total derivatives	$2,449,131	$91,545	$2,468,813	$93,895
December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$14,607	$1,983
Derivatives not designated as hedging instruments:
Interest rate swap agreements	2,195,025	102,069	2,195,025	102,714
Total derivatives	$2,195,025	$102,069	$2,209,632	$104,697

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition, as no amounts were offset

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition, as no amounts were offset.

At both March 31, 2013 and December 31, 2012, all of our interest rate swaps for which we had master netting positions with the counterparty were in a liability position. Accordingly, there was no offsetting in our Consolidated Statements of Financial Condition at March 31, 2013 or December 31, 2012 related to these interest rate swaps. We posted collateral for these liability positions with a fair value of $104 million and $125 million at March 31, 2013 and December 31, 2012, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant during the first quarter of 2013 and 2012.
Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At March 31, 2013, we did not have any derivatives classified as cash flow hedges. At March 31, 2013, there was a $6.1 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.

The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated:

	Three months ended March 31,
Cash Flow Hedges	2013	2012
Interest rate swap agreements:
Amount of gain (loss) on derivatives recognized in other comprehensive income, net of tax	$172	$(1,740)
Amount of (loss) on derivatives reclassified from other comprehensive income to income(1)	(279)	(1,857)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $5.0 million and $5.7 million for the three months ended March 31, 2013 and 2012, respectively, included in Capital Markets income in our Consolidated Statements of Income.
Note 5. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended March 31,
	2013	2012
Net income available to common stockholders	$59,738	$54,750
Less income allocable to unvested restricted stock awards	196	102
Net income allocable to common stockholders	$59,542	$54,648
Weighted average common shares outstanding:
Total shares issued	366,002	366,002
Unallocated employee stock ownership plan shares	(2,179)	(2,357)
Unvested restricted stock awards	(1,186)	(665)
Treasury shares	(13,359)	(14,157)
Total basic weighted average common shares outstanding	349,278	348,823
Incremental shares from assumed vesting of restricted stock awards	721	246
Total diluted weighted average common shares outstanding	349,999	349,069
Basic earnings per common share	$0.17	$0.16
Diluted earnings per common share	$0.17	$0.16
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	11,373	11,674

Note 6. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Pretax	Income taxes	Net
Three months ended March 31, 2013
Securities available for sale:
Net unrealized holding losses arising during the period	$(18,769)	$(6,802)	$(11,967)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	(54,872)	(21,049)	(33,823)
Net unrealized losses on securities available for sale	(73,641)	(27,851)	(45,790)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the period	54,872	21,049	33,823
Amortization of net unrealized holding gains to income during the period	(967)	(368)	(599)	(1)
Net unrealized holding gains on securities transferred during the period	53,905	20,681	33,224
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	279	107	172	(2)
Pension and post-retirement plans:
Amortization of net loss related to pension and post-retirement plans	48	—	48
Total other comprehensive loss	$(19,409)	$(7,063)	$(12,346)
Three months ended March 31, 2012
Securities available for sale:
Net unrealized holding gains arising during the period	$76,237	$29,105	$47,132
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period	(718)	(269)	(449)	(1)
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(4,687)	(1,799)	(2,888)
Reclassification adjustment for realized losses included in net income	1,857	709	1,148	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges	(2,830)	(1,090)	(1,740)
Pension and postretirement plans:
Pension remeasurement	7,461	2,849	4,612
Amortization of net loss related to pension and post-retirement plans	433	382	51
Total pension and post-retirement plans	7,894	3,231	4,663
Total other comprehensive income	$80,583	$30,977	$49,606
(1) Included in Interest income on investment securities and other in our Consolidated Statement of Income.
(2) Included in Interest expense on borrowings in our Consolidated Statement of Income.
The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains on securities transferred between available for sale and held to maturity	Unrealized (losses) gains on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2013	$206,733	$(1,691)	$(6,262)	$(41,477)	$157,303
Period change, net of tax	(45,790)	33,224	172	48	(12,346)
Balance, March 31, 2013	$160,943	$31,533	$(6,090)	$(41,429)	$144,957
Balance, January 1, 2012	$105,276	$2,652	$(13,003)	$(27,113)	$67,812
Period change, net of tax	47,132	(449)	(1,740)	4,663	49,606
Balance, March 31, 2012	$152,408	$2,203	$(14,743)	$(22,450)	$117,418
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. Due to the lack of observable market data, we have classified our trust preferred securities and collateralized loan obligations in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services, including brokers. As of March 31, 2013, $1.5 billion of our investment securities were priced utilizing broker quotes and $509 million were internally priced. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”

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

There were no loans held for sale that were nonaccrual or 90 or more days past due as of March 31, 2013 or December 31, 2012. The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	March 31, 2013	December 31, 2012
Fair value carrying amount	$126,389	$154,745
Aggregate unpaid principal balance	122,440	149,412
Fair value carrying amount less aggregate unpaid principal balance	$3,949	$5,333
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
March 31, 2013
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$596,467	$—	$596,467	$—
U.S. Treasury	20,703	20,703	—	—
U.S. government agencies	4,391	—	4,391	—
U.S. government sponsored enterprises	391,821	—	391,821	—
Corporate	929,680	—	929,680	—
Trust preferred securities	14,925	—	—	14,925
Total debt securities	1,957,987	20,703	1,922,359	14,925
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	49,796	—	49,796	—
Federal National Mortgage Association	186,706	—	186,706	—
Federal Home Loan Mortgage Corporation	213,484	—	213,484	—
Collateralized mortgage obligations:
Government National Mortgage Association	164	—	164	—
Federal National Mortgage Association	557,634	—	557,634	—
Federal Home Loan Mortgage Corporation	206,002	—	206,002	—
Non-agency issued	44,602	—	44,602	—
Total collateralized mortgage obligations	808,402	—	808,402	—
Total residential mortgage-backed securities	1,258,388	—	1,258,388	—
Commercial mortgage-backed securities, non-agency issued	2,012,305	—	2,012,305	—
Total mortgage-backed securities	3,270,693	—	3,270,693	—
Collateralized loan obligations, non-agency issued	1,603,310	—	—	1,603,310
Asset-backed securities collateralized by:
Student loans	390,777	—	390,777	—
Credit cards	75,210	—	75,210	—
Auto loans	368,634	—	368,634	—
Other	178,097	—	178,097	—
Total asset-backed securities	1,012,718	—	1,012,718	—
Other	31,452	23,311	8,141	—
Total securities available for sale	7,876,160	44,014	6,213,911	1,618,235
Loans held for sale (1)	126,389	—	126,389	—
Derivatives	91,545	—	91,545	—
Total assets	$8,094,094	$44,014	$6,431,845	$1,618,235
Liabilities:
Derivatives	$93,895	$—	$93,895	$—

(1)	Represents loans for which we have elected the fair value option.

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2013. During the first quarter of 2012, we transferred $158 million of collateralized loan obligations (“CLOs”) from level 2 to level 3 of the fair value hierarchy. We began purchasing the investments in the fourth quarter of 2011 and while our purchase price provided observable data regarding the fair value of the securities in the fourth quarter of 2011, observable market data has not been available to incorporate into the pricing during 2012 and our purchase price becomes less relevant as time elapses from the purchase date. As a result, the fair values utilized significant unobservable inputs and warranted classification as level 3 fair value measurements.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$608,061	$—	$608,061	$—
U.S. Treasury	20,707	20,707	—	—
U.S. government agencies	4,651	—	4,651	—
U.S. government sponsored enterprises	403,892	—	403,892	—
Corporate	837,027	—	837,027	—
Trust preferred securities	14,195	—	—	14,195
Total debt securities	1,888,533	20,707	1,853,631	14,195
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	69,626	—	69,626	—
Federal National Mortgage Association	414,462	—	414,462	—
Federal Home Loan Mortgage Corporation	354,893	—	354,893	—
Collateralized mortgage obligations:
Government National Mortgage Association	1,091,157	—	1,091,157	—
Federal National Mortgage Association	1,474,428	—	1,474,428	—
Federal Home Loan Mortgage Corporation	1,047,217	—	1,047,217	—
Non-agency issued	61,123	—	61,123	—
Total collateralized mortgage obligations	3,673,925	—	3,673,925	—
Total residential mortgage-backed securities	4,512,906	—	4,512,906	—
Commercial mortgage-backed securities, non-agency issued	2,060,221	—	2,060,221	—
Total mortgage-backed securities	6,573,127	—	6,573,127	—
Collateralized loan obligations, non-agency issued	1,544,865	—	—	1,544,865
Asset-backed securities collateralized by:
Student loans	389,741	—	389,741	—
Credit cards	75,075	—	75,075	—
Auto loans	372,166	—	372,166	—
Other	118,659	—	118,659	—
Total asset-backed securities	955,641	—	955,641	—
Other	31,439	23,311	8,128	—
Total securities available for sale	10,993,605	44,018	9,390,527	1,559,060
Loans held for sale (1)	154,745	—	154,745	—
Derivatives	102,069	—	102,069	—
Total assets	$11,250,419	$44,018	$9,647,341	$1,559,060
Liabilities:
Derivatives	$104,697	$—	$104,697	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Three months ended March 31, 2013
Collateral dependent impaired loans	$41,672	$—	$28,672	$13,000	$(4,959)
Three months ended March 31, 2012
Collateral dependent impaired loans	$38,610	$—	$30,704	$7,906	$(7,647)
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
During the three months ended March 31, 2013, we recorded an increase of $5.0 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $42 million at March 31, 2013. During the three months ended March 31, 2012 we recorded an increase of $7.6 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $39 million at March 31, 2012.

Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Three months ended March 31,
	2013			2012
	Trust preferred securities	Collateralized loan obligations	Total	Trust preferred securities	Collateralized loan obligations	Total
Balance at beginning of period	$14,195	$1,544,865	$1,559,060	$25,032	$—	$25,032
Transfers from level 2(1)	—	—	—	—	157,999	157,999
Purchases	—	44,687	44,687	—	641,969	641,969
Settlements	—	—	—	(7,950)	—	(7,950)
Gains included in other comprehensive income	696	13,758	14,454	2,070	959	3,029
Gains (losses) included in earnings	34	—	34	(677)	—	(677)
Balance at end of period	$14,925	$1,603,310	$1,618,235	$18,475	$800,927	$819,402

(1)	Our policy is to recognize the transfer at the beginning of the period.

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
The table below provides a summary of our level 3 fair value measurements, valuation techniques, and the significant unobservable inputs at the dates indicated:

	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
March 31, 2013
Collateralized loan obligations	$509,286	Internally modeled	Market spreads	120 - 425 bps (187 bps)
December 31, 2012
Collateralized loan obligations	$1,544,865	Internally modeled	Market spreads	150 - 550 bps (213 bps)
Note: The fair values of our trust preferred securities and certain CLOs are based upon third party pricing without adjustment and as a result the assets are not included in this table.
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

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	March 31, 2013				December 31, 2012
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$424,176	$424,176	1		$430,862	$430,862	1
Investment securities available for sale	7,876,160	7,876,160	1,2,3	(1)	10,993,605	10,993,605	1,2,3	(1)
Investment securities held to maturity	4,218,687	4,286,084	2		1,299,806	1,373,971	2
Federal Home Loan Bank and Federal Reserve Bank common stock	401,373	401,373	2		420,277	420,277	2
Loans held for sale	126,389	126,389	2		154,745	154,745	2
Loans and leases, net	19,863,217	20,262,170	2,3	(2)	19,547,490	20,213,465	2,3	(2)
Derivatives	91,545	91,545	2		102,069	102,069	2
Accrued interest receivable	111,211	111,211	2		107,757	107,757	2
Financial liabilities:
Deposits	$27,733,060	27,867,280	2		$27,676,531	$27,852,175	2
Borrowings	3,661,439	3,734,476	2		3,716,143	3,773,787	2
Derivatives	93,895	93,895	2		104,697	104,697	2
Accrued interest payable	11,091	11,091	2		9,695	9,695	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $29 million and $31 million of collateral dependent impaired loans without significant adjustments made to appraised values at March 31, 2013 and December 31, 2012, respectively. All other loans and leases are classified as level 3.

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
Selected financial information for our segments follows for the periods indicated:

	Banking	Financial services	Consolidated total
Three months ended March 31, 2013
Net interest income	$266,130	$—	$266,130
Provision for credit losses	20,200	—	20,200
Net interest income after provision for credit losses	245,930	—	245,930
Noninterest income	72,926	16,386	89,312
Amortization of intangibles	13,212	907	14,119
Other noninterest expense	210,685	12,862	223,547
Income before income taxes	94,959	2,617	97,576
Income tax expense	29,287	1,004	30,291
Net income	$65,672	$1,613	$67,285
Three months ended March 31, 2012
Net interest income	$242,382	$(11)	$242,371
Provision for credit losses	20,000	—	20,000
Net interest income after provision for credit losses	222,382	(11)	222,371
Noninterest income	53,043	16,865	69,908
Amortization of core deposit and other intangibles	5,324	1,142	6,466
Other noninterest expense	180,824	12,888	193,712
Income before income taxes	89,277	2,824	92,101
Income tax expense	31,158	1,078	32,236
Net income	$58,119	$1,746	$59,865
Note 9. New Accounting Standards
In December 2011, the Financial Accounting Standards Board ("FASB") announced new disclosure requirements for offsetting arrangements. The new rules seek to enhance the comparability of financial statements for users by providing information about offsetting and related arrangements. The rules require entities to disclose gross amounts subject to right of set-off, amounts set-off, net amounts presented in the balance sheet, amounts subject to master netting agreements that have not been offset including related amounts of financial collateral. The requirements became effective for us beginning January 1, 2013 and did not have a significant impact on our financial statements.
In May 2011, the FASB released an amendment to change the format in which entities report comprehensive income in their financial statements. Under the new guidance, entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance became effective for us on January 1, 2012. See our Consolidated Statements of Comprehensive Income. Guidance related to the presentation requirements for reclassification adjustments was issued by the FASB in February 2013 and became effective for us on January 1, 2013. It is reflected in Note 6, Other Comprehensive Income.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2013 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2013.
During the quarter ended March 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2012 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the first quarter of 2013.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)Not applicable.
(b)Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
10.1	First Niagara Financial Group, Inc. Executive Severance Plan, Amendment Number One (for executive officers other than the CEO
10.2	First Niagara Financial Group, Inc. Executive Severance Plan, Amendment Number Two (for executive officers other than the CEO
10.3	First Niagara Financial Group, Inc. Transition Severance Plan for Gary M. Crosby, Interim CEO
10.4	First Niagara Financial Group, Inc. Letter Agreement with Gary M. Crosby, Interim CEO
10.5	First Niagara Financial Group Inc., Amended and Restated Change in Control Agreement with Gary M. Crosby, Interim CEO
10.6	First Niagara Financial Group, Inc. Restricted Stock Unit Agreement for Gary M. Crosby, Interim CEO
10.7	Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan
10.8	Form of Executive Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan
10.9	Form of Executive Performance Based Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan
10.10	Form of Executive Time-vested Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan
10.11	Form of Stock Option Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan
10.12	Form of General Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan
10.13	Form of General Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan
10.14	Form of Time-vested Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan(1)
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

 (1) Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on April 25, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: May 7, 2013	By:	/s/ Gary M. Crosby
Gary M. Crosby
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)