Form 10-Q
period 2013-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2013-08-09
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of August 7, 2013, there were issued and outstanding 353,995,048 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At June 30, 2013, we had $37 billion in assets, $27 billion in deposits, and 422 full-service branch locations across New York, Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association ("HSBC") and affiliates (the "HSBC Branch Acquisition") in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets and paid a net deposit premium of $772 million. The Bank acquired cash of $7.4 billion, performing loans with a fair value of approximately $1.6 billion, core deposit and other intangibles of $85 million, and deposits with a fair value of approximately $9.9 billion (shortly after acquisition, we allowed $0.5 billion in municipal deposits to one large customer run-off), resulting in goodwill of $770 million. The cash received was used to pay down wholesale borrowings, including those used to purchase securities in advance of the HSBC Branch Acquisition. In addition, we acquired certain wealth management relationships and approximately $2.5 billion of assets under management of such relationships. At closing, the Bank did not receive any loans greater than 60 days delinquent. Concurrent with the HSBC Branch Acquisition, we consolidated 15 existing First Niagara branches into acquired HSBC branches and, in the third quarter of 2012, we consolidated 19 of the HSBC branches into First Niagara branches, resulting in 103 net new full-service branches from the HSBC Branch Acquisition. The results of operations from the HSBC Branch Acquisition are included in our operations only since the date of acquisition.
In connection with the HSBC Branch Acquisition, we assigned purchase rights for 57 of the HSBC branches to other banks and sold seven First Niagara branches to these other banks.
BUSINESS AND INDUSTRY
We operate a multi-faceted regional bank that provides our customers with a full range of products and services. These products include commercial and residential real estate loans, commercial business loans and leases, home equity and other consumer loans, wealth management products, as well as various retail consumer and commercial deposit products and services. Additionally, we offer insurance services through a wholly-owned subsidiary of the Bank. Our business model has and will continue to evolve from our thrift roots to a relationship based community banking model that is supported by enhanced products and services that better serve our customer needs. Among our priorities, we will continue to invest in our digital platform and treasury management capabilities, as well as make continuous improvements in our technology platform, to drive future growth in fee income and positive operating leverage.

Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates, the structure of the instrument, and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as actions and policies of the federal government and its regulatory agencies, including the Federal Reserve. We manage our interest rate risk as described in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
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
Since the third quarter of 2011, the Federal Reserve has taken certain actions which have resulted in lower longer-term interest rates.  These actions had the impact of flattening the yield curve and reducing the yields on earning assets that are (a) adjustable rate and directly tied to longer term rates, such as certain commercial real estate loan products that we offer, and (b) fixed rate where the rate is based on longer-term rates, such as certain of our residential real estate loan products. As a consequence, the predictive ability of the 10 year Treasury rate as a proxy for mortgage rates has recently diminished. Accordingly, future mortgage rates have become more difficult to predict, and competitive market forces could cause mortgage rates to continue to rise, which could negatively impact mortgage origination volumes and the value of our mortgage-backed investment securities and certain loans.
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
REGULATORY REFORM
In July 2013, the Company's primary federal regulator, the Federal Reserve, and the Bank's primary federal regulator, the OCC, published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004

“Basel II” capital accords. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The New Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components).
The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The New Capital Rules, like the current capital rules, specify that Total capital consists of Tier 1 capital and Tier 2 capital. For most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case subject to the New Capital Rules' specific requirements.
Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:
•4.5% CET1 to risk-weighted assets.
•6.0% Tier 1 capital to risk-weighted assets.
•8.0% Total capital to risk-weighted assets.
•4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
When fully phased in on January 1, 2019, the New Capital Rules will require the Company and the Bank to maintain a 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital (that is Tier I plus Tier 2) to risk-weighted assets of at least 10.5%.
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) are reversed for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The New Capital Rules state that certain hybrid securities, such as trust preferred securities, may be included in bank holding companies' Tier 1 capital, subject to phase-out and based on various criteria. Trust preferred securities excluded from Tier 1 capital may nonetheless be included as a component of Tier 2 capital.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to the Bank, the New Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.
The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the New Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
We have analyzed the impact of the finalized requirements. Based on our preliminary interpretation of the rules and our planned reduction of $275 million of asset-backed securities and collateralized loan obligations that will be subject to significant risk weighting increases under Basel III, we estimate that our reported Tier 1 common ratio at June 30, 2013 of 7.65% would be five to ten basis points lower under the New Capital Rules. We are confident in our ability to meet the minimum capital ratios plus the capital conservation buffer upon implementation of the revised requirements, as finalized.
The New Capital Rules adopted in July 2013 do not address the proposed liquidity coverage ratio test and net stable funding ratio test called for by the proposed Basel III framework. See “Item 1. Business-Supervision and Regulation-Liquidity Requirements” in our 2012 10-K for more information on these topics.
On July 31, 2013, the U.S. District Court for the District of Columbia (the "Court") issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning electronic debit card transaction fees and network exclusivity arrangements (i.e., routing for PIN and signature debit card transactions) (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act (the “Durbin Amendment”.) The Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule's maximum permissible fees of 21 cents per transactions were too high. In addition, the Court held that Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the Federal Reserve an opportunity to replace the invalidated portions. The Court also set an August 14, 2013 hearing to discuss its ruling with the Federal Reserve. We are currently evaluating the impact of the ruling on our business, and will continue to monitor future developments.  At this point in time, we cannot predict the actions that the Federal Reserve may take in response to this ruling. We recorded $13 million and $10 million of debit card interchange revenues for the six months ended June 30, 2013 and 2012, respectively.
The Consumer Financial Protection Bureau (the “CFPB”) continues to provide guidance and adopt rules relevant to our businesses. On June 11, 2013, the CFPB released a report regarding financial institutions' provision of overdraft coverage on debit card transactions and ATM withdrawals. On March 21, 2013, the CFPB provided guidance about compliance with the fair lending requirements of the Equal Credit Opportunity Act and its implementing regulation, Regulation B, as they pertain to indirect automobile lending. We are evaluating our policies and procedures in light of these new releases and the CFPB's issuance in the first quarter of 2013 of amendments to Regulation Z, which, among other things, requires creditors to make a reasonable, good faith determination of a consumer's ability to repay certain mortgage loans and establishes certain protections from liability under this requirement for “qualified mortgages.”
Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1, “Business—Supervision and Regulation,” and Item 1A, “Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and those which require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the valuation of our investment securities, prepayment assumptions on our collateralized mortgage obligations and mortgage-backed securities, the accounting treatment and valuation of our acquired loans, adequacy of our allowance for loan losses, and the analysis of the carrying value of goodwill for impairment are deemed to be critical as our judgments could have a material effect on our results of operations. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2012 Annual Report on Form 10-K. A description of our current accounting policies involving significant management judgment follows:
Investment Securities
As of June 30, 2013, our available for sale and held to maturity investment securities totaled $11.8 billion, or 32% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at June 30, 2013 or December 31, 2012. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price, or based on internally developed models which consider estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
Our investment securities portfolio includes residential mortgage backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we estimate future principal prepayments of the underlying residential mortgage loans to determine a constant effective yield used to apply the interest method, with retroactive adjustments as warranted.
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions and security issuer. These loan level cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At June 30, 2013, our portfolio of residential mortgage backed securities totaled $5.4 billion, which included $4.8 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.6 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.
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
Individual acquired loans determined to have evidence of deterioration in credit quality are accounted for individually in accordance with ASC 310-30. Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were either (i) pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type and accounted for under ASC 310-30 by analogy, or (ii) accounted for under ASC 310-20 (Nonrefundable Fees and Other Costs).
Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, we have made an accounting policy election to apply ASC 310-30 by analogy to qualifying acquired pools of loans that (i) were acquired in a business combination or asset purchase, (ii) resulted in recognition of a discount attributable, at least in part, to credit quality, and (iii) were not subsequently accounted for at fair value.
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
Allowance for Loan Losses
We determined our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. Our commercial loan portfolio includes both business and commercial real estate loans. Our consumer loan portfolio includes residential real estate, home equity, and other consumer loans. We further segregate these portfolios between loans which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses.
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
For our originated loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $200 thousand, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring ("TDR") are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

Commercial loan portfolio
We estimate the allowance for our commercial loan portfolio by applying a historic loss rate to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk.”
Consumer loan portfolio
We estimate the allowance for loan losses for our consumer loan portfolio by estimating the amount of loans that will eventually default based on their current delinquency severity. We then apply a loss rate to the amount of loans that we predict will default based on our historical net loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. We obtain and review refreshed FICO scores on a quarterly basis, and trends are evaluated for consideration as a qualitative adjustment to the allowance. Other qualitative considerations include, but are not limited to, the evaluation of trends in property values, building permits and unemployment.

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
The goodwill impairment review is a multi-step process that begins with determining whether or not each reporting unit's fair value is less than its carrying amount. We have the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount (Step 0). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we proceed to a quantitative analysis where we compare each reporting unit’s fair value to its carrying value to identify potential impairment (Step 1). If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. Determining the fair value of a reporting unit as part of the Step 1 analysis involves significant judgment. Inputs and assumptions, such as future cash flows and earnings, discount rates, the assessment of relevant market transactions for comparability and the resulting control premium assumption, and multiples of relevant financial statement metrics, such as tangible book value and estimated earnings, are all estimates involving significant judgment. We are also required to assess the reasonableness of the overall combined fair value of our reporting units by reference to our market capitalization over time.
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

SELECTED QUARTERLY FINANCIAL DATA

	2013		2012
	June 30	March 31	December 31	September 30	June 30
Selected financial condition data: (in millions)
Total assets	$37,150	$36,845	$36,806	$35,874	$35,106
Loans and leases, net	20,359	19,863	19,547	18,957	18,625
Investment securities:
Available for sale	7,916	7,876	10,994	10,580	9,937
Held to maturity	3,857	4,219	1,300	1,388	1,464
Goodwill and other intangibles	2,558	2,568	2,618	2,627	2,632
Deposits	27,150	27,733	27,677	27,698	27,897
Borrowings	4,431	3,661	3,716	2,728	1,690
Stockholders’ equity	$4,903	$4,947	$4,927	$4,915	$4,818
Common shares outstanding	354	353	353	353	353
Selected operations data: (in thousands)
Interest income	$298,080	$295,601	$283,599	$301,868	$299,841
Interest expense	28,637	29,471	31,313	32,263	40,828
Net interest income	269,443	266,130	252,286	269,605	259,013
Provision for credit losses	25,200	20,200	22,000	22,200	28,100
Net interest income after provision for credit losses	244,243	245,930	230,286	247,405	230,913
Noninterest income (1)	95,546	89,312	91,821	102,203	95,598
Merger and acquisition integration expenses	—	—	3,678	29,404	131,460
Restructuring charges	—	—	—	—	3,750
Noninterest expense	235,170	237,666	235,106	237,138	210,429
Income (loss) before income tax	104,619	97,576	83,323	83,066	(19,128)
Income tax expense (benefit)	33,485	30,291	22,226	24,682	(8,204)
Net income (loss)	71,134	67,285	61,097	58,384	(10,924)
Preferred stock dividend	7,547	7,547	7,547	7,547	7,547
Net income (loss) available to common stockholders	$63,587	$59,738	$53,550	$50,837	$(18,471)
Stock and related per share data:
Earnings (loss) per common share:
Basic	$0.18	$0.17	$0.15	$0.15	$(0.05)
Diluted	0.18	0.17	0.15	0.14	(0.05)
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value (2)	13.06	13.19	13.15	13.11	12.84
Tangible book value per share(2)(3)	5.74	5.84	5.65	5.59	5.30
Market Price (NASDAQ: FNFG):
High	10.17	8.94	8.52	8.50	9.87
Low	8.79	7.68	7.08	7.14	7.49
Close	10.07	8.86	7.93	8.07	7.65

(1)	Includes $5 million and $16 million of gain on sale of mortgage-backed securities from securities portfolio repositioning for quarters ended September 30, 2012 and June 30, 2012, respectively.

(2)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(3)
Tangible common equity is used to calculate tangible book value per common share and excludes goodwill and other intangible assets of $2.6 billion as of June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012. Tangible common equity also excludes preferred stock of $338 million. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

	2013		2012
At or for the quarter ended (dollars in millions)	June 30	March 31	December 31	September 30	June 30
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.77%	0.74%	0.67%	0.66%	(0.12)%
Common equity:
Return on average common equity	5.48	5.24	4.62	4.46	(1.64)
Return on average tangible common equity(2)	12.21	12.05	10.72	10.60	(3.18)
Total equity:
Return on average equity	5.72	5.50	4.92	4.77	(0.90)
Return on average tangible equity(3)	11.75	11.62	10.45	10.34	(1.64)
Net interest rate spread	3.28	3.32	3.13	3.45	3.16
Net interest rate margin	3.36	3.39	3.22	3.54	3.26
Efficiency ratio (4)	64.4	66.9	69.4	71.7	97.5
Operating expenses as a percentage of average loans and deposits(5)	0.50	0.50	0.50	0.51	0.51
Effective tax rate	32.0	31.0	26.7	29.7	42.9
Dividend payout ratio	44.44	47.06	53.33	53.33	N/M
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.35	11.38	11.23	11.48	11.37
Tier 1 risk-based capital	9.41	9.45	9.29	9.51	9.40
Tier 1 risk-based common capital(6)	7.65	7.64	7.45	7.59	7.41
Leverage ratio	7.01	6.92	6.75	6.83	6.32
Ratio of stockholders’ equity to total assets	13.20	13.43	13.39	13.70	13.72
Ratio of tangible common stockholders’ equity to tangible assets(7)	5.80	5.95	5.77	5.87	5.69
First Niagara Bank:
Total risk-based capital	10.85	10.89	10.66	10.88	10.57
Tier 1 risk-based capital	10.08	10.15	9.94	10.19	9.63
Leverage ratio	7.50%	7.43%	7.23%	7.32%	6.48%
Asset quality:
Total nonaccruing loans	$182	$173	$173	$142	$129
Other nonperforming assets	8	11	10	10	11
Total classified loans(8)	701	720	708	693	733
Total criticized loans(9)	1,012	1,045	1,003	991	1,030
Allowance for loan losses	184	172	163	150	139
Net loan charge-offs	$13	$10	$9	$10	$16
Net charge-offs to average loans	0.26%	0.21%	0.18%	0.21%	0.36%
Provision to average loans	0.49	0.40	0.45	0.47	0.63
Total nonaccruing loans to total loans	0.89	0.87	0.88	0.75	0.69
Total nonperforming assets to total assets	0.51	0.50	0.50	0.42	0.40
Allowance for loan losses to total loans	0.89	0.86	0.82	0.78	0.74
Allowance for loan losses to nonaccruing loans	100.8	99.2	94.1	105.3	107.3
Texas ratio(10)	16.34	16.10	16.61	14.16	13.35
Asset quality-originated loans(11):
Net charge-offs of originated loans to average originated loans	0.33%	0.27%	0.24%	0.30%	0.55%
Provision for originated loans to average originated loans	0.65	0.55	0.67	0.72	0.93
Total nonaccruing originated loans to total originated loans	1.02	1.03	1.07	0.93	0.96
Allowance for originated loan losses to originated loans	1.21	1.21	1.20	1.20	1.19
Other data:
Number of full service branches	422	427	430	432	452
Full time equivalent employees	5,779	5,875	5,927	6,036	6,103

N/M Not meaningful

(1)	Computed using daily averages. Annualized where appropriate.

(2)
Average tangible common equity excludes average goodwill, other intangibles and preferred stock of $2.9 billion, $2.9 billion, $3.0 billion, $3.0 billion, and $2.5 billion for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(3)
Average tangible equity excludes average goodwill and other intangibles of $2.6 billion for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 and $2.2 billion for the quarter ended June 30, 2012. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(4)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(5)
Operating expenses exclude merger and acquisition expenses and restructuring charges of $3.7 million, $29.4 million, and $135.2 million for the quarters ended December 31, 2012, September 30, 2012, and June 30, 2012, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

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

(7)
Tangible common stockholders’ equity and tangible assets exclude goodwill, other intangibles, and preferred stock of $2.9 billion as of June 30, 2013, March 31, 2013, $3.0 billion as of December 31, 2012, September 30, 2012 and June 30, 2012. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

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

RESULTS OF OPERATIONS
Overview
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Our operating results exclude certain nonoperating income and expense items as detailed below. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations.

	Three months ended			Six months ended June 30,
	June 30,	March 31,	June 30,	2013	2012
(in thousands, except per share data)	2013	2013	2012
Operating results (Non-GAAP):
Net interest income	$269,443	$266,130	$267,371	$535,573	$509,742
Provision for credit losses	25,200	20,200	28,100	45,400	48,100
Noninterest income	95,546	89,312	79,703	184,858	149,611
Noninterest expense	235,170	237,666	210,429	472,836	394,934
Income tax expense	33,485	30,291	36,357	63,776	74,078
Net operating income (Non-GAAP)	$71,134	$67,285	$72,188	$138,419	$142,241
Operating earnings per diluted share (Non-GAAP)	$0.18	$0.17	$0.19	$0.35	$0.37
Reconciliation of net operating income to net income (loss)	$71,134	$67,285	$72,188	$138,419	$142,241
Nonoperating income and expenses, net of tax at effective tax rate:
Gain on securities portfolio repositioning ($15,895 pre-tax)	—	—	10,331	—	10,331
Retroactive premium amortization on securities portfolio ($8,358 pre-tax)	—	—	(5,558)		(5,558)
Merger and acquisition integration expenses ($131,460 pre-tax and $144,430 pre-tax for the three and six months ended June 30, 2012, respectively)	—	—	(85,448)	—	(93,879)
Restructuring charges ($3,750 pre-tax and $6,453 pre-tax for the three and six months ended June 30, 2012, respectively)	—	—	(2,437)	—	(4,194)
Total nonoperating expenses, net of tax	—	—	(83,112)	—	(93,300)
Net income (loss) (GAAP)	$71,134	$67,285	$(10,924)	$138,419	$48,941
Earnings (loss) per diluted share (GAAP)	$0.18	$0.17	$(0.05)	$0.35	$0.10
During the second quarter of 2013, we achieved positive operating leverage driven by strong customer activity that resulted in greater fee income and our continued focus on managing our expense base. We continued to generate loan growth across all our geographies through market share gains and concerted efforts to earn more of our customers' business and used a portion of the cash flows from our investment securities portfolio to partially fund this loan growth. Our businesses continued to drive profitable organic growth across our entire footprint while adhering to our longstanding credit underwriting discipline. Additionally, we continue to selectively invest in new products, services, and infrastructure to enhance our ability to serve our customers and increase shareholder value.

Comparison to Prior Quarter
Our second quarter 2013 GAAP net income was $71.1 million, or $0.18 per diluted share, compared to $67.3 million, or $0.17 per diluted share, for the first quarter of 2013. Prior quarter results were impacted by a $6.3 million pre-tax charge, or $0.01 per share, related to two executive departures.
Our net interest income was up modestly in the second quarter compared to the prior quarter. Our tax equivalent net interest margin declined three basis points to 3.36% from 3.39% in the first quarter of 2013. Noninterest income increased $6.2 million, or 7%, from the prior quarter primarily due to sequential strength in wealth management fees, deposit service charges, insurance commissions, and merchant and card fees.
The provision for loan losses on originated loans totaled $23.9 million in the second quarter of 2013, including $11.7 million to support loan growth and $12.2 million to cover net charge-offs during the quarter. At June 30, 2013, nonperforming originated loans comprised 1.02% of originated loans, essentially flat to the prior quarter. Net charge-offs equaled 33 basis points of average originated loans, annualized, compared to 35 basis points for the full year 2012.
The provision for losses on acquired loans totaled $0.9 million in the second quarter of 2013. Net charge-offs equaled six basis points of average acquired loans, annualized, compared to 12 basis points for the full year 2012.
Second quarter 2013 expenses of $235.2 million reflected higher incentive and variable compensation tied to strong fee income growth as well as costs related to selective investments in key initiatives and branch consolidations, partially offset by lower amortization of core deposit intangibles.
Comparison to Prior Year Quarter
Our second quarter 2013 GAAP net income was $71.1 million, or $0.18 per diluted share, compared to a loss of $10.9 million, or $0.05 per diluted share, for the second quarter of 2012, which included $135.2 million in pre-tax merger and acquisition integration expenses and restructuring charges incurred primarily as a result of the HSBC Branch Acquisition in May 2012, a $16 million gain on our securities portfolio repositioning, and an $8 million charge related to retroactive premium amortization on our securities portfolio. Non-GAAP operating net income was $72.2 million, or $0.19 per diluted share, in the second quarter of 2012.
Our tax equivalent net interest margin increased ten basis points to 3.36% from 3.26% in the second quarter of 2012. Excluding the gain on our securities portfolio restructuring, noninterest income increased $16 million as a result of the full quarter impact of the HSBC Branch Acquisition.
The provision for loan losses on originated loans decreased slightly to $23.9 million in the second quarter of 2013 from $25.4 million in the same quarter in 2012. Nonperforming originated loans as a percentage of originated loans increased six basis points to 1.02% at June 30, 2013 from 0.96% at June 30, 2012. Net charge-offs decreased to 33 basis points of average originated loans from 55 basis points of average originated loans in the second quarter of 2012.
Second quarter 2013 noninterest expenses, decreased $110 million compared to the second quarter of 2012. Excluding merger and acquisition integration expenses and restructuring charges in the second quarter of 2012, noninterest expenses increased $25 million as a result of the costs to operate the HSBC branches.
Comparison to Prior Year to Date
Our GAAP net income for the six months ended June 30, 2013 was $138 million, or $0.35 per diluted share, compared to $49 million, or $0.10 per diluted share, for the same period in 2012. Non-GAAP operating net income was $142 million, or $0.37 per diluted share, for the six months ended June 30, 2012.
Our tax equivalent net interest margin increased eight basis points to 3.38% for the first half of 2013 from 3.30% for the first half of 2012. Net interest income in the second quarter increased $34 million, or 7% compared to the same period in 2012. Excluding the $16 million on our securities portfolio restructuring, noninterest income increased $35 million, or 24%, primarily driven by the full six month impact of our May 2012 HSBC Branch Acquisition.

The provision for loan losses on originated loans increased modestly to $43 million for the first six months of 2013 from $41 million for the first six months of 2012. Net charge-offs decreased to 30 basis points of average originated loans from 46 basis points of average originated loans for the six months ended June 30, 2012.
Excluding $144 million in merger and acquisition integration expenses and $6 million in restructuring charges for 2012, noninterest expenses increased $78 million, or 20% for the six months ended June 30, 2013, compared to the same period in 2012 as a result of the costs to operate the HSBC branches.
Net Interest Income
Second quarter 2013 net interest income of $269.4 million increased 1% from the prior quarter. Compared to the prior quarter, the benefits of a 4% annualized increase in average interest-earning assets were partially offset by a three basis point decline in the net interest margin. Average loans increased an annualized 8% driven by strong commercial and indirect auto loan growth. Average other interest earning assets declined 3% annualized from the linked quarter.
In the second quarter of 2013, premium amortization on the residential mortgage backed securities portfolio was $11.6 million compared to $12.7 million in the prior quarter. During the quarter, cash flows from the collateralized mortgage obligation portfolio were below the company's expectations from last year due to the increase in mortgage rates. Compared to the first quarter of 2013, the modest benefits from commercial loan prepayments together with a two basis point decline in the cost of interest bearing deposits were offset by continued compression of loan yields from elevated prepayments and reinvestments at lower spreads.
During the month of June 2013, the yield curve steepened appreciably from prior quarter end and from a year ago driven by increased anticipation that the Federal Reserve will begin tapering its Quantitative Easing program sometime in 2013. As a result, at June 30, 2013, the two to ten year treasury spreads widened 52 basis points compared to prior quarter end and increased 80 basis points compared to June 30, 2012. The steepening of the yield curve primarily resulted from an increase in the mid-to-long end of the curve which has the positive impact of increasing reinvestment rates on securities purchases and mitigating premium amortization due to lower prepayment activity. While our balance sheet remains asset-sensitive, any material improvement in net interest income will require increases to short-term interest rate indices such as the prime rate or 90 day LIBOR. At June 30, 2013, approximately two-thirds of our loan portfolio were variable rate.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	June 30, 2013		March 31, 2013
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,376	4.22%	$7,179	4.25%	$197	(0.03)%
Business	5,112	3.66	4,999	3.74	113	(0.08)
Total commercial lending	12,488	3.99	12,178	4.04	310	(0.05)
Consumer:
Residential real estate	3,570	3.94	3,691	4.01	(121)	(0.07)
Home equity	2,661	4.25	2,648	4.29	13	(0.04)
Indirect auto	927	3.18	712	3.29	215	(0.11)
Credit cards	302	10.96	304	10.40	(2)	0.56
Other consumer	313	8.42	328	8.17	(15)	0.25
Total consumer lending	7,773	4.41	7,683	4.50	90	(0.09)
Total loans	20,261	4.19	19,861	4.25	400	(0.06)
Residential mortgage-backed securities(3)	5,496	2.40	5,488	2.50	8	(0.10)
Commercial mortgage-backed securities(3)	1,881	3.44	1,914	3.78	(33)	(0.34)
Other investment securities(3)	4,833	3.37	4,822	3.19	11	0.18
Money market and other investments	171	1.85	241	1.31	(70)	0.54
Total interest-earning assets	32,642	3.71%	32,326	3.76%	316	(0.05)%
Noninterest-earning assets(4)(5)	4,341		4,481		(140)
Total assets	$36,983		$36,807		$176
Interest-bearing liabilities:
Deposits
Savings deposits	$3,897	0.11%	$3,894	0.11%	$3	—%
Checking accounts	4,504	0.04	4,379	0.05	125	(0.01)
Money market deposits	10,178	0.20	10,643	0.23	(465)	(0.03)
Certificates of deposit	3,902	0.66	4,081	0.67	(179)	(0.01)
Total interest-bearing deposits	22,481	0.23	22,997	0.25	(516)	(0.02)
Borrowings
Short-term borrowings	3,536	0.41	3,152	0.40	384	0.01
Long-term borrowings	733	6.62	730	6.71	3	(0.09)
Total borrowings	4,269	1.47	3,882	1.59	387	(0.12)
Total interest-bearing liabilities	26,750	0.43%	26,879	0.44%	(129)	(0.01)%
Noninterest-bearing deposits	4,711		4,468		243
Other noninterest-bearing liabilities	533		502		31
Total liabilities	31,994		31,849		145
Stockholders’ equity(4)	4,989		4,958		31
Total liabilities and stockholders’ equity	$36,983		$36,807		$176
Net interest rate spread		3.28%		3.32%		(0.04)%
Net interest rate margin		3.36%		3.39%		(0.03)%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $274 million for the quarter ended June 30, 2013 increased by $4 million from the quarter ended March 31, 2013. Overall, the yield on earning assets decreased five basis points quarter over quarter as a result of the combined effects of lower premium amortization on our residential mortgage-backed securities and a 4% increase in average earning assets, partially negated by continued yield compression on our loan portfolio.  Net interest income was also assisted by lower interest expense from deposit pricing and wholesale funding strategies. Specifically:

•
Our average balance of investment securities decreased quarter over quarter by approximately $14 million. Yields on our investment securities portfolio decreased three basis points primarily due to lower commercial mortgage-backed securities balances partially offset by lower premium amortization on residential mortgage-backed securities.

•
Our average balance of loans increased by $400 million due to growth in our average commercial loans of $310 million and our average indirect auto portfolio of $215 million, partially offset by a decrease in our residential real estate loans. Loan yields declined six basis points as commercial loan yields decreased by five basis points and our total consumer loan portfolio yields decreased by nine basis points.

•
Overall, the gross commercial loan yields declined as a result of (i) new loan production being booked in a lower interest rate environment, and (ii) a shorter duration of our commercial loan portfolio.  The shorter duration resulted as a higher percentage of our new originations were variable rate, which was partially attributable to our customer derivatives capacity, which permits us to offer our customers seeking a longer term rate the flexibility to swap their variable loan obligation to a fixed rate.

•
Our average balances of interest bearing deposits declined by $516 million and our average rate paid declined by two basis points due to our deposit pricing actions. The decline in our average balances was driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and cover any liquidity needs through our wholesale borrowings.

•
Our average borrowings increased quarter over quarter by $387 million as we continued to fund our balance sheet growth and rotation through low cost short term borrowings. This funding strategy has also caused our cost of borrowings to decline 12 basis points from the first quarter of 2013.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	June 30, 2013		June 30, 2012
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,376	4.22%	$6,501	4.88%	$875	(0.66)%
Business	5,112	3.66	4,293	4.03	819	(0.37)
Total commercial lending	12,488	3.99	10,794	4.54	1,694	(0.55)
Consumer:
Residential real estate	3,570	3.94	3,964	4.07	(394)	(0.13)
Home equity	2,661	4.25	2,412	4.42	249	(0.17)
Indirect auto	927	3.18	84	4.16	843	(0.98)
Credit cards	302	10.96	160	11.58	142	(0.62)
Other consumer	313	8.42	283	8.12	30	0.30
Total consumer lending	7,773	4.41	6,903	4.55	870	(0.14)
Total loans	20,261	4.19	17,697	4.59	2,564	(0.40)
Residential mortgage-backed securities(3)(4)	5,496	2.40	8,982	2.35	(3,486)	0.05
Commercial mortgage-backed securities(4)	1,881	3.44	1,867	3.94	14	(0.50)
Other investment securities(4)	4,833	3.37	3,652	3.43	1,181	(0.06)
Money market and other investments	171	1.85	349	0.94	(178)	0.91
Total interest-earning assets(3)	32,642	3.71%	32,546	3.77%	96	(0.06)%
Noninterest-earning assets(5)(6)	4,341		3,953		388
Total assets	$36,983		$36,500		$483
Interest-bearing liabilities:
Deposits
Savings deposits	$3,897	0.11%	$3,302	0.14%	$595	(0.03)%
Checking accounts	4,504	0.04	3,095	0.08	1,409	(0.04)
Money market deposits	10,178	0.20	9,125	0.28	1,053	(0.08)
Certificates of deposit	3,902	0.66	4,019	0.83	(117)	(0.17)
Total interest-bearing deposits	22,481	0.23	19,541	0.34	2,940	(0.11)
Borrowings
Short-term borrowings	3,536	0.41	5,046	0.55	(1,510)	(0.14)
Long-term borrowings	733	6.62	2,433	2.91	(1,700)	3.71
Total borrowings	4,269	1.47	7,479	1.31	(3,210)	0.16
Total interest-bearing liabilities	26,750	0.43%	27,020	0.61%	(270)	(0.18)%
Noninterest-bearing deposits	4,711		3,835		876
Other noninterest-bearing liabilities	533		765		(232)
Total liabilities	31,994		31,620		374
Stockholders’ equity(5)	4,989		4,880		109
Total liabilities and stockholders’ equity	$36,983		$36,500		$483
Net interest rate spread(3)		3.28%		3.16%		0.12%
Net interest rate margin(3)		3.36%		3.26%		0.10%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)Our quarter ended June 30, 2012 operating (non-GAAP) results excluded $8 million of accelerated CMO adjustments from our net interest income. Had these adjustments been excluded from the table above, our yields for the quarter ended June 30, 2012 would have been:

Average balance sheet	Quarter ended June 30, 2012
Residential mortgage-backed securities	2.72%
Total interest-earning assets	3.87
Net interest rate spread	3.26
Net interest rate margin	3.37

(4)	Average outstanding balances are at amortized cost.

(5)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(6)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income, including the effects of the accelerated CMO premium adjustment in the prior year, increased $10 million, or 4%, for the second quarter of 2013 compared to the second quarter of 2012 reflecting an increase in net-interest earning assets of $365 million and an increase in our net interest margin of ten basis points. The $96 million increase in interest-earning assets reflects the $1.6 billion in interest earning assets acquired in our HSBC Branch Acquisition and continued organic loan growth in our Upstate New York and Pennsylvania markets, mostly offset by our securities portfolio repositioning transaction which occurred at the end of the second quarter of 2012. Over the same period our average interest bearing liabilities decreased by $269 million, with the impact of deposits acquired in the HSBC Branch Acquisition offset by pay downs in borrowings. The ten basis point increase in our net interest margin resulted from the favorable impact of replacing the majority of our borrowings with lower costing deposits, offset by lower yields on our loans and securities in the second quarter of 2013 compared to the second quarter of 2012 brought on by the market pressures on interest rates. Our yields on interest-earning assets in the second quarter of 2013 decreased six basis points compared to the second quarter of 2012, while costs on interest-bearing liabilities decreased 18 basis points, resulting in a 12 basis point increase in our interest rate spread.

Comparison to Prior Year to Date
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Six months ended June 30,				Increase (decrease)
	2013		2012
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,278	4.23%	$6,400	4.93%	$878	(0.70)%
Business	5,056	3.70	4,104	4.05	952	(0.35)
Total commercial lending	12,334	4.02	10,505	4.59	1,829	(0.57)
Consumer:
Residential real estate	3,631	3.98	3,955	4.18	(324)	(0.20)
Home equity	2,654	4.27	2,284	4.41	370	(0.14)
Indirect auto	820	3.23	46	4.58	774	(1.35)
Credit cards	303	10.68	93	11.32	210	(0.64)
Other consumer	320	8.29	263	7.61	57	0.68
Total consumer lending	7,728	4.45	6,641	4.51	1,087	(0.06)
Total loans	20,062	4.21	17,146	4.60	2,916	(0.39)
Residential mortgage-backed securities(3)(4)	5,492	2.45	8,766	2.68	(3,274)	(0.23)
Commercial mortgage-backed securities(4)	1,898	3.61	1,785	3.96	113	(0.35)
Other investment securities(4)	4,827	3.28	3,165	3.41	1,662	(0.13)
Money market and other investments	206	1.53	311	0.94	(105)	0.59
Total interest-earning assets	32,485	3.74%	31,173	3.88%	1,312	(0.14)%
Noninterest-earning assets(5)(6)	4,411		3,639		772
Total assets	$36,896		$34,812		$2,084
Interest-bearing liabilities:
Deposits
Savings deposits	$3,896	0.11%	$2,934	0.09%	$962	0.02%
Checking accounts	4,442	0.05	2,660	0.09	1,782	(0.04)
Money market deposits	10,409	0.21	8,147	0.28	2,262	(0.07)
Certificates of deposit	3,991	0.66	3,923	0.90	68	(0.24)
Total interest-bearing deposits	22,738	0.24	17,662	0.36	5,076	(0.12)
Borrowings
Short-term borrowings	3,345	0.40	4,339	0.59	(994)	(0.19)
Long-term borrowings	731	6.67	3,884	2.34	(3,153)	4.33
Total borrowings	4,076	1.53	8,223	1.41	(4,147)	0.12
Total interest-bearing liabilities	26,814	0.44%	25,885	0.69%	929	(0.25)%
Noninterest-bearing deposits	4,591		3,444		1,147
Other noninterest-bearing liabilities	517		618		(101)
Total liabilities	31,922		29,947		1,975
Stockholders’ equity(5)	4,974		4,865		109
Total liabilities and stockholders’ equity	$36,896		$34,812		$2,084
Net interest rate spread(3)		3.30%		3.19%		0.11%
Net interest rate margin(3)		3.38%		3.30%		0.08%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.
(3)Our six months ended June 30, 2012 operating (non-GAAP) results excluded $8 million of accelerated CMO adjustments from our net interest income. Had these adjustments been excluded from the table above, our yields for the six months ended June 30, 2012 would have been:

Average balance sheet	Six months ended June 30, 2012
Residential mortgage-backed securities	2.87%
Total interest-earning assets	3.93
Net interest rate spread	3.24
Net interest rate margin	3.36

(4)	Average outstanding balances are at amortized cost.

(5)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(6)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income, including the effects of the accelerated CMO premium adjustment in the prior year, increased $32 million, or 6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 reflecting an increase in net-interest earning assets of $383 million and an increase in our net interest margin of eight basis points. The $1.3 billion increase in interest-earning assets reflects the $1.6 billion in interest earning assets acquired in our HSBC Branch Acquisition and continued organic loan growth in our Upstate New York and Pennsylvania markets, partially offset by our securities portfolio repositioning transaction from the second quarter of 2012. Over the same period our average interest bearing liabilities increased by $0.9 billion, with the impact of deposits acquired in the HSBC Branch Acquisition offset by pay downs in borrowings. The eight basis point increase in our net interest margin resulted from the favorable impact of replacing the majority of our borrowings with lower costing deposits, offset by lower yields on our loans and securities in the second quarter of 2013 compared to the second quarter of 2012 brought on by the market pressures on interest rates. Our yields on interest-earning assets in the six months ended June 30, 2013 decreased 14 basis points compared to the six months ended June 30, 2012, while costs on interest-bearing liabilities decreased 25 basis points, resulting in an 11 basis point increase in our interest rate spread.
Provision for Credit Losses
Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for originated loan losses; need for an allowance for acquired loan losses in excess of any credit discount due to deterioration in credit quality subsequent to acquisition; and probable losses associated with our unfunded loan commitments. The following table details the composition of our provision for credit losses for the periods indicated:

	Three months ended			Six months ended June 30,
	June 30,	March 31,	June 30,	2013	2012
(in thousands)	2013	2013	2012
Provision for originated loans	$23,904	$18,925	$25,375	$42,829	$40,902
Provision for acquired loans	896	875	2,428	1,771	6,801
Provision for unfunded commitments	400	400	297	800	397
Total	$25,200	$20,200	$28,100	$45,400	$48,100
The provision for credit losses of $25.2 million in the second quarter of 2013 reflects continued growth in our commercial portfolio, partially offset by a release of provision in our residential real estate portfolio reflecting the continued decrease in the portfolio balance. This provision included $0.4 million for unfunded loan commitments in the second quarter of 2013 as a result of the growth in our unfunded commitments. Our total unfunded commitments were $9.1 billion and $8.7 billion at June 30, 2013 and December 31, 2012, respectively. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $13 million and $12 million at June 30, 2013 and December 31, 2012, respectively.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to originated loans amounted to $23.9 million, or 0.65% of average originated loans annualized, for the quarter ended June 30, 2013, compared to $18.9 million, or

0.55% of average originated loans annualized, for the quarter ended March 31, 2013 and $25.4 million, or 0.93% of average originated loans annualized for the quarter ended June 30, 2012. This provision included $11.7 million to support sequential originated loan growth and $12.2 million to cover net charge-offs during the quarter.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our $0.9 million provision related to our acquired loans for the second quarter of 2013 was consistent with first quarter of 2013.
Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended			Six months ended June 30,
(dollars in thousands)	June 30, 2013	March 31, 2013	June 30, 2012	2013	2012
Deposit service charges	$26,482	$24,800	$21,433	$51,282	$38,470
Insurance commissions	17,692	16,355	17,072	34,047	33,905
Merchant and card fees	12,380	11,298	9,271	23,678	14,799
Wealth management services	14,945	12,845	9,207	27,790	18,246
Mortgage banking	6,882	6,424	7,174	13,306	12,823
Capital markets income	5,002	6,031	6,831	11,033	13,370
Lending and leasing	4,534	3,906	4,245	8,440	7,368
Bank owned life insurance	3,321	3,467	3,848	6,788	7,235
Gain on securities portfolio repositioning	—	—	15,895	—	15,895
Other	4,308	4,186	622	8,494	3,395
Total noninterest income	$95,546	$89,312	$95,598	$184,858	$165,506
Noninterest income as a percentage of net revenue	26.2%	25.1%	27.0%	25.7%	24.8%
Comparison to Prior Quarter
Second quarter 2013 noninterest income of $95.5 million increased $6.2 million, or 7%, compared to the prior quarter, driven by strong customer activity and sales productivity primarily in our wealth management and insurance businesses.
Deposit service charges increased 7% from the prior quarter and were driven by an increase in non-sufficient funds incidence and collection rates. Insurance commissions increased $1.3 million, or 8%, from the first quarter due to higher renewal premiums. Merchant and card fees increased 10% driven by net growth in card member accounts and higher debit card interchange from strong customer usage as purchase volume was up 10%. The improvement in purchase volumes was driven by both seasonality and the impact of new card members that we acquired during our first quarter solicitation campaign to our existing depositor household base.
Wealth management services revenues increased $2.1 million, or 16%, driven by strong annuity sales, increased sales productivity, as well as a 7% increase in assets under management. Mortgage banking revenues increased 7% to $6.9 million from $6.4 million in the first quarter of 2013. Lock volumes were essentially flat from the prior quarter, while lower gain on sale income was offset by other mortgage revenues.
Offsetting these increases, capital markets income decreased $1.0 million, or 17%, from the prior quarter to $5.0 million primarily due to lower derivative product demand and syndication activity during the quarter.

Comparison to Prior Year Quarter
Second quarter 2013 noninterest income of $95.5 million was unchanged compared to the second quarter of 2012. Excluding the $16 million gain on securities portfolio repositioning in 2012, our second quarter 2013 noninterest income increased $16 million, or 20%, primarily due to the full quarter impact of the HSBC Branch Acquisition. Higher deposit service charges also resulted from new checking account openings and fee income initiatives. Merchant and card fees increased as a result of the expansion of our credit card business stemming from the acquisition of the business from HSBC. The acquisition of $2.5 billion in assets under management from HSBC was the primary contributor to the $5.7 million, or 62%, increase in revenues from wealth management services.
Comparison to Prior Year to Date
Noninterest income for the six months ended June 30, 2013 increased $19.4 million from the same period in 2012. Noninterest income for the six months ended June 30, 2012 includes a $16 million gain on securities portfolio repositioning. Excluding this gain, the increase from 2012 to 2013 was $35.2 million and resulted primarily from the impact of our May 2012 HSBC Branch Acquisition. The acquisition of credit card business from HSBC and continued expansion of this business both contributed to the $8.9 million increase in merchant and card fees. The acquisition of $2.5 billion in assets under management from HSBC and subsequent growth in assets under management contributed to the $9.5 million increase in revenues from wealth management services.
Noninterest Expense
The following table presents our operating noninterest expenses for the periods indicated:

	Three months ended			Six months ended June 30,
(dollars in thousands)	June 30, 2013	March 31, 2013	June 30, 2012	2013	2012
Salaries and benefits	$116,305	$115,790	$104,507	$232,095	$200,984
Occupancy and equipment	28,506	28,045	24,089	56,551	46,106
Technology and communications	29,603	27,113	24,434	56,716	44,147
Marketing and advertising	5,450	4,346	6,676	9,796	13,439
Professional services	9,782	9,603	9,263	19,385	18,158
Amortization of intangibles	10,850	14,119	9,839	24,969	16,305
FDIC premiums	9,348	8,901	10,552	18,249	16,685
Merger and acquisition integration expenses	—	—	131,460	—	144,430
Restructuring charges	—	—	3,750	—	6,453
Other	25,326	29,749	21,069	55,075	39,110
Total noninterest expenses	235,170	237,666	345,639	472,836	545,817
Less nonoperating expenses:
Merger and acquisition integration expenses	—	—	(131,460)	—	(144,430)
Restructuring charges	—	—	(3,750)	—	(6,453)
Total operating noninterest expenses(1)	$235,170	$237,666	$210,429	$472,836	$394,934
Efficiency ratio(2)	64.4%	66.9%	97.5%	65.6%	81.8%
Operating efficiency ratio(1)	64.4%	66.9%	60.6%	65.6%	59.9%

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

Comparison to Prior Quarter
Second quarter 2013 GAAP noninterest expenses decreased $2 million to $235 million from the first quarter of 2013, which included $6.3 million in charges related to executive departures. Noninterest expenses in the second quarter of 2013 reflected higher incentives and variable compensation expenses related to strong fee income generation as well as additional costs related to the consolidation of five branches. Additionally, higher technology and communication expenses reflect our ongoing enhancements to our technology platform.
Compared to the first quarter of 2013, a $4.2 million increase in incentives and variable compensation expenses tied to strong fee income growth was partially offset by a sequential decline in costs associated with employee headcount and payroll taxes. The amortization of intangibles decreased $3.3 million from the prior quarter primarily reflecting the decline in amortization of the HSBC transaction related core deposit intangible.
Our efficiency ratio improved to 64.4% in the second quarter from 65.1% in the prior quarter, excluding the executive departure charges.
Comparison to Prior Year Quarter
Noninterest expenses decreased $110 million, for the quarter ended June 30, 2013 from the quarter ended June 30, 2012, which included $131 million in merger and acquisition integration expenses and $4 million in restructuring charges. Excluding these one-time charges, our noninterest expenses increased $25 million primarily due to the increased operating costs related to the acquired HSBC branches.

Salaries and benefits increased $12 million, reflective of the increase in our full time equivalent employees, resulting from the HSBC Branch Acquisition and the growth of our infrastructure from a year ago. The increases in occupancy and equipment and technology and communications reflect the additional HSBC branches and continued investments in an effort to enhance the sophistication and efficiency of our back office processes. The $1 million increase in amortization of intangibles resulted from the intangibles we recorded in connection with the HSBC Branch Acquisition.
Merger and acquisition integration expenses of $131 million for the three months ended June 30, 2012 were attributable to the HSBC Branch Acquisition.
Comparison to Prior Year to Date
Noninterest expense for the six months ended June 30, 2013 decreased $73 million from the six months ended June 30, 2012. Excluding $144 million and $6 million in merger and acquisition integration expenses and restructuring charges, respectively, in 2012, noninterest expenses increased $78 million, or 20%, in 2013 primarily as a result of operating the acquired HSBC branches.
Taxes
Our effective tax rate of 32.0% for the three months ended June 30, 2013 was consistent with 31.0% for the three months ended March 31, 2013 and decreased from 42.9% for the three months ended June 30, 2012.  The decrease from the three months ended June 30, 2012 was primarily due to lower pre-tax income in 2012 as a result of higher expense levels attributable to the HSBC Branch Acquisition resulting in pre-tax loss for the second quarter of 2012.
Our effective tax rate for the six months ended June 30, 2013 was 31.5% and 32.9% for the six months ended June 30, 2012. The decrease in the effective tax rate is primarily due to additional tax credits generated in 2013.

ANALYSIS OF FINANCIAL CONDITION AT JUNE 30, 2013
Overview
The table below details certain amounts in our Consolidated Statements of Financial Condition at the dates indicated:

(in millions)	June 30, 2013	December 31, 2012	Increase (decrease)
Investment securities	$12,203	12,714	$(511)
Loans and leases:
Commercial:
Real estate	7,482	7,093	389
Business	5,166	4,953	212
Total commercial loans	12,648	12,047	601
Consumer:
Residential real estate	3,558	3,762	(204)
Home equity	2,671	2,652	19
Indirect auto	1,050	601	449
Credit cards	303	315	(12)
Other consumer	313	334	(21)
Total consumer loans	7,895	7,663	232
Total loans and leases	20,543	19,710	832
Deposits:
Savings accounts	3,878	3,888	(10)
Interest-bearing checking	4,500	4,451	49
Money market deposits	10,014	10,581	(567)
Noninterest-bearing deposits	4,846	4,644	202
Certificates of deposit	3,912	4,113	(201)
Total deposits	27,150	27,677	(527)
Total borrowings	4,431	3,716	715
Our focus on rotating our balance sheet by using the repayments on our residential mortgage-backed investment securities portfolio to fund loan growth contributed to a portion of the $511 million decrease in our investment securities portfolio ending balance. The decrease in our investment securities portfolio was also the result of the increase in long-term interest rates as well as tightening credit spreads on some or our credit assets, which caused a decrease in our unrealized gains in our available for sale portfolio of $144 million, pre-tax.
We delivered strong growth in total loans and achieved our fourteenth consecutive quarter of double digit commercial loan growth. Key to our ability to deliver this industry-leading loan performance is attracting new customers, maintaining our discipline on credit, and leveraging our cross-solve approach to sell more to our growing customer base. Period end balances in our commercial loan portfolio increased $601 million, or 10% annualized, to $12.6 billion at June 30, 2013. Indirect auto loans increased $449 million from December 31, 2012, to an ending balance of $1.0 billion at June 30, 2013, as we originated $559 million in loans year to date. The decrease in residential mortgage loans reflected elevated industry wide prepayment levels.
Our efforts to grow our customer base, reposition our account mix, and increase our lower cost deposits are reflected in the decreases in our money market deposits and certificates of deposit and the increase in our noninterest-bearing deposits. We continued to be successful in attracting and retaining mass affluent customers through our Pinnacle checking account products.
Short-term borrowings increased $715 million from December 31, 2012 as we used short-term borrowings to fund asset growth due to the run off of our money market deposit accounts and certificates of deposit.

Lending Activities
Our primary lending activity is the origination of commercial business and commercial real estate loans, as well as residential mortgage and home equity loans to customers located within our primary market areas. Our commercial real estate and business loan portfolios provide opportunities to cross sell other fee-based banking services. Consistent with our long-term customer relationship focus, we retain the servicing rights on the majority of residential mortgage loans that we sell resulting in monthly servicing fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
Our total loans and leases outstanding increased $0.8 billion from December 31, 2012 to June 30, 2013 stemming from the continued growth in our commercial and indirect auto portfolios. Our commercial loan portfolio increased $0.6 billion, or 10% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the strong organic growth across our footprint in our commercial lending activities. Commercial loans as a percentage of our total loans of 62% remained in line with the loan type composition at December 31, 2012. During the second quarter of 2013, we originated $296 million of indirect auto loans and added 51 dealers to our network within in our contiguous footprint.
Offsetting this growth was a decrease in our residential real estate loan portfolio of $203 million which reflected the elevated industry wide prepayment levels and our strategy of selling certain newly originated residential real estate loans in the secondary market.
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	June 30, 2013		December 31, 2012		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,729	32.8%	6,466	32.8%	263
Construction	753	3.7	627	3.2	126
Business	5,166	25.1	4,953	25.1	213
Total commercial	12,648	61.6	12,047	61.1	602
Consumer:
Residential real estate	3,558	17.3	3,762	19.1	(203)
Home equity	2,671	13.0	2,652	13.5	19
Indirect auto	1,050	5.1	601	3.0	448
Credit cards	303	1.5	315	1.6	(12)
Other consumer	313	1.5	334	1.7	(21)
Total loans and leases	20,543	100.0%	19,710	100.0%	833
Allowance for loan losses	(184)		(163)		(21)
Total loans and leases, net	$20,359		19,547		812
Included in the table above are acquired loans with a carrying value of $5.4 billion and $6.3 billion at June 30, 2013 and December 31, 2012, respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated:

(in millions)	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
June 30, 2013
Commercial:
Real estate	$3,632	$776	$1,441	$1,633	$—	$7,482
Business	2,261	858	811	692	544	5,166
Total commercial	5,893	1,634	2,252	2,325	544	12,648
Consumer:
Residential real estate	1,253	74	271	1,960	—	3,558
Home equity	1,341	219	570	540	—	2,671
Indirect auto	362	2	5	198	484	1,050
Credit cards	257	29	11	6	—	303
Other consumer	256	25	28	4	—	313
Total loans and leases	$9,362	$1,984	$3,138	$5,032	$1,027	$20,543
December 31, 2012
Commercial:
Real estate	$3,536	$671	$1,336	$1,550	$—	$7,093
Business	2,390	753	619	635	556	4,953
Total commercial	5,927	1,424	1,955	2,186	556	12,047
Consumer:
Residential real estate	1,321	71	271	2,099	—	3,762
Home equity	1,316	203	581	552	—	2,652
Indirect auto	169	2	—	118	313	601
Credit cards	267	30	11	6	—	315
Other consumer	270	24	33	6	—	334
Total loans and leases	$9,270	$1,754	$2,852	$4,966	$868	$19,710

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. Our enhanced specialty offerings in equipment financing, healthcare, and syndications continue to provide additional opportunities to enhance our relationships with our existing commercial customer base, as well as attract new customers. Overall, our commercial pipelines at the end of the second quarter of 2013 continue to be robust, particularly in our newer markets.
Our Western and Eastern Pennsylvania markets have exhibited strong growth with an increase in their commercial loan portfolios of $210 million and $298 million, or 30% annualized for both regions, from the end of 2012. Over the same period, our Connecticut and Western Massachusetts market also contributed to the growth, with a 13% annualized increase.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size as of the dates indicated:

	June 30, 2013		December 31, 2012
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$496	20	$384	15
$10 million to $20 million	1,258	92	1,178	85
$5 million to $10 million	1,312	188	1,189	170
$1 million to $5 million	2,687	1,243	2,592	1,194
Less than $1 million(2)	1,729	7,158	1,750	7,423
Total commercial real estate loans	$7,482	8,701	$7,093	8,887
Commercial business loans by size:(1)
Greater than or equal to $20 million	$197	8	$259	10
$10 million to $20 million	972	73	830	65
$5 million to $10 million	967	134	1,013	145
$1 million to $5 million	1,573	699	1,450	647
Less than $1 million(2)	1,457	24,739	1,401	23,840
Total commercial business loans	$5,166	25,653	$4,953	24,707

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At June 30, 2013 and December 31, 2012, non-owner occupied commercial real estate represented 69% and 70%, respectively of the total commercial real estate balance. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the date indicated:

(in millions)	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
June 30, 2013:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$376	$74	$114	$127	$184	$876
Multifamily and apartments	983	61	136	206	83	1,469
Office and professional space	504	79	93	340	101	1,116
Retail	373	45	115	240	116	888
Warehouse and industrial	123	24	40	88	22	297
Other	265	25	145	76	28	539
Total non-owner occupied commercial real estate loans	2,624	307	642	1,077	534	5,185
Owner occupied commercial real estate loans	985	301	486	336	189	2,297
Total commercial real estate loans	$3,609	$608	$1,129	$1,413	$723	$7,482
December 31, 2012:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$370	$52	$104	$110	$95	$732
Multifamily and apartments	950	56	151	219	87	1,462
Office and professional space	517	72	91	314	106	1,100
Retail	365	42	135	222	95	858
Warehouse and industrial	129	24	55	90	18	316
Other	263	22	130	73	23	511
Total non-owner occupied commercial real estate loans	2,594	268	665	1,028	423	4,979
Owner occupied commercial real estate loans	922	265	468	319	140	2,114
Total commercial real estate loans	$3,516	$533	$1,133	$1,348	$564	$7,093

(1)	Primarily consists of loans located in states bordering our footprint.

Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	June 30, 2013		December 31, 2012
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$4,848	41.1%	$5,029	40.7%
Commercial mortgage-backed securities	1,910	16.2	2,060	16.7
Collateralized loan obligations	1,534	13.0	1,545	12.5
Asset-backed securities	945	8.0	956	7.7
Corporate debt and trust preferred securities	877	7.4	851	6.9
Other residential mortgage-backed securities	706	6.0	858	6.9
States and political subdivisions	563	4.8	608	4.9
U.S. government agencies and enterprises	354	3.0	409	3.3
Other	30	0.3	31	0.2
U.S. Treasury	20	0.2	21	0.2
Total investment securities	$11,788	100.0%	$12,368	100.0%
Since the third quarter of 2011, the Federal Reserve has taken certain actions which have resulted in lower short-term and long-term interest rates.  These actions had the impact of flattening the yield curve and reducing the yields on our investment securities portfolio. Additionally, the predictive ability of the 10 year Treasury rate as a proxy for mortgage rates has diminished. Accordingly, future mortgage rates have become more volatile and difficult to predict, and competitive market forces could cause mortgage rates to continue to rise, which could negatively impact the value of our mortgage-backed investment securities and certain loans.
At the end of the first quarter of 2013, we designated $3 billion of available for sale residential mortgage-backed securities as held to maturity. The net pre-tax unrealized gain on these securities at the time of transfer was $55 million. The securities were transferred at fair value, and the net unrealized pre-tax gain on these securities became part of the new amortized cost basis of the securities and will be amortized into interest income over the life of the securities. The amortization of this net pre-tax unrealized gain will be offset by the amortization of the related pre-tax amount recorded in other accumulated comprehensive income over the remaining life of the securities, resulting in no current or future impact to our net interest income as a result of the transfer.
The net unamortized purchase premiums on our CMO portfolio decreased to $45 million, or 1.0% of the portfolio, at June 30, 2013, from $74 million, or 1.6% of the portfolio, at December 31, 2012. For the six months ended June 30, 2013, our actual cash flows from our December 31, 2012 CMO portfolio were $844 million, which was $192 million lower than the $1.04 billion we estimated at December 31, 2012.
The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $15 million, or 2.3% of the portfolio, at June 30, 2013, from $22 million, or 2.7% of the portfolio, at December 31, 2012.
Mortgage rates have rebounded since the lows seen in the fourth quarter of 2012 and actual cash flows on our CMO portfolio were lower than expected. There were no retroactive adjustments to our residential mortgage-backed securities portfolio related to changes in prepayment speed estimates given the lack of sufficient trend data and the current levels of interest rate volatility seen and expected in the market coupled with the unprecedented actions of the Federal Reserve.
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

Our holdings in residential mortgage-backed securities were 47% and 48% of our total investment securities portfolio at June 30, 2013 and December 31, 2012, respectively. At each of June 30, 2013 and December 31, 2012, 99% of our residential mortgage-backed securities in our available for sale portfolio were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
Deposits
Our total deposits decreased $527 million from December 31, 2012 to $27.2 billion at June 30, 2013, and core deposits increased to 86% of total deposits from 85% at December 31, 2012. We continued to focus our efforts on growing our customer base, re-positioning our account mix and increasing lower cost deposits. Transaction deposits, which include interest-bearing and noninterest bearing checking balances, increased $251 million, or 5.6% annualized, from December 31, 2012 and currently represent 34% of our deposit base, up from 31% a year ago.
The average cost of interest-bearing deposits declined six basis points to 0.23% from 0.29% in the fourth quarter of 2012 and two basis points from 0.25% in the prior quarter. Pricing actions on non-transactional deposit accounts together with a favorable shift in the mix of deposits drove the decline in overall cost of interest-bearing deposits.
The increase in transaction deposits from December 31, 2012 resulted from the acquisition of new checking accounts and mass affluent households, as well as higher balances held by customers. Noninterest-bearing deposits increased $202 million, or 9% annualized.
Since 2011, we consolidated over 60 branches across our regional footprint, investing in alternative delivery platforms such as online and mobile banking. More than 100,000 customers have registered for mobile banking since its launch in January 2013. In the first half of 2013, we consolidated nine branches, including five branches in the second quarter. As customers migrate to other banking platforms, we will continue to optimize our physical branch network.
The following table illustrates the composition of our deposits at the dates indicated:

	June 30, 2013		December 31, 2012		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,878	14.3%	$3,888	14.0%	$(10)
Interest-bearing checking	4,500	16.6	4,451	16.1	49
Money market deposits	10,014	36.9	10,581	38.2	(567)
Noninterest-bearing	4,846	17.8	4,644	16.8	202
Total core deposits	23,238	85.6	23,564	85.1	(326)
Certificates	3,912	14.4	4,113	14.9	(201)
Total deposits	$27,150	100.0%	$27,677	100.0%	$(527)

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(n millions)	Upstate New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
June 30, 2013
Core deposits:
Savings	$2,452	$168	$235	$1,023	$3,878
Interest-bearing checking	2,737	600	521	642	4,500
Money market deposits	6,487	1,187	947	1,393	10,014
Noninterest-bearing	2,968	689	547	642	4,846
Total core deposits	14,644	2,644	2,250	3,700	23,238
Certificates	2,157	523	382	850	3,912
Total deposits	$16,801	$3,167	$2,632	$4,550	$27,150
December 31, 2012
Core deposits:
Savings	$2,393	$166	$230	$1,099	$3,888
Interest-bearing checking	2,625	589	622	615	4,451
Money market deposits	6,976	1,199	1,003	1,403	10,581
Noninterest-bearing	2,804	711	536	593	4,644
Total core deposits	14,798	2,665	2,391	3,710	23,564
Certificates	2,114	570	462	967	4,113
Total deposits	$16,912	$3,235	$2,853	$4,677	$27,677
(1) Includes brokered money market deposits of $291 million and $278 million at June 30, 2013 and December 31, 2012, respectively, and brokered certificates of deposit of $783 million and $635 million at June 30, 2013 and December 31, 2012, respectively.
Capital
During the first six months of 2013, our stockholders’ equity decreased $24 million primarily driven by a decline in the value of our available for sale investment securities. Net income of $138 million was offset by $89 million of unrealized losses on our available for sale investment securities, $56 million, or $0.16 per share, in common stock dividends and $15 million in preferred stock dividends. Our tangible common equity ratio was 5.80% at June 30, 2013 and 5.77% at December 31, 2012. During the same six month period, both our Tier 1 and Total risk-based regulatory capital ratios increased by 12 basis points to 9.41% and 11.35%, respectively. These increases reflect the favorable impacts of both our retained earnings and adjustments, totaling 17 basis points of capital, to disallowed deferred tax assets and goodwill. The increases were offset by a $1.2 billion increase in risk-weighted assets due to balance sheet growth and our balance sheet rotation strategy, whereby we are rotating investment security proceeds into loans.
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

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at June 30, 2013 are presented in the following table:

	Actual		Minimum amount to be well-capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$2,406	7.01%	$1,716	5.00%
Tier 1 risk-based capital	2,406	9.41	1,534	6.00
Total risk-based capital	2,901	11.35	2,556	10.00
First Niagara Bank, N.A.:
Leverage ratio	$2,572	7.50%	$1,715	5.00%
Tier 1 risk-based capital	2,572	10.08	1,531	6.00
Total risk-based capital	2,768	10.85	2,551	10.00
As of June 30, 2013, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). At June 30, 2013, the capital ratios reflect $75 million in dividends the Bank made to the Company during the first half of 2013.
In preparation for the implementation of the proposed regulatory capital rule revisions issued by the Federal Reserve pursuant to the Basel III framework, which was approved July 2013, we have analyzed the impact of the finalized requirements on our capital ratios over the phase in period. We are confident in our ability to meet the targeted capital ratios upon implementation of the revised requirements, as finalized. Based on our interpretation of the rules and our planned rotation out of assets most adversely impacted by Basel III, such as asset-backed securities and collateralized loan obligations, we estimate that our reported Tier 1 common ratio at June 30, 2013 of 7.65% would be five to ten basis points lower under Basel III.
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.

RISK MANAGEMENT
As with all companies, we face uncertainty and the management of risk is an important component of driving shareholder value and financial returns. We do this through robust governance processes and appropriate risk and control framework. We have an Enterprise Risk Management (“ERM”) framework which includes methods and processes to identify and manage risk. Successful management of risk allows us to identify situations that may significantly or materially interfere with the achievement of desired goals, or an event or activity which may cause a significant opportunity to be missed.
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
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees' in the management of risk. The main risk governance committees are the Audit Committee and Risk Committee of the Board and the Enterprise Risk Management Committee of Management ("ERMC"). The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-Committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Credit Risk Committee, Credit Policy Committee, Consumer Finance Risk Committee, Asset/Liability Committee, Management Compliance Committee, and the Information Security & Privacy Committee. These sub-committees are supported by various working groups.
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
The following table details our allocation of our allowance for loan losses by loan category at the dates indicated:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$43,347	36.5%	$37,550	36.0%
Business	106,597	25.1	99,188	25.1
Total commercial	149,944	61.6	136,738	61.1
Consumer:
Residential real estate	2,690	17.3	4,575	19.1
Home equity	5,795	13.0	5,006	13.5
Other consumer	25,279	8.1	16,203	6.3
Total	$183,708	100.0%	$162,522	100.0%
Allowance for loan losses to total loans	0.89%		0.82%

The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
(in thousands)	Business	Real estate	Residential	Home equity	Other consumer	Total
Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$99,188	$37,550	$4,515	$4,716	$14,989	$160,958
Provision for loan losses	19,486	8,964	(1,167)	2,307	13,239	42,829
Charge-offs	(13,314)	(3,791)	(1,095)	(1,677)	(5,211)	(25,088)
Recoveries	1,237	535	377	159	1,443	3,751
Balance at end of period	$106,597	$43,258	$2,630	$5,505	$24,460	$182,450
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	33,487	(1,485)	2,302	3,375	3,223	40,902
Charge-offs	(16,631)	(4,010)	(1,555)	(2,963)	(1,856)	(27,015)
Recoveries	1,530	433	280	266	803	3,312
Allowance related to loans sold	(26)	(18)	(52)	(81)	(18)	(195)
Balance at end of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196
Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$97,472	$41,344	$3,817	$6,143	$21,963	$170,739
Provision for loan losses	16,300	3,880	(896)	267	4,353	23,904
Charge-offs	(8,061)	(2,482)	(311)	(983)	(2,597)	(14,434)
Recoveries	886	516	20	78	741	2,241
Balance at end of period	$106,597	$43,258	$2,630	$5,505	$24,460	$182,450
Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145
Provision for loan losses	15,039	5,282	586	2,084	2,384	25,375
Charge-offs	(12,063)	(2,229)	(336)	(1,675)	(915)	(17,218)
Recoveries	1,105	273	181	139	391	2,089
Allowance related to loans sold	$(26)	$(18)	$(52)	$(81)	$(18)	$(195)
Balance at end of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
(in thousands)	Business	Real estate	Residential	Home equity	Other consumer	Total
Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$290	$1,214	$1,564
Provision for loan losses	—	1,771	—	—	—	1,771
Charge-offs	—	(1,772)	—	—	(441)	(2,213)
Recoveries	—	90	—	—	46	136
Balance at end of period	$—	$89	$60	$290	$819	$1,258
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	4,801	—	—	2,000	6,801
Charge-offs	—	(4,999)	—	—	(701)	(5,700)
Recoveries	—	198	—	—	113	311
Balance at end of period	$—	$—	$—	$—	$3,320	$3,320
Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$44	$60	$290	$869	$1,263
Provision for loan losses	—	896	—	—	—	896
Charge-offs	—	(897)	—	—	(55)	(952)
Recoveries	—	46	—	—	5	51
Balance at end of period	$—	$89	$60	$290	$819	$1,258
Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,601	$1,601
Provision for loan losses	—	428	—	—	2,000	2,428
Charge-offs	—	(626)	—	—	(358)	(984)
Recoveries	—	198	—	—	77	275
Balance at end of period	$—	$—	$—	$—	$3,320	$3,320
As of June 30, 2013, we had a liability for unfunded commitments of $13 million. For the six months ended June 30, 2013, we recognized a provision for credit loss related to our unfunded loan commitments of $0.8 million. Our total unfunded commitments amounted to $9.1 billion at June 30, 2013.
Our net charge-offs of $23 million for the six months ended June 30, 2013 were $6 million lower than our net charge-offs of $29 million for the six months ended June 30, 2012. The period over period decrease was driven primarily by $4 million of charge-offs on two commercial loans acquired in the Harleysville acquisition in the prior year. Total net charge-offs for the second quarter of 2013 represented 0.26% of average total loans compared with 0.21% of average total loans in the first quarter of 2013. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.33% for the second quarter of 2013 compared to 0.27% for first quarter of 2013 and 0.35% for the year ended December 31, 2012.

The following table details our net charge-offs by loan category for the periods indicated:

	Six months ended June 30,
	2013		2012
(dollars in thousands)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$4,938	0.14%	$8,378	0.26%
Business	12,077	0.48	15,101	0.74
Total commercial	17,015	0.28	23,479	0.45
Consumer:
Residential real estate	718	0.04	1,275	0.06
Home equity	1,518	0.11	2,697	0.24
Other consumer	4,163	0.58	1,641	0.82
Total	$23,414	0.23%	$29,092	0.34%
Our nonperforming loans increased to $182 million from $173 million at December 31, 2012, and increased $53 million from $129 million at June 30, 2012. The increase from June 30, 2012 was largely due to several large commercial business loans in our Upstate New York footprint. These relationships have been adequately reserved for at quarter end. Changes in regulatory guidance have also contributed to the increase since June 30, 2012. Nonperforming loans comprised 0.89% of total loans at June 30, 2013 compared to 0.88% at December 31, 2012. Excluding our acquired loans, our nonperforming loans were 1.02% of originated loans at June 30, 2013 compared to 1.07% of originated loans at December 31, 2012.
The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2013(1)	2012(1)
Nonperforming loans:
Commercial:
Real estate	$60,757	$51,968
Business	53,529	55,998
Total commercial	114,286	107,966
Consumer:
Residential real estate	29,667	27,192
Home equity	31,681	33,438
Other consumer	6,566	4,128
Total nonperforming loans	182,200	172,724
Real estate owned	8,144	10,114
Total nonperforming assets (2)	$190,344	$182,838
Loans 90 days past due and still accruing interest (3)	$167,560	$171,568
Total nonperforming assets as a percentage of total assets	0.51%	0.50%
Total nonaccruing loans as a percentage of total loans	0.89%	0.88%
Total nonaccruing originated loans as a percentage of total originated loans	1.02%	1.07%
Allowance for loan losses to nonaccruing loans	100.8%	94.1%

(1)
Includes $28 million and $30 million of nonperforming acquired lines of credit, primarily in home equity at June 30, 2013 and December 31, 2012, respectively. The remaining credit discount, recorded at acquisition is adequate to cover losses on these balances.

(2)	Nonperforming assets do not include $70 million and $46 million of performing renegotiated loans that are accruing interest at June 30, 2013 and December 31, 2012, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
An indicator of credit quality is delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies of $53 million at

June 30, 2013 in our originated loan portfolio increased from $39 million at December 31, 2012 of loans that are 30 to 89 days past due. Despite the increase in balance, as a percentage of total loans, our early stage delinquencies decreased. Our acquired loans that were 30 to 89 days past due decreased $24 million from $95 million as of December 31, 2012 to $71 million as of June 30, 2013.
The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Originated loans
Commercial:
Real estate	0.2%	0.1%	—%	0.1%	0.8%	0.8%	1.0%	0.9%
Business	0.2	0.1	0.1	0.1	0.5	0.4	0.8	0.7
Total commercial	0.2	0.1	0.1	0.1	0.7	0.6	0.9	0.8
Consumer:
Residential real estate	0.4	0.4	0.1	0.1	1.1	1.1	1.7	1.7
Home equity	0.2	0.2	0.1	0.1	0.7	0.7	1.0	1.0
Other consumer	0.6	0.6	0.2	0.1	0.2	0.2	1.1	0.9
Total consumer	0.4	0.4	0.1	0.1	0.7	0.7	1.3	1.3
Total	0.3%	0.2%	0.1%	0.1%	0.7%	0.7%	1.0%	1.0%
Acquired loans
Commercial:
Real estate	0.5%	0.5%	0.7%	0.9%	4.6%	3.9%	5.8%	5.3%
Business	0.9	0.8	0.3	0.3	2.3	1.9	3.6	3.1
Total commercial	0.6	0.6	0.6	0.7	4.1	3.4	5.2	4.8
Consumer:
Residential real estate	1.0	1.2	0.6	0.6	3.7	3.4	5.3	5.2
Home equity	0.7	0.7	0.3	0.4	1.6	1.5	2.7	2.7
Other consumer	2.5	2.1	1.3	1.4	1.8	2.7	5.5	6.1
Total consumer	0.9	1.1	0.5	0.6	2.8	2.6	4.2	4.3
Total	0.8%	0.9%	0.5%	0.6%	3.4%	3.0%	4.7%	4.5%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	June 30, 2013	December 31, 2012
Originated loans:
Pass	94.5%	94.5%
Criticized:(1)
Accrual	4.5%	4.5%
Nonaccrual	1.0	1.0
Total criticized	5.5	5.5
Total	100.0%	100.0%
Acquired loans:
Pass	87.0%	87.4%
Criticized:(1)
Accrual	12.6%	12.2%
Nonaccrual	0.4	0.4
Total criticized	13.0	12.6
Total	100.0%	100.0%

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

	Percent of total
	June 30, 2013	December 31, 2012
Originated loans by refreshed FICO score:
Over 700	76.6%	73.7%
660-700	12.4	13.6
620-660	5.8	6.2
580-620	2.5	2.8
Less than 580	2.3	3.2
No score(1)	0.4	0.5
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	71.7%	68.3%
660-700	8.2	9.6
620-660	5.1	5.7
580-620	3.3	3.8
Less than 580	4.2	5.3
No score(1)	7.5	7.3
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.

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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $141 million and $176 million as of June 30, 2013 and December 31, 2012, respectively.
The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related quarters:

(dollars in thousands)	HSBC	NewAlliance	Harleysville	National City	Total
June 30, 2013
Provision for loan losses	$—	$—	$896	$—	896
Net charge-offs	—	—	901	—	901
Net charge-offs to average loans	—%	—%	0.29%	—%	0.06%
Nonperforming loans	$5,208	$7,752	$10,680	$3,916	$27,556
Total loans (1)	1,046,492	3,033,416	1,199,236	302,507	5,581,651
Allowance for acquired loan losses	100	—	1,158	—	1,258
Credit related discount (2)	29,029	72,413	28,045	11,318	140,805
Credit related discount as percentage of loans	2.77%	2.39%	2.34%	3.74%	2.52%
Criticized loans (3)	$39,911	$157,269	$161,600	$38,940	$397,720
Classified loans (4)	29,448	109,544	129,760	26,715	295,467
Greater than 90 days past due and accruing (5)	10,492	60,193	89,245	2,965	162,895
December 31, 2012
Provision for loan losses	$—	$(129)	$1,002	$(714)	$159
Net charge-offs	—	3	1,118	198	1,319
Net charge-offs to average loans	—%	—%	0.33%	0.22%	0.08%
Nonperforming loans	$5,037	$8,702	$13,484	$2,425	$29,648
Total loans (1)	1,314,538	3,473,659	1,379,035	346,404	6,513,636
Allowance for acquired loan losses	100	—	1,464	—	1,564
Credit related discount (2)	$40,956	$84,031	$38,204	$12,790	$175,981
Credit related discount as percentage of loans	3.12%	2.42%	2.77%	3.69%	2.70%
Criticized loans (3)	$39,530	$186,266	$174,403	$41,881	$442,080
Classified loans (4)	30,044	134,932	144,708	22,524	332,208
Greater than 90 days past due and accruing	10,142	71,050	82,823	3,045	167,060

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

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

The following table provides information about our originated loan portfolio as of the dates indicated or for the related quarters:

(dollars in thousands)	June 30, 2013	December 31, 2012
Provision for loan losses	$23,904	$21,366
Net charge-offs	12,193	7,617
Net charge-offs to average loans	0.33%	0.24%
Nonperforming loans	$154,644	$143,076
Nonperforming loans to total loans	1.02%	1.07%
Total loans	$15,102,336	$13,372,357
Allowance for originated loan losses	182,450	160,958
Allowance for originated loan losses to total originated loans	1.21%	1.20%
Classified loans(1)	$405,637	$376,271
Greater than 90 days past due and accruing (2)	4,665	4,508

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
Our total allowance for loan losses related to both our originated and acquired loans increased $21 million from December 31, 2012 to $184 million at June 30, 2013 as our total provision for credit losses of $45 million exceeded our total net charge-offs of $23 million. The ratio of our total allowance for loan losses to total loans of 0.89% at June 30, 2013 compared to 0.82% as of December 31, 2012. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.21% at June 30, 2013 and remained consistent with the measure at December 31, 2012.
Of the $2.7 billion home equity portfolio at both June 30, 2013 and December 31, 2012, approximately $1.0 billion and $0.9 billion were in a first lien position at the respective period ends. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of June 30, 2013 and December 31, 2012. The Interagency Supervisory Guidance issued during the first quarter of 2012 related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans at December 31, 2012, but did not have a significant impact on our allowance for loan losses.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $122 million at June 30, 2013 from $89 million at December 31, 2012 and $107 million at March 31, 2013. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, or a rate reduction. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $70 million and $46 million at June 30, 2013 and December 31, 2012, respectively.
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
Our portfolio of mortgages serviced for others amounted to $3.4 billion and $2.9 billion at June 30, 2013 and December 31, 2012, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $8 million and $9 million at June 30, 2013 and December 31, 2012, respectively.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	June 30, 2013	December 31, 2012
30 to 59 days past due	0.34%	0.38%
60 to 89 days past due	0.10	0.16
Greater than 90 days past due	0.72	0.77
	1.16%	1.31%

Investments
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
June 30, 2013
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises:
Debt securities	$366	$374	$343	$11	$—	$—	$20
Collateralized mortgage obligations	4,833	4,830	4,817	8	3	—	2
Residential mortgage-backed securities	704	706	706	—	—	—	—
Total	5,903	5,910	5,866	19	3	—	22
Commercial mortgage-backed securities	1,831	1,910	996	643	271	—	—
Collateralized loan obligations	1,490	1,534	1,050	378	106	—	—
Asset-backed securities	936	945	668	277	—	—	—
Corporate debt and trust preferred	879	877	—	186	125	565	1
States and political subdivisions	550	563	292	223	30	1	17
Other	48	49	9	—	—	—	40
Total investment securities	$11,637	$11,788	$8,881	$1,726	$535	$566	$80
December 31, 2012
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises:
Debt securities	$415	$429	$424	$—	$—	$—	$5
Collateralized mortgage obligations	4,839	4,968	4,965	—	—	—	3
Residential mortgage-backed securities	823	858	858	—	—	—	—
Total	6,077	6,255	6,247	—	—	—	8
Commercial mortgage-backed securities	1,930	2,060	1,213	583	264	—	—
Collateralized loan obligations	1,510	1,545	1,143	352	40	—	10
Asset-backed securities	936	956	633	323	—	—	—
Corporate debt and trust preferred	827	851	—	229	155	459	8
States and political subdivisions	587	608	460	123	17	—	8
Other	90	93	6	19	14	14	40
Total investment securities	$11,958	$12,368	$9,702	$1,629	$490	$473	$74
The weighted average credit rating of our portfolio was AA- and AA at June 30, 2013 and December 31, 2012, respectively.
Subsequent to our HSBC Branch Acquisition, in which we acquired $9.9 billion in deposits but only $1.6 billion in loans, we started purchasing assets with credit risk, such as commercial mortgage-backed securities and collateralized loan obligations. As a result, our risk profile changed which warranted the formation of an oversight committee to keep risk at an acceptable level. The Credit Portfolio Oversight Committee (the "Committee") meets monthly to analyze and monitor the securities portfolio from a credit perspective. In addition to reviewing security ratings, which are one measure of risk, the Committee reviews various credit metrics for each of the portfolios including these metrics under stressed environments. For structured securities, the Committee generally reviews changes in the underlying collateral and changes in credit enhancement. In the discussion of our investment portfolio below, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.

Our commercial mortgage-backed securities ("CMBS") portfolio had an amortized cost of $1.8 billion at June 30, 2013. Gross unrealized losses on our CMBS portfolio amounted to $2.2 million and $1.3 million at June 30, 2013 and December 31, 2012, respectively. While market spreads on CMBS tightened in the second half of 2012, the fair value of our securities benefited from having completed 92% of our purchases before spreads tightened. Additionally, the structure of our CMBS and the underlying mortgage prepayment penalties limit unscheduled principal prepayments.
Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 86% of this portfolio was rated investment grade or higher at June 30, 2013. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.
The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	June 30, 2013		December 31, 2012
Credit enhancement	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
18 - 20%	$29	1%	$41	2%
20 - 25%	105	6	159	8
25 - 30%	345	19	285	15
30+%	1,352	74	1,444	75
Total	$1,831	100%	$1,930	100%
Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.5 billion at June 30, 2013. Gross unrealized losses on our CLO portfolio amounted to $1.5 million and $0.9 million at June 30, 2013 and December 31, 2012, respectively. Our CLO portfolio is predominantly variable rate and returns a 3% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of approximately 90% senior secured loans, and over 90% of the obligors are domiciled in the United States. Half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 93% of our CLO portfolio was rated investment grade or higher at June 30, 2013 and significant credit enhancements for our securities provide us protection from default. The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated (amounts in millions):

	June 30, 2013		December 31, 2012
Credit Enhancement	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
10 - 14.99%	$57	4%	$66	4%
15 - 19.99%	315	21	312	21
20 - 24.99%	181	12	238	16
25 - 29.99%	436	29	364	24
30 - 34.99%	214	14	233	15
35 - 39.99%	206	14	225	15
40+%	82	6	73	5
Total	$1,490	100%	$1,510	100%
We have assessed our securities that were in an unrealized loss position at June 30, 2013 and December 31, 2012 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. As of June 30, 2013, we have no direct exposure to the debt of European countries.
Liquidity Risk
Liquidity risk is the risk to earnings or capital arising from our inability to meet our obligations as they come due. Liquidity risk arises from our failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly or to obtain adequate funding to continue to operate profitably.
Liquidity refers to our ability to obtain cash, or to convert assets into cash timely, efficiently, and economically. Our Asset and Liability Committee ("ALCO") establishes procedures, guidelines and limits for managing and monitoring our liquidity to ensure we maintain adequate liquidity under both normal and stressed operating conditions at all times. We manage our liquidity to ensure that we have sufficient cash to:

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
As part of our liquidity risk management framework, we have a contingency funding plan (“CFP”) that is designed to address temporary and long-term liquidity disruptions.  The CFP assesses liquidity needs under normal and various stress scenarios, encompassing both idiosyncratic and systemic conditions.  The plan provides for on-going monitoring of the liquidity environment by using numerous indicators and metrics that are regularly reviewed by ALCO.   Furthermore, the CFP provides for the ongoing monitoring of the unused borrowing capacity and available sources of contingent liquidity to address unexpected liquidity needs under adverse conditions.
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $3.3 billion outstanding at June 30, 2013.
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
We have a total borrowing capacity of up to $9.0 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $5.7 billion was available as of June 30, 2013.

Uses of liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $9.1 billion and $8.7 billion at June 30, 2013 and December 31, 2012, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at each of June 30, 2013 and December 31, 2012 our unused commercial lines of credit amounted to $3.2 billion, and our unused home equity and other consumer lines of credit increased to $4.7 billion at June 30, 2013 from $4.4 billion at December 31, 2012. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $333 million and $352 million at June 30, 2013 and December 31, 2012, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages amounted to $315 million and $474 million at June 30, 2013 and December 31, 2012, respectively.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company’s liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company’s most liquid assets are cash, interest-bearing demand accounts at correspondent banks, and federal funds sold, all of which totaled $373 million at June 30, 2013. As of June 30, 2013, the Company has in excess of eight quarters of cash liquidity without reliance on dividends from the Bank.
The Company’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $75 million to the Company during the six months ended

June 30, 2013. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, the Bank could pay additional dividends of approximately $384 million to the Company without obtaining regulatory approvals.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at June 30, 2013 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$4,169	$2,354	$207	$6,730
Construction	679	44	29	752
Business	4,118	831	217	5,166
Total commercial	8,966	3,229	453	12,648
Consumer:
Residential real estate	1,157	1,783	618	3,558
Home equity	2,100	426	145	2,671
Indirect auto	419	615	16	1,050
Credit cards	303	—	—	303
Other consumer	174	92	47	313
Total consumer	4,153	2,916	826	7,895
Total loans and leases	$13,119	$6,145	$1,279	$20,543
For the loans reported in the preceding table, the following sets forth at June 30, 2013, the dollar amount of all of our fixed-rate and adjustable-rate loans due after June 30, 2014:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$1,074	$1,487	$2,561
Construction	50	23	73
Business	975	73	1,048
Total commercial	2,099	1,583	3,682
Consumer:
Residential real estate	1,279	1,122	2,401
Home equity	571	—	571
Indirect auto	631	—	631
Other consumer	138	1	139
Total consumer	2,619	1,123	3,742
Total loans and leases	$4,718	$2,706	$7,424

The following table sets forth at June 30, 2013, the dollar amount of all of our fixed-rate loans due after June 30, 2014 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$626	$287	$163	$238	$31	$1,345
2 to 3 years	528	229	117	184	26	1,084
3 to 5 years	603	300	146	193	35	1,277
Total 1 to 5 years	1,757	816	426	615	92	3,706
5 to 10 years	300	305	124	16	27	772
More than 10 years	42	158	21	—	19	240
Total	$2,099	$1,279	$571	$631	$138	$4,718
The following table sets forth at June 30, 2013, the dollar amount of all of our adjustable-rate loans due after June 30, 2014 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$489	$403	$1	$893
2 to 3 years	439	253	—	692
3 to 5 years	544	312	—	856
Total 1 to 5 years	1,472	968	1	2,441
5 to 10 years	111	154	—	265
More than 10 years	—	—	—	—
Total	$1,583	$1,122	$1	$2,706
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
The primary tool we use to assess our exposure to interest rate risk is a computer model that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment. As a result of these simulations, we take actions to limit the variability on our net interest income due to changes in interest rates. Such actions include: (i) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (ii) selling the majority of 30 year fixed-rate, conforming residential mortgage loans into the secondary market without recourse; (iii) investing in securities with predictable cash flows; (iv) growing core deposits; (v) utilizing wholesale borrowings to support cash flow needs and help match asset repricing; and (vi) employing interest rate swaps.
Our Asset and Liability Committee monitors our sensitivity to interest rates and approves strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.
Our balance sheet is naturally asset-sensitive due to our large portfolio of rate sensitive commercial loans. As a result, changes in shorter-term rates impact our net interest income more than longer-term rates.
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

	Calculated increase (decrease)
	June 30, 2013		December 31, 2012
Changes in interest rates	Net interest income	% change	Net interest income	% change
	(dollars in thousands)
+ 200 basis points (1) (2)	$45,764	4.4%	$29,511	2.8%
+ 100 basis points	22,368	2.2	11,188	1.1
- 50 basis points	(5,979)	(0.6)	(2,388)	(0.2)

(1)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)	Under a shock scenario where interest rates increase 200 basis points immediately, net interest income is estimated to increase by approximately 7% at June 30, 2013.
Operational Risk
Like all companies, we are subject to Operational Risk. We define Operational Risk as the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, the misconduct or errors of people, and adverse external events. These events may include, but are not limited to, third party attempts to disrupt or penetrate our critical systems (i.e., hacking, cyber attacks or denial-of-service attacks), inadequate vendor management or oversight, clerical errors, theft and other criminal conduct.
We manage Operational Risk through our risk management framework and internal control processes. Within this framework, our business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. In addition, we are continuing to invest in risk management systems and technology to support our businesses. The Operational Risk Committee, a senior management committee, provides oversight and assesses the most significant operational risks we face. In addition, risk management is responsible for establishing compliance program standards and policies, performing risk assessments on the business lines' adherence to laws, regulations and internal policies and procedures, and the regular monitoring of significant operating risks.

The ERMC periodically assesses the overall effectiveness of the Operational Risk Committee, our risk management program and our system of internal controls. ERMC reports the results of its review on internal controls and systems to the executive team as well as the Risk Committee and Audit Committee of our Board of Directors.

Impact of New Accounting Standards
In June 2013, the Financial Accounting Standards Board (“FASB”) released amended guidance to improve the accounting for determining whether an entity is an investment company.  The amendments change the approach to assessing investment company status and provide two required fundamental characteristics and five typical characteristics for determining whether an entity is an investment company.  The guidance becomes effective for us on January 1, 2014 and we do not expect it will have a significant impact on our financial statements.
In July 2013, the FASB released issued guidance to permit the Federal Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging.  The amendment becomes effective prospectively for new or redesignated interest rate risk hedging relationships entered into on or after July 17, 2013.  Given the elective nature of hedge accounting, the prospective nature of the guidance, and our objective to minimize ineffectiveness when hedge accounting is elected, we do not expect it will have a significant impact on our financial statements.

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$552,210	$430,862
Investment securities:
Available for sale, at fair value (amortized cost of $7,780,269 and $10,658,220 in 2013 and 2012; includes pledged securities that can be sold or repledged of $292,057 and $585,967 in 2013 and 2012)	7,916,353	10,993,605
Held to maturity, at amortized cost (fair value of $3,871,855 and $1,373,971 in 2013 and 2012; includes pledged securities that can be sold or repledged of $434,580 and $31,139 in 2013 and 2012)	3,856,960	1,299,806
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	429,740	420,277
Loans held for sale	118,104	154,745
Loans and leases (net of allowance for loan losses of $183,708 and $162,522 in 2013 and 2012)	20,359,474	19,547,490
Bank owned life insurance	410,182	404,321
Premises and equipment, net	417,021	410,561
Goodwill	2,448,506	2,483,787
Core deposit and other intangibles, net	109,054	134,023
Other assets	532,123	526,755
Total assets	$37,149,727	$36,806,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,149,836	$27,676,531
Short-term borrowings	3,698,279	2,983,718
Long-term borrowings	732,598	732,425
Other	666,270	487,000
Total liabilities	32,246,983	31,879,674
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2013 and 2012	338,002	338,002
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2013 and 2012	3,660	3,660
Additional paid-in capital	4,229,713	4,230,574
Retained earnings	450,798	398,711
Accumulated other comprehensive income	62,964	157,303
Common stock held by employee stock ownership plan, 2,134,830 and 2,179,315 shares in 2013 and 2012	(17,203)	(17,825)
Treasury stock, at cost, 12,069,892 and 13,381,063 shares in 2013 and 2012	(165,190)	(183,867)
Total stockholders’ equity	4,902,744	4,926,558
Total liabilities and stockholders’ equity	$37,149,727	$36,806,232
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Loans and leases	$209,970	$200,725	$416,610	$390,110
Investment securities and other	88,110	99,116	177,071	200,511
Total interest income	298,080	299,841	593,681	590,621
Interest expense:
Deposits	12,967	16,391	27,244	31,389
Borrowings	15,670	24,437	30,864	57,848
Total interest expense	28,637	40,828	58,108	89,237
Net interest income	269,443	259,013	535,573	501,384
Provision for credit losses	25,200	28,100	45,400	48,100
Net interest income after provision for credit losses	244,243	230,913	490,173	453,284
Noninterest income:
Deposit service charges	26,482	21,433	51,282	38,470
Insurance commissions	17,692	17,072	34,047	33,905
Merchant and card fees	12,380	9,271	23,678	14,799
Wealth management services	14,945	9,207	27,790	18,246
Mortgage banking	6,882	7,174	13,306	12,823
Capital markets income	5,002	6,831	11,033	13,370
Lending and leasing	4,534	4,245	8,440	7,368
Bank owned life insurance	3,321	3,848	6,788	7,235
Gain on securities portfolio repositioning	—	15,895	—	15,895
Other	4,308	622	8,494	3,395
Total noninterest income	95,546	95,598	184,858	165,506
Noninterest expense:
Salaries and employee benefits	116,305	104,507	232,095	200,984
Occupancy and equipment	28,506	24,089	56,551	46,106
Technology and communications	29,603	24,434	56,716	44,147
Marketing and advertising	5,450	6,676	9,796	13,439
Professional services	9,782	9,263	19,385	18,158
Amortization of intangibles	10,850	9,839	24,969	16,305
Federal deposit insurance premiums	9,348	10,552	18,249	16,685
Merger and acquisition integration expenses	—	131,460	—	144,430
Restructuring charges	—	3,750	—	6,453
Other	25,326	21,069	55,075	39,110
Total noninterest expense	235,170	345,639	472,836	545,817
Income (loss) before income taxes	104,619	(19,128)	202,195	72,973
Income taxes	33,485	(8,204)	63,776	24,032
Net income (loss)	71,134	(10,924)	138,419	48,941
Preferred stock dividend	7,547	7,547	15,094	12,662
Net income (loss) available to common stockholders	$63,587	$(18,471)	$123,325	$36,279
Earnings (loss) per share:
Basic	$0.18	$(0.05)	$0.35	$0.10
Diluted	$0.18	$(0.05)	$0.35	$0.10
Weighted average common shares outstanding:
Basic	349,542	348,941	349,411	348,882
Diluted	350,384	348,941	350,150	349,147
Dividends per common share	$0.08	$0.08	$0.16	$0.16
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$71,134	$(10,924)	$138,419	$48,941
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the period	(77,045)	(11,678)	(89,012)	35,454
Reclassification adjustment for realized gains included in net income	—	(9,798)	—	(9,798)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the period	—	2,498	(33,823)	2,498
Net unrealized (losses) gains on securities available for sale	(77,045)	(18,978)	(122,835)	28,154
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	—	(2,498)	33,823	(2,498)
Amortization of net unrealized holding gains to income during the period	(5,169)	(391)	(5,768)	(840)
Net unrealized holding (losses) gains on securities transferred during the period	(5,169)	(2,889)	28,055	(3,338)
Net unrealized gains on interest rate swaps designated as cash flow hedges arising during the period	174	8,099	346	6,359
Pension and post-retirement plans:
Pension remeasurement	—	—	—	4,612
Amortization of net loss related to pension and post-retirement plans	47	270	95	321
Total pension and post-retirement plans	47	270	95	4,933
Total other comprehensive (loss) income	(81,993)	(13,498)	(94,339)	36,108
Total comprehensive (loss) income	$(10,859)	$(24,422)	$44,080	$85,049
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2013	$338,002	$3,660	$4,230,574	$398,711	$157,303	$(17,825)	$(183,867)	$4,926,558
Net income	—	—	—	138,419	—	—	—	138,419
Total other comprehensive loss, net	—	—	—	—	(94,339)	—	—	(94,339)
ESOP shares committed to be released (88,970 shares)	—	—	—	(58)	—	622	—	564
Stock-based compensation expense	—	—	4,755	—	—	—	—	4,755
Net tax expense from stock-based compensation	—	—	(815)	—	—	—	—	(815)
Restricted stock activity (1,311,171 shares)	—	—	(4,801)	(15,023)	—	—	18,677	(1,147)
Preferred stock dividends	—	—	—	(15,094)	—	—	—	(15,094)
Common stock dividends of $0.16 per share	—	—	—	(56,157)	—	—	—	(56,157)
Balances at June 30, 2013	$338,002	$3,660	$4,229,713	$450,798	$62,964	$(17,203)	$(165,190)	$4,902,744
Balances at January 1, 2012	$338,002	$3,660	$4,228,477	$374,840	$67,812	$(19,070)	$(195,543)	$4,798,178
Net Income	—	—	—	48,941	—	—	—	48,941
Total other comprehensive income, net	—	—	—	—	36,108	—	—	36,108
ESOP shares committed to be released (89,730 shares)	—	—	13	—	—	627	—	640
Stock-based compensation expense	—	—	4,054	—	—	—	—	4,054
Excess tax benefit from stock-based compensation	—	—	155	—	—	—	—	155
Restricted stock activity (830,734 shares)	—	—	(8,848)	(4,121)	—	—	11,751	(1,218)
Preferred stock dividends	—	—	—	(12,662)	—	—	—	(12,662)
Common stock dividends of $0.16 per share	—	—	—	(55,983)	—	—	—	(55,983)
Balances at June 30, 2012	$338,002	$3,660	$4,223,851	$351,015	$103,920	$(18,443)	$(183,792)	$4,818,213
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$138,419	$48,941
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees and discounts, net	24,492	(7,280)
Provision for credit losses	45,400	48,100
Depreciation of premises and equipment	27,266	19,945
Amortization of intangibles	24,969	16,305
Gain on securities portfolio repositioning	—	(15,895)
Origination of loans held for sale	(805,675)	(687,271)
Proceeds from sales of loans held for sale	852,173	684,515
ESOP and stock based-compensation expense	5,319	4,702
Deferred income tax (benefit) expense	(7,287)	18,200
Contributions to defined benefit pension plans	—	(110,575)
Other, net	94,087	(7,082)
Net cash provided by operating activities	399,163	12,605
Cash flows from investing activities:
Proceeds from sales of securities available for sale	357,258	3,143,638
Proceeds from maturities of securities available for sale	104,239	135,397
Principal payments received on securities available for sale	776,098	1,031,348
Purchases of securities available for sale	(1,164,651)	(3,993,510)
Principal payments received on securities held to maturity	428,226	327,587
(Purchases of) proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank common stock	(9,463)	28,604
Net increase in loans and leases	(854,278)	(782,931)
Acquisitions, net of cash and cash equivalents	—	7,298,182
Purchases of premises and equipment	(34,943)	(46,812)
Other, net	(634)	26,184
Net cash (used in) provided by investing activities	(398,148)	7,167,687
Cash flows from financing activities:
Net decrease in deposits	(521,605)	(1,082,726)
Proceeds from (repayments of) short-term borrowings, net	714,561	(1,250,793)
Repayments of long-term borrowings	(557)	(5,126,190)
Dividends paid on noncumulative preferred stock	(15,094)	(12,662)
Dividends paid on common stock	(56,157)	(55,983)
Other, net	(815)	(266)
Net cash provided by (used in) financing activities	120,333	(7,528,620)
Net increase (decrease) in cash and cash equivalents	121,348	(348,328)
Cash and cash equivalents at beginning of period	430,862	836,555
Cash and cash equivalents at end of period	$552,210	$488,227

Supplemental disclosures
Cash paid during the period for:
Income taxes	$4,689	$12,460
Interest expense	61,503	171,075
Acquisition of noncash assets and liabilities:
Assets acquired	—	2,570,284
Liabilities assumed	—	9,868,466
Other noncash activity:
Securities transferred from available for sale to held to maturity (at fair value)	3,001,330	—
Securities available for sale purchased not settled	183,839	49,388
Securities transferred from held to maturity to available for sale	—	860,674

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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. Results for the six months ended June 30, 2013 do not necessarily reflect the results that may be expected for the year ending December 31, 2013. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents (1)	$7,360,218
Loans	1,599,712
Core deposit and other intangibles	84,631
Other assets	72,323
Total assets acquired	9,116,884

Deposits(2)	(9,854,589)
Other liabilities	(32,792)
Total liabilities assumed	(9,887,381)
Goodwill	$770,497

(1)	Amount is net of $772 million deposit premium paid to HSBC.

(2)	Deposits reported exclude $0.5 billion in municipal deposits that were subject to a price concession.
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
Direct costs related to the HSBC Branch Acquisition were expensed as incurred and amounted to $144 million for the six months ended June 30, 2012. There were no such costs during the six months ended June 30, 2013.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$549,779	$13,703	$(451)	$563,031
U.S. Treasury	19,952	511	—	20,463
U.S. government agencies	4,283	15	(4)	4,294
U.S. government sponsored enterprises	341,584	8,759	(1,095)	349,248
Corporate	872,870	12,087	(13,107)	871,850
Trust preferred securities	5,953	28	(359)	5,622
Total debt securities	1,794,421	35,103	(15,016)	1,814,508
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	46,123	851	(1,682)	45,292
Federal National Mortgage Association	161,205	4,197	(7)	165,395
Federal Home Loan Mortgage Corporation	211,871	4,036	—	215,907
Collateralized mortgage obligations:
Federal National Mortgage Association	814,245	337	(16,339)	798,243
Federal Home Loan Mortgage Corporation	446,650	602	(7,773)	439,479
Non-agency issued	17,665	775	(17)	18,423
Total collateralized mortgage obligations	1,278,560	1,714	(24,129)	1,256,145
Total residential mortgage-backed securities	1,697,759	10,798	(25,818)	1,682,739
Commercial mortgage-backed securities, non-agency issued	1,831,269	81,007	(2,242)	1,910,034
Total mortgage-backed securities	3,529,028	91,805	(28,060)	3,592,773
Collateralized loan obligations, non-agency issued	1,489,675	45,717	(1,488)	1,533,904
Asset-backed securities collateralized by:
Student loans	330,401	6,689	(598)	336,492
Credit cards	73,294	465	(408)	73,351
Auto loans	356,353	3,700	(721)	359,332
Other	176,272	844	(1,593)	175,523
Total asset-backed securities	936,320	11,698	(3,320)	944,698
Other	30,825	53	(408)	30,470
Total securities available for sale	$7,780,269	$184,376	$(48,292)	$7,916,353
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$19,650	$231	$(95)	$19,786
Federal National Mortgage Association	169,626	139	(4,204)	165,561
Federal Home Loan Mortgage Corporation	95,605	192	(1,251)	94,546
Collateralized mortgage obligations:
Government National Mortgage Association	1,619,664	34,411	(1,818)	1,652,257
Federal National Mortgage Association	985,839	1,177	(16,550)	970,466
Federal Home Loan Mortgage Corporation	966,576	16,350	(13,687)	969,239
Total collateralized mortgage obligations	3,572,079	51,938	(32,055)	3,591,962
Total securities held to maturity	$3,856,960	$52,500	$(37,605)	$3,871,855

	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$587,482	$20,723	$(144)	$608,061
U.S. Treasury	19,944	763	—	20,707
U.S. government agencies	4,641	13	(3)	4,651
U.S. government sponsored enterprises	390,421	13,471	—	403,892
Corporate	811,720	28,390	(3,083)	837,027
Trust preferred securities	15,524	—	(1,329)	14,195
Total debt securities	1,829,732	63,360	(4,559)	1,888,533
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	67,700	2,123	(197)	69,626
Federal National Mortgage Association	394,274	20,218	(30)	414,462
Federal Home Loan Mortgage Corporation	342,906	11,987	—	354,893
Collateralized mortgage obligations:
Government National Mortgage Association	1,060,415	30,742	—	1,091,157
Federal National Mortgage Association	1,460,400	14,968	(940)	1,474,428
Federal Home Loan Mortgage Corporation	1,036,308	11,204	(295)	1,047,217
Non-agency issued	59,604	1,544	(25)	61,123
Total collateralized mortgage obligations	3,616,727	58,458	(1,260)	3,673,925
Total residential mortgage-backed securities	4,421,607	92,786	(1,487)	4,512,906
Commercial mortgage-backed securities, non-agency issued	1,929,727	131,785	(1,291)	2,060,221
Total mortgage-backed securities	6,351,334	224,571	(2,778)	6,573,127
Collateralized loan obligations, non-agency issued	1,510,253	35,466	(854)	1,544,865
Asset-backed securities collateralized by:
Student loans	377,923	11,952	(134)	389,741
Credit cards	73,768	1,319	(12)	75,075
Auto loans	366,501	5,708	(43)	372,166
Other	117,885	781	(7)	118,659
Total asset-backed securities	936,077	19,760	(196)	955,641
Other	30,824	707	(92)	31,439
Total securities available for sale	$10,658,220	$343,864	$(8,479)	$10,993,605
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$5,988	$340	$(28)	$6,300
Federal National Mortgage Association	5,223	168	—	5,391
Federal Home Loan Mortgage Corporation	6,753	326	—	7,079
Collateralized mortgage obligations:
Government National Mortgage Association	1,006,238	48,748	(91)	1,054,895
Federal National Mortgage Association	18,463	657	—	19,120
Federal Home Loan Mortgage Corporation	257,141	24,045	—	281,186
Total collateralized mortgage obligations	1,281,842	73,450	(91)	1,355,201
Total securities held to maturity	$1,299,806	$74,284	$(119)	$1,373,971
The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
June 30, 2013	value	losses	Count	Value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$31,448	$(401)	80	$5,364	$(50)	8	$36,812	$(451)	88
U.S. government agencies	—	—	—	2,079	(4)	2	2,079	(4)	2
U.S. government sponsored enterprises	69,555	(1,095)	7	—	—	—	69,555	(1,095)	7
Corporate	391,942	(12,859)	273	24,752	(248)	1	416,694	(13,107)	274
Trust preferred securities	—	—	—	1,305	(359)	2	1,305	(359)	2
Total debt securities	492,945	(14,355)	360	33,500	(661)	13	526,445	(15,016)	373
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	20,096	(1,682)	7	—	—	—	20,096	(1,682)	7
Federal National Mortgage Association	293	(1)	3	311	(6)	2	604	(7)	5
Collateralized mortgage obligations:
Federal National Mortgage Association	697,915	(16,339)	36	—	—	—	697,915	(16,339)	36
Federal Home Loan Mortgage Corporation	309,331	(7,773)	17	—	—	—	309,331	(7,773)	17
Non-agency issued	1,112	(17)	7	—	—	—	1,112	(17)	7
Total collateralized mortgage obligations	1,008,358	(24,129)	60	—	—	—	1,008,358	(24,129)	60
Total residential mortgage-backed securities	1,028,747	(25,812)	70	311	(6)	2	1,029,058	(25,818)	72
Commercial mortgage-backed securities, non-agency issued	172,282	(2,217)	26	1,932	(25)	1	174,214	(2,242)	27
Total mortgage-backed securities	1,201,029	(28,029)	96	2,243	(31)	3	1,203,272	(28,060)	99
Collateralized loan obligations, non-agency issued	167,623	(1,488)	23	—	—	—	167,623	(1,488)	23
Asset-backed securities collateralized by:
Student loans	64,092	(598)	9	—	—	—	64,092	(598)	9
Credit card	36,078	(408)	4	—	—	—	36,078	(408)	4
Auto loans	53,534	(721)	14	—	—	—	53,534	(721)	14
Other	67,537	(1,592)	11	89	(1)	1	67,626	(1,593)	12
Total asset-backed securities	221,241	(3,319)	38	89	(1)	1	221,330	(3,320)	39
Other	14,263	(174)	3	7,768	(234)	2	22,031	(408)	5
Total securities available for sale in an unrealized loss position	$2,097,101	$(47,365)	520	$43,600	$(927)	19	$2,140,701	$(48,292)	539

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
June 30, 2013	value	losses	Count	Value	losses	Count	value	losses	Count
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$12,216	$(95)	4	$—	$—	—	$12,216	$(95)	4
Federal National Mortgage Association	149,862	(4,204)	39	—	—	—	149,862	(4,204)	39
Federal Home Loan Mortgage Corporation	83,005	(1,251)	22	—	—	—	83,005	(1,251)	22
Collateralized mortgage obligation:
Government National Mortgage Association	282,912	(1,818)	32	—	—	—	282,912	(1,818)	32
Federal National Mortgage Association	889,071	(16,550)	47	—	—	—	889,071	(16,550)	47
Federal Home Loan Mortgage Corporation	617,679	(13,687)	37	—	—	—	617,679	(13,687)	37
Total collateralized mortgage obligations	1,789,662	(32,055)	116	—	—	—	1,789,662	(32,055)	116
Total securities held to maturity in an unrealized loss position	$2,034,745	$(37,605)	181	$—	$—	—	$2,034,745	$(37,605)	181

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2012	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$21,373	$(98)	42	$4,311	$(46)	5	$25,684	$(144)	47
U.S. government agencies	—	—	—	2,237	(3)	2	2,237	(3)	2
Corporate	92,190	(2,168)	27	44,085	(915)	2	136,275	(3,083)	29
Trust preferred securities	1,005	(13)	1	13,190	(1,316)	6	14,195	(1,329)	7
Total debt securities	114,568	(2,279)	70	63,823	(2,280)	15	178,391	(4,559)	85
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	22,604	(197)	6	—	—	—	22,604	(197)	6
Federal National Mortgage Association	1,244	(22)	7	315	(8)	2	1,559	(30)	9
Collateralized mortgage obligations:
Federal National Mortgage Association	232,290	(940)	12	—	—	—	232,290	(940)	12
Federal Home Loan Mortgage Corporation	118,020	(295)	6	—	—	—	118,020	(295)	6
Non-agency issued	—	—	—	4,123	(25)	1	4,123	(25)	1
Total collateralized mortgage obligations	350,310	(1,235)	18	4,123	(25)	1	354,433	(1,260)	19
Total residential mortgage-backed securities	374,158	(1,454)	31	4,438	(33)	3	378,596	(1,487)	34
Commercial mortgage-backed securities, non-agency issued	29,660	(613)	5	31,567	(678)	4	61,227	(1,291)	9
Total mortgage-backed securities	403,818	(2,067)	36	36,005	(711)	7	439,823	(2,778)	43
Collateralized loan obligations, non-agency issued	167,997	(854)	25	—	—	—	167,997	(854)	25
Asset-backed securities collateralized by:
Student loans	2,055	(53)	1	25,641	(81)	1	27,696	(134)	2
Credit cards	5,987	(12)	2	—	—	—	5,987	(12)	2
Auto loans	41,605	(43)	7	—	—	—	41,605	(43)	7
Other	4,500	(3)	2	97	(4)	1	4,597	(7)	3
Total asset-backed securities	54,147	(111)	12	25,738	(85)	2	79,885	(196)	14
Other	—	—	—	7,936	(92)	3	7,936	(92)	3
Total securities available for sale in an unrealized loss position	$740,530	$(5,311)	143	$133,502	$(3,168)	27	$874,032	$(8,479)	170
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$1,959	$(28)	1	$—	$—	—	$1,959	$(28)	1
Collateralized mortgage obligations:
Government National Mortgage Association	23,485	(91)	2	—	—	—	23,485	(91)	2
Total securities held to maturity in an unrealized loss position	$25,444	$(119)	3	$—	$—	—	$25,444	$(119)	3
We have assessed the securities in an unrealized loss position at June 30, 2013 and December 31, 2012 and determined that the declines in fair value below amortized cost were temporary. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Scheduled contractual maturities of our investment securities at June 30, 2013 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$183,403	$184,832
After one year through five years	1,012,869	1,039,300
After five years through ten years	573,011	566,392
After ten years	25,138	23,984
Total debt securities	1,794,421	1,814,508
Mortgage-backed securities	7,385,988	7,464,628
Collateralized loan obligations	1,489,675	1,533,904
Asset-backed securities	936,320	944,698
Other	30,825	30,470
	$11,637,229	$11,788,208
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio was 2.4 years at June 30, 2013, which was consistent with the duration at December 31, 2012.
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
Our loans and leases receivable consisted of the following at the dates indicated:

	June 30, 2013			December 31, 2012
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$5,010,981	$1,718,443	$6,729,424	$4,491,440	$1,974,607	$6,466,047
Construction	699,034	53,917	752,951	552,265	74,881	627,146
Business	4,595,471	570,135	5,165,606	4,286,331	666,992	4,953,323
Total commercial	10,305,486	2,342,495	12,647,981	9,330,036	2,716,480	12,046,516
Consumer:
Residential real estate	1,784,879	1,773,395	3,558,274	1,724,134	2,037,433	3,761,567
Home equity	1,416,770	1,253,902	2,670,672	1,286,243	1,365,648	2,651,891
Indirect auto	1,049,763	—	1,049,763	601,456	—	601,456
Credit cards	303,455	—	303,455	215,001	99,972	314,973
Other consumer	241,983	71,054	313,037	215,487	118,122	333,609
Total consumer	4,796,850	3,098,351	7,895,201	4,042,321	3,621,175	7,663,496
Total loans and leases	15,102,336	5,440,846	20,543,182	13,372,357	6,337,655	19,710,012
Allowance for loan losses	(182,450)	(1,258)	(183,708)	(160,958)	(1,564)	(162,522)
Total loans and leases, net	$14,919,886	$5,439,588	$20,359,474	$13,211,399	$6,336,091	$19,547,490
As of June 30, 2013, we had a liability for unfunded loan commitments of $13 million. For the six months ended June 30, 2013, we recognized provision for credit losses related to our unfunded loan commitments of $0.8 million.
Of the $2.7 billion home equity portfolio at both June 30, 2013 and December 31, 2012, $1.0 billion and $0.9 billion were in a first lien position at the respective period ends. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of June 30, 2013 and December 31, 2012.

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

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition are as follows at the dates indicated:

	June 30, 2013	December 31, 2012
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$28,945	$31,032
Carrying amount	22,315	24,157
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	4,095,783	4,773,965
Carrying amount	4,022,963	4,690,143
Other acquired loans
Outstanding principal balance	1,454,055	1,695,979
Carrying amount	1,395,568	1,623,355
Total acquired loans
Outstanding principal balance	5,578,783	6,500,976
Carrying amount	5,440,846	6,337,655
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2012	$(1,186,900)
HSBC acquisition	(90,670)
Net reclassifications from nonaccretable yield	(28,095)
Accretion	248,533
Balance at December 31, 2012	(1,057,132)
Reclassifications from nonaccretable yield	(10,217)
Accretion	109,641
Other (1)	21,722
Balance at June 30, 2013	$(935,986)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.

During the first quarter of 2013, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances.  The increase in prepayment speed assumptions reduced our accretable discount by $21.7 million.  This change did not materially impact our interest income or net interest margin in 2013.
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
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$99,188	$37,550	$4,515	$4,716	$14,989	$160,958
Provision for loan losses	19,486	8,964	(1,167)	2,307	13,239	42,829
Charge-offs	(13,314)	(3,791)	(1,095)	(1,677)	(5,211)	(25,088)
Recoveries	1,237	535	377	159	1,443	3,751
Balance at end of period	$106,597	$43,258	$2,630	$5,505	$24,460	$182,450
Allowance for loan losses:
Individually evaluated for impairment	$4,168	$4,627	$967	$1,837	$38	$11,637
Collectively evaluated for impairment	102,429	38,631	1,663	3,668	24,422	170,813
Total	$106,597	$43,258	$2,630	$5,505	$24,460	$182,450
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$62,237	$93,873	$21,027	$6,175	$2,518	$185,830
Collectively evaluated for impairment	4,533,234	5,616,142	1,763,852	1,410,595	1,592,683	14,916,506
Total	$4,595,471	$5,710,015	$1,784,879	$1,416,770	$1,595,201	$15,102,336
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	33,487	(1,485)	2,302	3,375	3,223	40,902
Charge-offs	(16,631)	(4,010)	(1,555)	(2,963)	(1,856)	(27,015)
Recoveries	1,530	433	280	266	803	3,312
Allowance related to loans sold	(26)	(18)	(52)	(81)	(18)	(195)
Balance at end of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196
Allowance for loan losses:
Individually evaluated for impairment	$1,645	$2,734	$2,494	$397	$23	$7,293
Collectively evaluated for impairment	74,063	42,193	2,582	4,574	4,491	127,903
Total	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$40,514	$64,734	$12,405	$1,617	$72	$119,342
Collectively evaluated for impairment	3,625,421	4,419,350	1,645,333	1,192,746	389,966	11,272,816
Total	$3,665,935	$4,484,084	$1,657,738	$1,194,363	$390,038	$11,392,158

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$97,472	$41,344	$3,817	$6,143	$21,963	$170,739
Provision for loan losses	16,300	3,880	(896)	267	4,353	23,904
Charge-offs	(8,061)	(2,482)	(311)	(983)	(2,597)	(14,434)
Recoveries	886	516	20	78	741	2,241
Balance at end of period	$106,597	$43,258	$2,630	$5,505	$24,460	$182,450
Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145
Provision for loan losses	15,039	5,282	586	2,084	2,384	25,375
Charge-offs	(12,063)	(2,229)	(336)	(1,675)	(915)	(17,218)
Recoveries	1,105	273	181	139	391	2,089
Allowance related to loans sold	(26)	(18)	(52)	(81)	(18)	(195)
Balance at end of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$290	$1,214	$1,564
Provision for loan losses	—	1,771	—	—	—	1,771
Charge-offs	—	(1,772)	—	—	(441)	(2,213)
Recoveries	—	90	—	—	46	136
Balance at end of period	$—	$89	$60	$290	$819	$1,258
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	89	60	290	819	1,258
Total	$—	$89	$60	$290	$819	$1,258
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$6,610	$1,130	$—	$3,207	$—	$10,947
Collectively evaluated for impairment	379,345	—	—	995,627	10,779	1,385,751
Loans acquired with deteriorated credit quality	184,180	1,771,230	1,773,395	255,068	60,275	4,044,148
Total	$570,135	$1,772,360	$1,773,395	$1,253,902	$71,054	$5,440,846
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	4,801	—	—	2,000	6,801
Charge-offs	—	(4,999)	—	—	(701)	(5,700)
Recoveries	—	198	—	—	113	311
Balance at end of period	$—	$—	$—	$—	$3,320	$3,320
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	3,320	3,320
Total	$—	$—	$—	$—	$3,320	$3,320
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$2,849	$—	$—	$—	$—	$2,849
Collectively evaluated for impairment	549,839	—	—	1,098,995	324,729	1,973,563
Loans acquired with deteriorated credit quality	295,914	2,225,925	2,379,307	389,878	103,922	5,394,946
Total	$848,602	$2,225,925	$2,379,307	$1,488,873	$428,651	$7,371,358

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$44	$60	$290	$869	$1,263
Provision for loan losses	—	896	—	—	—	896
Charge-offs	—	(897)	—	—	(55)	(952)
Recoveries	—	46	—	—	5	51
Balance at end of period	$—	$89	$60	$290	$819	$1,258
Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,601	$1,601
Provision for loan losses	—	428	—	—	2,000	2,428
Charge-offs	—	(626)	—	—	(358)	(984)
Recoveries	—	198	—	—	77	275
Balance at end of period	$—	$—	$—	$—	$3,320	$3,320
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	June 30, 2013			December 31, 2012
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$59,624	$1,133	$60,757	$50,848	$1,120	$51,968
Business	44,658	8,871	53,529	47,066	8,932	55,998
Total commercial	104,282	10,004	114,286	97,914	10,052	107,966
Consumer:
Residential real estate	29,667	—	29,667	27,192	—	27,192
Home equity	14,601	17,080	31,681	14,233	19,205	33,438
Other consumer	6,094	472	6,566	3,737	391	4,128
Total consumer	50,362	17,552	67,914	45,162	19,596	64,758
Total	$154,644	$27,556	$182,200	$143,076	$29,648	$172,724
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$1,817	$1,466	$3,538	$3,130

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 71% and 67% of the loans’ contractual principal balance at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$65,380	$84,823	$—	$41,964	$54,926	$—
Business	31,984	51,633	—	34,336	57,442	—
Total commercial	97,364	136,456	—	76,300	112,368	—
Consumer:
Residential real estate	12,879	13,553	—	6,315	6,473	—
Home equity	2,788	3,310	—	2,992	3,406	—
Other consumer	1,371	1,809	—	1,830	1,924	—
Total consumer	17,038	18,672	—	11,137	11,803	—
Total	$114,402	$155,128	$—	$87,437	$124,171	$—
With a related allowance recorded
Commercial:
Real estate	$28,493	$38,181	$4,627	$24,550	$37,037	$2,640
Business	30,253	38,513	4,168	23,873	31,271	4,755
Total commercial	58,746	76,694	8,795	48,423	68,308	7,395
Consumer:
Residential real estate	8,148	8,576	967	13,191	13,918	3,074
Home equity	3,387	3,757	1,837	2,406	2,583	801
Other consumer	1,147	1,276	38	79	99	10
Total consumer	12,682	13,609	2,842	15,676	16,600	3,885
Total	$71,428	$90,303	$11,637	$64,099	$84,908	$11,280
Total
Commercial:
Real estate	$93,873	$123,004	$4,627	$66,514	$91,963	$2,640
Business	62,237	90,146	4,168	58,209	88,713	4,755
Total commercial	156,110	213,150	8,795	124,723	180,676	7,395
Consumer:
Residential real estate	21,027	22,129	967	19,506	20,391	3,074
Home equity	6,175	7,067	1,837	5,398	5,989	801
Other consumer	2,518	3,085	38	1,909	2,023	10
Total consumer	29,720	32,281	2,842	26,813	28,403	3,885
Total	$185,830	$245,431	$11,637	$151,536	$209,079	$11,280

The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	June 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$1,130	$4,654	$—	$1,130	$4,652	$—
Business	6,610	7,552	—	6,656	7,436	—
Total commercial	7,740	12,206	—	7,786	12,088	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	3,207	4,232	—	2,345	3,470	—
Other consumer	—	—	—	17	17	—
Total consumer	3,207	4,232	—	2,362	3,487	—
Total(1)	$10,947	$16,438	$—	$10,148	$15,575	$—

(1)	Included nonaccrual purchased credit impaired loans.
The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	June 30,
	2013		2012
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Six months ended
Commercial:
Real estate	$93,908	$803	$71,409	$563
Business	61,706	396	38,123	283
Total commercial	155,614	1,199	109,532	846
Consumer:
Residential real estate	21,115	170	12,480	206
Home equity	6,223	30	1,628	30
Other consumer	2,640	8	77	2
Total consumer	29,978	208	14,185	238
Total	$185,592	$1,407	$123,717	$1,084
Three months ended
Commercial:
Real estate	$84,938	$444	$63,161	$278
Business	64,775	169	42,562	134
Total commercial	149,713	613	105,723	412
Consumer:
Residential real estate	20,436	86	12,816	100
Home equity	5,855	14	1,687	14
Other consumer	2,215	4	74	1
Total consumer	28,506	104	14,577	115
Total	$178,219	$717	$120,300	$527

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	June 30,
	2013		2012
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Six months ended
Commercial:
Real estate	$1,107	$—	$—	$—
Business	7,098	—	1,761	—
Total commercial	8,205	—	1,761	—
Consumer:
Residential real estate	—	—	—	—
Home equity	3,199	2	—	—
Other consumer	—	—	—	—
Total consumer	3,199	2	—	—
Total(1)	$11,404	$2	$1,761	$—
Three months ended
Commercial:
Real estate	$1,176	$—	$—	$—
Business	7,287	—	3,521	—
Total commercial	8,463	—	3,521	—
Consumer:
Residential real estate	—	—	—	—
Home equity	3,043	1	—	—
Other consumer	1	—	—	—
Total consumer	3,044	1	—	—
Total(1)	$11,507	$1	$3,521	$—

(1)	Included nonaccrual purchased credit impaired loans.
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

The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
June 30, 2013
Nonaccrual loans	$114,286	$67,914	$182,200
Plus: Accruing TDRs	61,560	8,332	69,892
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11,996)	(43,319)	(55,315)
Total impaired loans(1)	$163,850	$32,927	$196,777
December 31, 2012:
Nonaccrual loans	$107,966	$64,758	$172,724
Plus: Accruing TDRs	36,380	9,900	46,280
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11,837)	(45,483)	(57,320)
Total impaired loans(1)	$132,509	$29,175	$161,684

(1)	Included nonaccrual purchased credit impaired loans.
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.

The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
June 30, 2013
Originated loans
Commercial:
Real estate	$10,904	$1,665	$44,774	$57,343	$5,652,672	$5,710,015	$3,726
Business	7,545	5,475	23,897	36,917	4,558,554	4,595,471	80
Total commercial	18,449	7,140	68,671	94,260	10,211,226	10,305,486	3,806
Consumer:
Residential real estate	7,652	2,326	20,238	30,216	1,754,663	1,784,879	—
Home equity	2,605	1,719	9,698	14,022	1,402,748	1,416,770	—
Other consumer	10,036	2,906	3,956	16,898	1,578,303	1,595,201	859
Total consumer	20,293	6,951	33,892	61,136	4,735,714	4,796,850	859
Total	$38,742	$14,091	$102,563	$155,396	$14,946,940	$15,102,336	$4,665
Acquired loans
Commercial:
Real estate	$8,081	$12,335	$81,883	$102,299	$1,670,061	$1,772,360	$80,750
Business	5,359	1,938	13,026	20,323	549,812	570,135	6,886
Total commercial	13,440	14,273	94,909	122,622	2,219,873	2,342,495	87,636
Consumer:
Residential real estate	17,330	10,527	66,490	94,347	1,679,048	1,773,395	66,490
Home equity	9,298	3,621	20,358	33,277	1,220,625	1,253,902	7,966
Other consumer	1,764	901	1,274	3,939	67,115	71,054	803
Total consumer	28,392	15,049	88,122	131,563	2,966,788	3,098,351	75,259
Total	$41,832	$29,322	$183,031	$254,185	$5,186,661	$5,440,846	$162,895
December 31, 2012
Originated loans
Commercial:
Real estate	$4,346	$2,584	$40,454	$47,384	$4,996,321	$5,043,705	$3,791
Business	5,398	4,698	19,237	29,333	4,256,998	4,286,331	315
Total commercial	9,744	7,282	59,691	76,717	9,253,319	9,330,036	4,106
Consumer:
Residential real estate	7,590	2,414	19,241	29,245	1,694,889	1,724,134	—
Home equity	2,754	1,662	8,991	13,407	1,272,836	1,286,243	—
Other consumer	6,214	1,230	2,020	9,464	1,022,480	1,031,944	402
Total consumer	16,558	5,306	30,252	52,116	3,990,205	4,042,321	402
Total	$26,302	$12,588	$89,943	$128,833	$13,243,524	$13,372,357	$4,508
Acquired loans
Commercial:
Real estate	$10,651	$18,066	$80,374	$109,091	$1,940,397	$2,049,488	$79,255
Business	5,661	1,864	12,864	20,389	646,603	666,992	5,963
Total commercial	16,312	19,930	93,238	129,480	2,587,000	2,716,480	85,218
Consumer:
Residential real estate	24,104	11,917	69,106	105,127	1,932,306	2,037,433	69,106
Home equity	10,241	5,437	20,705	36,383	1,329,265	1,365,648	7,268
Other consumer	4,506	2,968	5,859	13,333	204,761	218,094	5,468
Total consumer	38,851	20,322	95,670	154,843	3,466,332	3,621,175	81,842
Total	$55,163	$40,252	$188,908	$284,323	$6,053,332	$6,337,655	$167,060

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of Total
June 30, 2013
Originated loans:
Pass	$5,384,166	$4,357,956	$9,742,122	94.5%
Criticized:(1)
Accrual	266,225	192,857	459,082	4.5%
Nonaccrual	59,624	44,658	104,282	1.0
Total criticized	325,849	237,515	563,364	5.5
Total	$5,710,015	$4,595,471	$10,305,486	100.0%
Acquired loans:
Pass	$1,543,928	$493,657	$2,037,585	87.0%
Criticized:(1)
Accrual	227,299	67,607	294,906	12.6%
Nonaccrual	1,133	8,871	10,004	0.4
Total criticized	228,432	76,478	304,910	13.0
Total	$1,772,360	$570,135	$2,342,495	100.0%
December 31, 2012
Originated loans:
Pass	$4,745,600	$4,069,410	$8,815,010	94.5%
Criticized:(1)
Accrual	247,257	169,855	417,112	4.5%
Nonaccrual	50,848	47,066	97,914	1.0
Total criticized	298,105	216,921	515,026	5.5
Total	$5,043,705	$4,286,331	$9,330,036	100.0%
Acquired loans:
Pass	$1,794,282	$581,555	$2,375,837	87.4%
Criticized:(1)
Accrual	254,086	76,505	330,591	12.2%
Nonaccrual	1,120	8,932	10,052	0.4
Total criticized	255,206	85,437	340,643	12.6
Total	$2,049,488	$666,992	$2,716,480	100.0%

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

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Other consumer	Total	Percent of Total
June 30, 2013
Originated loans by refreshed FICO score:
Over 700	$1,519,985	$1,161,892	$991,079	$3,672,956	76.6%
660-700	124,398	141,374	327,504	593,276	12.4
620-660	57,365	56,838	163,106	277,309	5.8
580-620	34,206	27,037	60,924	122,167	2.5
Less than 580	38,713	25,763	45,634	110,110	2.3
No score(1)	10,212	3,866	6,954	21,032	0.4
Total	$1,784,879	$1,416,770	$1,595,201	$4,796,850	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,232,406	$962,129	$29,159	$2,223,694	71.7%
660-700	129,134	113,658	10,480	253,272	8.2
620-660	84,834	66,379	6,153	157,366	5.1
580-620	53,321	44,762	3,383	101,466	3.3
Less than 580	80,890	44,760	3,952	129,602	4.2
No score(1)	192,810	22,214	17,927	232,951	7.5
Total	$1,773,395	$1,253,902	$71,054	$3,098,351	100.0%
December 31, 2012
Originated loans by refreshed FICO score:
Over 700	$1,381,565	$1,009,913	$589,804	$2,981,282	73.7%
660-700	167,046	148,692	232,474	548,212	13.6
620-660	67,520	59,085	122,656	249,261	6.2
580-620	38,570	28,487	45,545	112,602	2.8
Less than 580	57,794	36,152	36,866	130,812	3.2
No score(1)	11,639	3,914	4,599	20,152	0.5
Total	$1,724,134	$1,286,243	$1,031,944	$4,042,321	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,353,416	$998,443	$120,305	$2,472,164	68.3%
660-700	176,620	136,160	35,255	348,035	9.6
620-660	103,628	83,857	19,380	206,865	5.7
580-620	72,627	53,708	9,967	136,302	3.8
Less than 580	109,337	69,664	13,594	192,595	5.3
No score(1)	221,805	23,816	19,593	265,214	7.3
Total	$2,037,433	$1,365,648	$218,094	$3,621,175	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information on our TDRs at the dates indicated:

	June 30, 2013	December 31, 2012
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$69,892	$46,280
Nonaccrual	52,343	42,244
Total troubled debt restructurings (1)	$122,235	$88,524

(1)	Includes 58 and 44 acquired loans that were restructured with a recorded investment of $3.2 million and $2.9 million at June 30, 2013 and December 31, 2012, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, deferral of principal, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Six months ended June 30, 2013
Commercial:
Commercial real estate
Extension of term	4	$6,250	$382	$510
Extension of term and rate reduction	6	15,910	740	438
Deferral of principal	1	7,782	429	—
Commercial business
Extension of term	4	7,239	1,147	170
Extension of term and rate reduction	1	112	16	9
Total commercial	16	37,293	2,714	1,127
Consumer:
Residential real estate
Extension of term	1	$118	$—	$11
Rate reduction	3	109	—	3
Deferral of principal and extension of term	2	49	—	—
Extension of term and rate reduction	6	1,529	1	44
Chapter 7 bankruptcy	8	436	—	11
Home equity
Rate reduction	1	89	—	10
Extension of term and rate reduction	1	22	—	—
Chapter 7 Bankruptcy	33	1,321	3	22
Other consumer
Chapter 7 Bankruptcy	72	1,371	15	1
Total consumer	127	5,044	19	102
Total	143	$42,337	$2,733	$1,229
Six months ended June 30, 2012
Commercial:
Commercial real estate
Extension of term	7	$3,473	$181	$—
Deferral of principal	1	259	14	—
Commercial business
Extension of term	7	3,643	428	4
Deferral of principal	1	187	—	—
Rate reduction	1	125	—	—
Combination of concession types	1	386	6	96
Total commercial	18	8,073	629	100
Consumer:
Residential real estate
Extension of term	1	$91	$2	$7
Deferral of principal and extension of term	1	613	1	27
Extension of term and rate reduction	7	830	1	216
Other	6	677	1	204
Home equity
Extension of term and rate reduction	2	124	—	25
Total consumer	17	2,335	5	479
Total	35	$10,408	$634	$579

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended June 30, 2013
Commercial:
Commercial real estate
Deferral of principal	1	$7,782	$429	$—
Extension of term and rate reduction	5	11,479	586	438
Commercial business
Extension of term and rate reduction	1	112	16	9
Total commercial	7	19,373	1,031	447
Consumer:
Residential real estate
Rate reduction	1	23	—	—
Deferral of principal and extension of term	2	49	—	—
Extension of term and rate reduction	4	883	1	—
Chapter 7 Bankruptcy	6	257	—	—
Home equity
Extension of term and rate reduction	1	22	—	—
Chapter 7 Bankruptcy	26	926	2	—
Other consumer
Chapter 7 Bankruptcy	50	1,184	12	—
Total consumer	90	3,344	15	—
Total	97	$22,717	$1,046	$447
Three months ended June 30, 2012
Commercial:
Commercial real estate
Extension of term	5	$3,144	$135	$—
Deferral of principal	1	259	14	—
Commercial business
Extension of term	3	2,306	237	2
Deferral of principal	1	187	—	—
Rate reduction	1	125	—	—
Combination of concession types	1	199	6	96
Total commercial	12	6,220	392	98
Consumer:
Residential real estate
Other	6	677	1	204
Total	18	$6,897	$393	$302

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during the periods indicated are shown below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Commercial:
Real estate	$—	$—	$—	$399
Business	—	—	—	707
Total commercial	—	—	—	1,106
Consumer:
Residential real estate	—	—	—	—
Home equity	21	—	76	—
Consumer	—	—	—	—
Total consumer	21	—	76	—
Total	$21	$—	$76	$1,106
Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	June 30,
	2013	2012
Mortgages serviced for others	$3,386,424	$2,453,285
Mortgage servicing asset recorded for loans serviced for others, net	31,278	20,399

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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
June 30, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements	$6,806	$185	$9,899	$1,020
Derivatives not designated as hedging instruments:
Interest rate swap agreements	2,678,925	68,845	2,681,576	68,863
Total derivatives	$2,685,731	$69,030	$2,691,475	$69,883
December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$14,607	$1,983
Derivatives not designated as hedging instruments:
Interest rate swap agreements	2,195,025	102,069	2,195,025	102,714
Total derivatives	$2,195,025	$102,069	$2,209,632	$104,697

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.

At June 30, 2013, some of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position of $43 million. We offset $69 million of liabilities with $26 million of assets in our Consolidated Statements of Financial Condition at June 30, 2013 related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $23 million at June 30, 2013.
At December 31, 2012, all of our interest rate swaps for which we had master netting arrangements with the counterparty were in a liability position. Accordingly, there was no offsetting in our Consolidated Statements of Financial Condition at December 31, 2012 related to these interest rate swaps. We posted collateral for these liability positions with a fair value of $125 million at December 31, 2012.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant for the three and six months ended June 30, 2013 and 2012.

Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At June 30, 2013, we did not have any derivatives classified as cash flow hedges. At June 30, 2013, there was a $5.9 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.

The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
Cash Flow Hedges	2013		2012		2013		2012
Interest rate swap agreements:
Amount of gain on derivatives recognized in other comprehensive income, net of tax	$174		$8,099		$346		$6,359
Amount of (loss) on derivatives reclassified from other comprehensive income to income	(283)	(1)	(13,003)	(2)	(562)	(1)	(14,860)	(3)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.

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

Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $9.5 million and $12.1 million for the six months ended June 30, 2013 and 2012, respectively, included in Capital Markets income in our Consolidated Statements of Income.

Note 5. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss) available to common stockholders	$63,587	$(18,471)	$123,325	$36,279
Less income allocable to unvested restricted stock awards	309	113	501	163
Net income (loss) allocable to common stockholders	$63,278	$(18,584)	$122,824	$36,116
Weighted average common shares outstanding:
Total shares issued	366,002	366,002	366,002	366,002
Unallocated employee stock ownership plan shares	(2,134)	(2,312)	(2,156)	(2,334)
Unvested restricted stock awards	(2,031)	(1,196)	(1,611)	(931)
Treasury shares	(12,295)	(13,553)	(12,824)	(13,855)
Total basic weighted average common shares outstanding	349,542	348,941	349,411	348,882
Incremental shares from assumed vesting of restricted stock awards	842	—	739	265
Total diluted weighted average common shares outstanding	350,384	348,941	350,150	349,147
Basic earnings (loss) per common share	$0.18	$(0.05)	$0.35	$0.10
Diluted earnings (loss) per common share	$0.18	$(0.05)	$0.35	$0.10
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	11,519	12,950	11,884	11,878

Note 6. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	Pretax	Income taxes	Net		Pretax	Income taxes	Net
2013
Securities available for sale:
Net unrealized holding losses arising during the period	$(125,660)	$(48,615)	$(77,045)		$(144,429)	$(55,417)	$(89,012)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	—	—	—		(54,872)	(21,049)	(33,823)
Net unrealized losses on securities available for sale	(125,660)	(48,615)	(77,045)		(199,301)	(76,466)	(122,835)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the period	—	—	—		54,872	21,049	33,823
Amortization of net unrealized holding gains to income during the period	(8,381)	(3,212)	(5,169)	(1)	(9,348)	(3,580)	(5,768)	(1)
Net unrealized holding (losses) gains on securities transferred during the period	(8,381)	(3,212)	(5,169)		45,524	17,469	28,055
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	283	109	174	(2)	562	216	346	(2)
Pension and post-retirement plans:
Amortization of net loss related to pension and post-retirement plans	47	—	47		95	—	95
Total other comprehensive loss	$(133,711)	$(51,718)	$(81,993)		$(153,120)	$(58,781)	$(94,339)

	Three months ended June 30,				Six months ended June 30,
	Pretax	Income taxes	Net		Pretax	Income taxes	Net
2012
Securities available for sale:
Net unrealized holding (losses) gains arising during the period	$(18,225)	$(6,547)	$(11,678)		$58,012	$22,558	$35,454
Reclassification adjustment for realized (gains) included in net income	(15,895)	(6,097)	(9,798)		(15,895)	(6,097)	(9,798)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	4,054	1,556	2,498		4,054	1,556	2,498
Net unrealized (losses) gains on securities available for sale	(30,066)	(11,088)	(18,978)		46,171	18,017	28,154
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	(4,054)	(1,556)	(2,498)		(4,054)	(1,556)	(2,498)
Amortization of net unrealized holding gains to income during the period	(611)	(220)	(391)	(1)	(1,329)	(489)	(840)	(1)
Net unrealized holding gains on securities transferred	(4,665)	(1,776)	(2,889)		(5,383)	(2,045)	(3,338)
Interest rate swaps designated as cash flow hedges:
Net unrealized losses (gains) arising during the period	97	10	87		(4,590)	(1,789)	(2,801)
Reclassification adjustment for realized losses included in net income	13,003	4,991	8,012	(2)	14,860	5,700	9,160	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges	13,100	5,001	8,099		10,270	3,911	6,359
Pension and postretirement plans:
Pension remeasurement	—	—	—		7,461	2,849	4,612
Amortization of net loss related to pension and post-retirement plans	333	63	270		766	445	321
Total pension and post-retirement plans	333	63	270		8,227	3,294	4,933
Total other comprehensive (loss) income	$(21,298)	$(7,800)	$(13,498)		$59,285	$23,177	$36,108
(1) Included in Interest income on investment securities and other in our Consolidated Statement of Income.
(2) Included in Interest expense on borrowings in our Consolidated Statement of Income.
The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized (losses) gains on securities transferred from available for sale to held to maturity	Unrealized (losses) gains on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2013	$206,733	$(1,691)	$(6,262)	$(41,477)	$157,303
Period change, net of tax	(122,835)	28,055	346	95	(94,339)
Balance, June 30, 2013	$83,898	$26,364	$(5,916)	$(41,382)	$62,964
Balance, January 1, 2012	$105,276	$2,652	$(13,003)	$(27,113)	$67,812
Period change, net of tax	28,154	(3,338)	6,359	4,933	36,108
Balance, June 30, 2012	$133,430	$(686)	$(6,644)	$(22,180)	$103,920

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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. Due to the lack of observable market data, we have classified our trust preferred securities and collateralized loan obligations in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services, including brokers. As of June 30, 2013, $1.7 billion of our investment securities were priced utilizing broker quotes and none were internally priced. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”

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

There were no loans held for sale that were nonaccrual or 90 or more days past due as of June 30, 2013 or December 31, 2012. The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	June 30, 2013	December 31, 2012
Fair value carrying amount	$118,104	$154,745
Aggregate unpaid principal balance	119,198	149,412
Fair value carrying amount less aggregate unpaid principal balance	$(1,094)	$5,333
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
June 30, 2013
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$563,031	$—	$563,031	$—
U.S. Treasury	20,463	20,463	—	—
U.S. government agencies	4,294	—	4,294	—
U.S. government sponsored enterprises	349,248	—	349,248	—
Corporate	871,850	—	871,850	—
Trust preferred securities	5,622	—	—	5,622
Total debt securities	1,814,508	20,463	1,788,423	5,622
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	45,292	—	45,292	—
Federal National Mortgage Association	165,395	—	165,395	—
Federal Home Loan Mortgage Corporation	215,907	—	215,907	—
Collateralized mortgage obligations:
Federal National Mortgage Association	798,243	—	798,243	—
Federal Home Loan Mortgage Corporation	439,479	—	439,479	—
Non-agency issued	18,423	—	18,423	—
Total collateralized mortgage obligations	1,256,145	—	1,256,145	—
Total residential mortgage-backed securities	1,682,739	—	1,682,739	—
Commercial mortgage-backed securities, non-agency issued	1,910,034	—	1,910,034	—
Total mortgage-backed securities	3,592,773	—	3,592,773	—
Collateralized loan obligations, non-agency issued	1,533,904	—	—	1,533,904
Asset-backed securities collateralized by:
Student loans	336,492	—	336,492	—
Credit cards	73,351	—	73,351	—
Auto loans	359,332	—	359,332	—
Other	175,523	—	175,523	—
Total asset-backed securities	944,698	—	944,698	—
Other	30,470	22,326	8,144	—
Total securities available for sale	7,916,353	42,789	6,334,038	1,539,526
Loans held for sale (1)	118,104	—	118,104	—
Derivatives	69,030	—	69,030	—
Total assets	$8,103,487	$42,789	$6,521,172	$1,539,526
Liabilities:
Derivatives	$69,883	$—	$69,883	$—

(1)	Represents loans for which we have elected the fair value option.

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2013. During the first quarter of 2012, we transferred $158 million of collateralized loan obligations (“CLOs”) from level 2 to level 3 of the fair value hierarchy. We began purchasing the investments in the fourth quarter of 2011 and while our purchase price provided observable data regarding the fair value of the securities in the fourth quarter of 2011, observable market data was not been available to incorporate into the pricing during 2012 and our purchase price became less relevant as time elapsed from the purchase date. As a result, the fair values utilized significant unobservable inputs and warranted classification as level 3 fair value measurements.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$608,061	$—	$608,061	$—
U.S. Treasury	20,707	20,707	—	—
U.S. government agencies	4,651	—	4,651	—
U.S. government sponsored enterprises	403,892	—	403,892	—
Corporate	837,027	—	837,027	—
Trust preferred securities	14,195	—	—	14,195
Total debt securities	1,888,533	20,707	1,853,631	14,195
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	69,626	—	69,626	—
Federal National Mortgage Association	414,462	—	414,462	—
Federal Home Loan Mortgage Corporation	354,893	—	354,893	—
Collateralized mortgage obligations:
Government National Mortgage Association	1,091,157	—	1,091,157	—
Federal National Mortgage Association	1,474,428	—	1,474,428	—
Federal Home Loan Mortgage Corporation	1,047,217	—	1,047,217	—
Non-agency issued	61,123	—	61,123	—
Total collateralized mortgage obligations	3,673,925	—	3,673,925	—
Total residential mortgage-backed securities	4,512,906	—	4,512,906	—
Commercial mortgage-backed securities, non-agency issued	2,060,221	—	2,060,221	—
Total mortgage-backed securities	6,573,127	—	6,573,127	—
Collateralized loan obligations, non-agency issued	1,544,865	—	—	1,544,865
Asset-backed securities collateralized by:
Student loans	389,741	—	389,741	—
Credit cards	75,075	—	75,075	—
Auto loans	372,166	—	372,166	—
Other	118,659	—	118,659	—
Total asset-backed securities	955,641	—	955,641	—
Other	31,439	23,311	8,128	—
Total securities available for sale	10,993,605	44,018	9,390,527	1,559,060
Loans held for sale (1)	154,745	—	154,745	—
Derivatives	102,069	—	102,069	—
Total assets	$11,250,419	$44,018	$9,647,341	$1,559,060
Liabilities:
Derivatives	$104,697	$—	$104,697	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Six months ended June 30, 2013
Collateral dependent impaired loans	$42,002	$—	$34,018	$7,984	$(3,900)
Six months ended June 30, 2012
Collateral dependent impaired loans	$18,208	$—	$10,626	$7,582	$(5,461)
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
During the six months ended June 30, 2013, we recorded an increase of $3.9 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $42 million at June 30, 2013, which is included in our provision for credit losses. During the six months ended June 30, 2012 we recorded an increase of $5.5 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $18 million at June 30, 2012, which is included in our provision for credit losses.

Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Six months ended June 30,
	2013			2012
	Trust preferred securities	Collateralized loan obligations	Total	Trust preferred securities	Collateralized loan obligations	Total
Balance at beginning of period	$14,195	$1,544,865	$1,559,060	$25,032	$—	$25,032
Transfers from level 2(1)	—	—	—	—	157,999	157,999
Purchases	—	73,392	73,392	—	840,492	840,492
Settlements	(8,854)	(93,932)	(102,786)	(12,199)	—	(12,199)
Gains (losses) included in other comprehensive income	998	9,617	10,615	2,345	(10,307)	(7,962)
Losses included in earnings	(717)	(38)	(755)	(486)	—	(486)
Balance at end of period	$5,622	$1,533,904	$1,539,526	$14,692	$988,184	$1,002,876

(1)	Our policy is to recognize the transfer at the beginning of the period.

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
As of June 30, 2013, the fair values of our trust preferred securities and CLOs are all based upon third party pricing without adjustment and as a result the assets are not included in the above table. As of December 31, 2012, the fair values of our trust preferred securities were based upon third party pricing without adjustment and as a result the assets are not included in the above table.
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

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	June 30, 2013				December 31, 2012
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$552,210	$552,210	1		$430,862	$430,862	1
Investment securities available for sale	7,916,353	7,916,353	1,2,3	(1)	10,993,605	10,993,605	1,2,3	(1)
Investment securities held to maturity	3,856,960	3,871,855	2		1,299,806	1,373,971	2
Federal Home Loan Bank and Federal Reserve Bank common stock	429,740	429,740	2		420,277	420,277	2
Loans held for sale	118,104	118,104	2		154,745	154,745	2
Loans and leases, net	20,359,474	20,811,940	2,3	(2)	19,547,490	20,213,465	2,3	(2)
Derivatives	69,030	69,030	2		102,069	102,069	2
Accrued interest receivable	105,906	105,906	2		107,757	107,757	2
Financial liabilities:
Deposits	$27,149,836	27,271,428	2		$27,676,531	$27,852,175	2
Borrowings	4,430,877	4,465,031	2		3,716,143	3,773,787	2
Derivatives	69,883	69,883	2		104,697	104,697	2
Accrued interest payable	10,997	10,997	2		9,695	9,695	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $34 million and $31 million of collateral dependent impaired loans without significant adjustments made to appraised values at June 30, 2013 and December 31, 2012, respectively. All other loans and leases are classified as level 3.

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
Selected financial information for our segments follows for the periods indicated:

	Banking	Financial services	Consolidated total
Three months ended June 30, 2013
Net interest income	$269,443	$—	$269,443
Provision for credit losses	25,200	—	25,200
Net interest income after provision for credit losses	244,243	—	244,243
Noninterest income	77,872	17,674	95,546
Amortization of intangibles	9,990	860	10,850
Other noninterest expense	211,327	12,993	224,320
Income before income taxes	100,798	3,821	104,619
Income tax expense	32,019	1,466	33,485
Net income	$68,779	$2,355	$71,134
Three months ended June 30, 2012
Net interest income	$259,020	$(7)	$259,013
Provision for credit losses	28,100	—	28,100
Net interest income after provision for credit losses	230,920	(7)	230,913
Noninterest income	78,790	16,808	95,598
Amortization of core deposit and other intangibles	8,759	1,080	9,839
Other noninterest expense	323,241	12,559	335,800
(Loss)/Income before income taxes	(22,290)	3,162	(19,128)
Income tax (benefit)/expense	(9,422)	1,218	(8,204)
Net (loss)/income	$(12,868)	$1,944	$(10,924)
Six months ended June 30, 2013
Net interest income	$535,573	$—	$535,573
Provision for credit losses	45,400	—	45,400
Net interest income after provision for credit losses	490,173	—	490,173
Noninterest income	150,798	34,060	184,858
Amortization of intangibles	23,202	1,767	24,969
Other noninterest expense	422,012	25,855	447,867
Income before income taxes	195,757	6,438	202,195
Income tax expense	61,306	2,470	63,776
Net income	$134,451	$3,968	$138,419
Six months ended June 30, 2012
Net interest income	$501,402	$(18)	$501,384
Provision for credit losses	48,100	—	48,100
Net interest income after provision for credit losses	453,302	(18)	453,284
Noninterest income	131,833	33,673	165,506
Amortization of core deposit and other intangibles	14,083	2,222	16,305
Other noninterest expense	504,065	25,447	529,512
Income before income taxes	66,987	5,986	72,973
Income tax expense	21,736	2,296	24,032
Net income	$45,251	$3,690	$48,941

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2013 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2013.
During the quarter ended June 30, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial position or liquidity.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2012 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the second quarter of 2013.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)Not applicable.
(b)Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
10.1	Separation Agreement for John R. Koelmel
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: August 9, 2013	By:	/s/ Gary M. Crosby
Gary M. Crosby
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)