Form 10-Q
period 2013-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2013-11-07
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of November 6, 2013, there were issued and outstanding 353,969,354 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2013

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
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At September 30, 2013, we had $37 billion in assets, $27 billion in deposits, and 422 full-service branch locations across New York, Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
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
BUSINESS AND INDUSTRY
We operate a multi-faceted regional bank that provides our customers with a full range of products and services. These products include commercial and residential real estate loans, commercial business loans and leases, home equity and other consumer loans, wealth management products, as well as various retail consumer and commercial deposit products and services. Additionally, we offer insurance services through a wholly-owned subsidiary of the Bank. Our business model has and will continue to evolve from our thrift roots to a relationship based community banking model that is supported by enhanced products and services that better serve our customer needs. Among our priorities, we will continue to invest in our digital platform and treasury management capabilities, as well as make continuous improvements in our technology platform, to drive future growth in fee income.
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates, the structure of the instrument, and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as actions and policies of the federal government and its regulatory agencies, including the Federal Reserve. While the prolonged low interest rate and weak economic environment has pressured our net interest income and margin in recent years, more recently, the competition from banks and non-banks has intensified both from a pricing and structural perspective. Absent an improvement in the competitive environment, net interest income will be challenged until we see an increase in short term interest rates. We manage our interest rate risk as described in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
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
Since the third quarter of 2011, the Federal Reserve has taken certain actions which have resulted in lower longer-term interest rates.  Most recently, in September 2013, the Federal Reserve announced that it would continue its purchases of Treasury and agency mortgage-backed securities at its current levels of $85 million per month and not taper its purchases, as previously anticipated. The cumulative result of the Federal Reserve's actions had the impact of flattening the yield curve and reducing the yields on earning assets that are (a) adjustable rate and directly tied to longer term rates, such as certain commercial real estate loan products that we offer, and (b) fixed rate where the rate is based on longer-term rates, such as certain of our residential real estate loan products. As a consequence, the predictive ability of the 10 year Treasury rate as a proxy for mortgage rates has recently diminished. Accordingly, forward mortgage rates have become more difficult to predict, and competitive market forces have caused mortgage rates to continue to rise, which has negatively impacted mortgage origination volumes and the value of our mortgage-backed investment securities and certain loans.
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
More recently, competition for loans, particularly commercial loans, has intensified given the weak economic activity within our markets and nationally. This increased competition from banks and non-banks has resulted in accelerated loan prepayments, particularly in our investor owned commercial real estate portfolio as borrowers gravitate towards financial institutions that are more willing to compete on price, loan structures or tenure. This competition is most notable in Eastern Pennsylvania and New England.

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
We have analyzed the impact of the finalized requirements. Based on our preliminary interpretation of the rules and our planned reduction of asset-backed securities and collateralized loan obligations that will be subject to significant risk weighting increases under Basel III, we estimated that our reported Tier 1 common ratio, on a fully phased in basis, would be five to ten basis points lower than our current level under the New Capital Rules. We are confident in our ability to meet the minimum capital ratios plus the capital conservation buffer upon implementation of the revised requirements.
The New Capital Rules are more fully described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.
In July 2013, the U.S. District Court for the District of Columbia (the "District Court") issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning electronic debit card transaction fees and network exclusivity arrangements (i.e., routing for PIN and signature debit card transactions) (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act (the “Durbin Amendment”.) The District Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule's maximum permissible fees of 21 cents per transactions were too high. In addition, the District Court held that Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. In September 2013, the District Court agreed to stay its ruling pending the Federal Reserve's appeal to the District of Columbia Circuit Court of Appeals. We are currently evaluating the impact of the ruling on our business, and will continue to monitor future developments.  We recorded $20 million and $18 million of debit card interchange revenues for the nine months ended September 30, 2013 and 2012, respectively.

The Consumer Financial Protection Bureau (the “CFPB”) continues to provide guidance and adopt rules relevant to our businesses. In June 2013, the CFPB released a report regarding financial institutions' provision of overdraft coverage on debit card transactions and ATM withdrawals. In March 2013, the CFPB provided guidance about compliance with the fair lending requirements of the Equal Credit Opportunity Act and its implementing regulation, Regulation B, as they pertain to indirect automobile lending. We are evaluating our policies and procedures in light of these new releases and the CFPB's issuance in the first quarter of 2013 of amendments to Regulation Z, which, among other things, requires creditors to make a reasonable, good faith determination of a consumer's ability to repay certain mortgage loans and establishes certain protections from liability under this requirement for “qualified mortgages.”
In order to address compliance with the regulatory matters noted above and our ongoing efforts to comply with other regulatory matters such as the Dodd-Frank Act, many of which have yet to be defined, we will continue to invest in technology and other business initiatives, and as a result will incur increasing levels of operating expense related to such regulatory compliance.
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
Investment Securities
As of September 30, 2013, our available for sale and held to maturity investment securities totaled $11.5 billion, or 31% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at September 30, 2013 or December 31, 2012. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price, or based on internally developed models which consider estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At September 30, 2013, the par value of our portfolio of residential mortgage-backed securities totaled $5.3 billion, which included $4.7 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.1 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.
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
Goodwill
We recorded the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We do not amortize goodwill and we review it for impairment at our reporting unit level on an annual basis, as of November 1, and when events or changes in circumstances indicate that the carrying amounts may be impaired. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment's management. We have two reporting units: Banking and Financial Services.
The goodwill impairment review is a multi-step process that begins with determining whether or not each reporting unit's fair value is less than its carrying amount (including goodwill). We have the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount (Step 0). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we proceed to a quantitative analysis where we compare each reporting unit’s fair value to its carrying value to identify potential impairment (Step 1). If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. Determining the fair value of a reporting unit as part of the Step 1 analysis involves significant judgment. Inputs and assumptions, such as future cash flows and earnings, discount rates, the assessment of relevant market transactions for comparability and the resulting control premium assumption, and multiples of relevant financial statement metrics, such as tangible book value and estimated earnings, are all estimates involving significant judgment. We are also required to assess the reasonableness of the overall combined fair value of our reporting units by reference to our market capitalization over time.
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

SELECTED QUARTERLY FINANCIAL DATA

	2013			2012
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
Selected financial condition data: (in millions)
Total assets	$37,341	$37,150	$36,845	$36,806	$35,874
Loans and leases, net	20,891	20,359	19,863	19,547	18,957
Investment securities:
Available for sale	7,610	7,916	7,876	10,994	10,580
Held to maturity	3,842	3,857	4,219	1,300	1,388
Goodwill and other intangibles	2,550	2,558	2,568	2,618	2,627
Deposits	26,969	27,150	27,733	27,677	27,698
Borrowings	4,902	4,431	3,661	3,716	2,728
Stockholders’ equity	$4,938	4,903	$4,947	$4,927	$4,915
Common shares outstanding	354	354	353	353	353
Selected operations data: (in thousands)
Interest income	$306,742	$298,080	$295,601	$283,599	$301,868
Interest expense	29,202	28,637	29,471	31,313	32,263
Net interest income	277,540	269,443	266,130	252,286	269,605
Provision for credit losses	27,600	25,200	20,200	22,000	22,200
Net interest income after provision for credit losses	249,940	244,243	245,930	230,286	247,405
Noninterest income(1)	91,422	95,546	89,312	91,821	102,203
Merger and acquisition integration expenses	—	—	—	3,678	29,404
Noninterest expense	231,193	235,170	237,666	235,106	237,138
Income before income tax	110,169	104,619	97,576	83,323	83,066
Income tax expense	31,026	33,485	30,291	22,226	24,682
Net income	79,143	71,134	67,285	61,097	58,384
Preferred stock dividend	7,547	7,547	7,547	7,547	7,547
Net income available to common stockholders	$71,596	$63,587	$59,738	$53,550	$50,837
Common stock and related per share data:
Earnings per common share:
Basic	$0.20	$0.18	$0.17	$0.15	$0.15
Diluted	0.20	0.18	0.17	0.15	0.14
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value(2)	13.15	13.06	13.19	13.15	13.11
Tangible book value per share(2)(3)	5.86	5.74	5.84	5.65	5.59
Market Price (NASDAQ: FNFG):
High	11.02	10.17	8.94	8.52	8.50
Low	9.78	8.79	7.68	7.08	7.14
Close	10.37	10.07	8.86	7.93	8.07

(1)	Includes $5 million gain on sale of mortgage-backed securities from securities portfolio repositioning for the quarter ended September 30, 2012.

(2)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(3)
Tangible common equity is used to calculate tangible book value per common share and excludes goodwill and other intangible assets of $2.5 billion as of September 30, 2013, and $2.6 billion as of June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012. Tangible common equity also excludes preferred stock of $338 million for all periods indicated. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

	2013			2012
At or for the quarter ended (dollars in millions)	September 30	June 30	March 31	December 31	September 30
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.85%	0.77%	0.74%	0.67%	0.66%
Common equity:
Return on average common equity	6.18	5.48	5.24	4.62	4.46
Return on average tangible common equity(2)	13.92	12.21	12.05	10.72	10.60
Total equity:
Return on average equity	6.37	5.72	5.50	4.92	4.77
Return on average tangible equity(3)	13.20	11.75	11.62	10.45	10.34
Net interest rate spread	3.32	3.28	3.32	3.13	3.45
Net interest rate margin	3.40	3.36	3.39	3.22	3.54
Efficiency ratio(4)	62.7	64.4	66.9	69.4	71.7
Operating expenses as a percentage of average loans and deposits(5)	0.49	0.50	0.50	0.50	0.51
Effective tax rate	28.2	32.0	31.0	26.7	29.7
Dividend payout ratio	40.00	44.44	47.06	53.33	53.33
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.40	11.35	11.38	11.23	11.48
Tier 1 risk-based capital	9.45	9.41	9.45	9.29	9.51
Tier 1 risk-based common capital(6)	7.72	7.65	7.64	7.45	7.59
Leverage ratio	7.14	7.01	6.92	6.75	6.83
Ratio of stockholders’ equity to total assets	13.22	13.20	13.43	13.39	13.70
Ratio of tangible common stockholders’ equity to tangible assets(7)	5.89%	5.80%	5.95%	5.77%	5.87%
Risk-weighted assets	$26,077	$25,564	$24,949	$24,379	$23,403
First Niagara Bank:
Total risk-based capital	10.89%	10.85%	10.89%	10.66%	10.88%
Tier 1 risk-based capital	10.08	10.08	10.15	9.94	10.19
Leverage ratio	7.61%	7.50%	7.43%	7.23%	7.32%
Risk-weighted assets	$26,037	$25,520	$24,933	$24,379	$23,390
Asset quality:
Total nonaccruing loans	175	182	173	173	142
Other nonperforming assets	24	8	11	10	10
Total classified loans(8)	648	701	720	708	693
Total criticized loans(9)	978	1,012	1,045	1,003	991
Allowance for loan losses	198	184	172	163	150
Net loan charge-offs	$13	$13	$10	$9	$10
Net charge-offs to average loans	0.25%	0.26%	0.21%	0.18%	0.21%
Provision to average loans	0.52	0.49	0.40	0.45	0.47
Total nonaccruing loans to total loans	0.83	0.89	0.87	0.88	0.75
Total nonperforming assets to total assets	0.53	0.51	0.50	0.50	0.42
Allowance for loan losses to total loans	0.94	0.89	0.86	0.82	0.78
Allowance for loan losses to nonaccruing loans	113.0	100.8	99.2	94.1	105.3
Asset quality-originated loans(10):
Net charge-offs of originated loans to average originated loans	0.33	0.33	0.27	0.24	0.30
Provision for originated loans to average originated loans	0.65	0.65	0.55	0.67	0.72
Total nonaccruing originated loans to total originated loans	0.89	1.02	1.03	1.07	0.93
Allowance for originated loan losses to originated loans	1.20%	1.21%	1.21%	1.20%	1.20%
Other data:
Number of full service branches	422	422	427	430	432
Full time equivalent employees	5,788	5,779	5,875	5,927	6,036

(1)	Computed using daily averages. Annualized where appropriate.

(2)
Average tangible common equity excludes average goodwill, other intangibles and preferred stock of $2.9 billion for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013, and $3.0 billion for the quarters ended December 31, 2012 and September 30, 2012. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(3)
Average tangible equity excludes average goodwill and other intangibles of $2.6 billion. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(4)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(5)
Operating expenses exclude merger and acquisition expenses and restructuring charges of $3.7 million and $29.4 million for the quarters ended December 31, 2012 and September 30, 2012, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

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

(7)
Tangible common stockholders’ equity and tangible assets exclude goodwill, other intangibles, and preferred stock of $2.9 billion as of September 30, 2013, June 30, 2013, and March 31, 2013, and $3.0 billion as of December 31, 2012 and September 30, 2012. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

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

	Three months ended			Nine months ended September 30,
	September 30,	June 30,	September 30,	2013	2012
(in thousands, except per share data)	2013	2013	2012
Operating results (Non-GAAP):
Net interest income	$277,540	$269,443	$269,605	$813,113	$779,347
Provision for credit losses	27,600	25,200	22,200	73,000	70,300
Noninterest income	91,422	95,546	96,866	276,280	246,477
Noninterest expense	231,193	235,170	237,138	704,029	632,072
Income tax expense	31,026	33,485	33,106	94,802	107,184
Net operating income (Non-GAAP)	$79,143	$71,134	$74,027	$217,562	$216,268
Operating earnings per diluted share (Non-GAAP)	$0.20	$0.18	$0.19	$0.55	$0.56
Reconciliation of net operating income to net income	$79,143	$71,134	$74,027	$217,562	$216,268
Nonoperating income and expenses, net of tax at effective tax rate:
Gain on securities portfolio repositioning ($5,337 pre-tax and $21,232 pre-tax for the three and nine months ended September 30, 2012, respectively)	—	—	3,469	—	13,800
Retroactive premium amortization on securities portfolio ($8,358 pre-tax)	—	—	—	—	(5,558)
Merger and acquisition integration expenses ($29,404 pre-tax and $173,834 pre-tax for the three and nine months ended September 30, 2012, respectively)	—	—	(19,112)	—	(112,991)
Restructuring charges ($6,453 pre-tax)	—	—	—	—	(4,194)
Total nonoperating expenses, net of tax	—	—	(15,643)	—	(108,943)
Net income (GAAP)	$79,143	$71,134	$58,384	$217,562	$107,325
Earnings per diluted share (GAAP)	$0.20	$0.18	$0.14	$0.55	$0.25
Despite challenges presented by the macro-economic, regulatory and competitive environment, we delivered steady earnings during the third quarter of 2013 highlighted by balance sheet growth, consistent credit quality, and positive operating leverage. Results also reflect a nonrecurring tax benefit of approximately $4.9 million (post-tax.) Net interest income benefited from the continuation of balance sheet growth and commercial real estate early payoff penalty income, as well as certain favorable adjustments in our collateralized mortgage obligation portfolio related to the rapid increase in mortgage rates which, in turn, negatively impacted mortgage banking revenues. Net interest income also benefited approximately $5.9 million from the recognition of discounts on the early payoff of certain collateralized loan obligations ("CLOs") and other favorable loan adjustments, all of which are not expected to continue in the normal course of business.
In the third quarter of 2013, average loans increased an annualized 10% over the prior quarter driven primarily by seasonally strong originations in our indirect auto platform. Commercial loans, which include business and commercial real estate loans, increased 7% annualized. Despite a healthy pipeline headed into the quarter, the growth in commercial loans was tempered by an intensifying competitive landscape which continues to drive an escalating degradation of pricing and loan structures.
More recently, competition for loans, particularly commercial loans, has intensified given the weak economic activity within our markets and nationally. This increased competition from banks and non-banks has resulted in accelerated loan prepayments, particularly in our investor owned commercial real estate portfolio as borrowers gravitate towards financial institutions that are more willing to compete on price, loan structures or tenure. This competition is most notable in Eastern Pennsylvania and New England.

In the third quarter of 2013, the commercial real estate yield differential between our newly originated loans and the loans that paid down was approximately 120 basis points. While some of this decline is driven by pricing contraction, the majority of the decline was driven by the replacement of higher yielding, fixed rate, longer duration loans that prepaid or refinanced away with lower yielding, shorter duration, and variable rate products. Such yield differential has and will continue to weigh on net interest income in subsequent periods.

Our ability to gain market share and generate above-industry loan volumes in 2013 together with pricing actions on our deposits has enabled us to mitigate some of the net interest income pressures to date.

While our spreads on new loan originations have held up relatively in line with the prior quarter, there is evidence that spreads for the types of loans we originate are and will continue to be under pressure. While we will compete to an extent on price, weakly structured loans offered by some participants continue to be a concerning trend across the industry as we will not make loans with such structural concessions. As we continue to maintain our credit discipline, we may not be able to continue to grow our loan portfolio sufficiently to mitigate the impact on net interest income.
Third quarter 2013 noninterest income of $91.4 million decreased $4.1 million, or 4%, compared to the prior quarter, driven primarily by lower mortgage banking gain-on-sale revenues, which was partially offset by increases in most other noninterest income categories. The improvement in recent quarters in deposit service charges can be attributed to higher non-sufficient fund (NSF) incidence rates and higher collection rates. We expect deposit service charges to remain relatively flat in the near term; over the longer-term, our investments in and the delivery of Treasury Management and Digital solutions to our commercial and retail consumers will drive our fee income contribution closer to that of our peer group. Mortgage application and refinance volumes have ebbed as industry gain-on-sale margins have normalized resulting in significant contraction in mortgage banking revenues. Our focus in mortgage remains on market share gains, particularly in the purchase market. Consistent with our experience in 2013, increased competition and the impact of Dodd-Frank Act’s definition of Eligible Market Participants for derivative swap transactions has and will continue to challenge capital markets revenues. Competition in the insurance industry continues to be strong as the market remains soft, limiting the potential to raise rates.
Total noninterest expenses for the third quarter of 2013 were approximately $231 million, down $4 million from the prior quarter. In 2013, we have been diligent about managing our cost structure by self-funding selective investments in people, infrastructure and technology.
While we expect our expense level to be $225 million in the fourth quarter of 2013, the ongoing investments required to support future revenue growth as well as higher costs of regulatory compliance will drive operating expenses greater than full year 2013 levels. While we have made good progress on anti-money laundering and compliance with the Bank Secrecy Act, costs to support the implementation of the new regulatory requirements of the Dodd Frank Act, such as the Qualifying Mortgage rules and stress testing will be higher. Over the next few years, our continued investment in revenue generating enhancements, such as our Digital and Treasury

Management platforms, coupled with other investments to position us competitively, will increase operating costs in the short term but drive revenue growth in the long term.
Comparison to Prior Quarter
Our third quarter 2013 GAAP net income was $79.1 million, or $0.20 per diluted share, which included a $0.01 benefit from a favorable tax item, compared to $71.1 million, or $0.18 per diluted share, for the second quarter of 2013.
Average loans increased 10% annualized compared to the prior quarter. Sequential growth in average commercial business and real estate loans moderated to 7% annualized from 10% in the prior quarter due to elevated levels of prepayment activity particularly in our commercial real estate portfolio. Average consumer loans increased 14% annualized, driven by strength in our indirect auto portfolio, which experienced the highest quarter of new origination activity since we entered the indirect auto business in early 2012. This growth was partially offset by a decline in residential mortgage loans. Average transaction deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased an annualized 2% over the prior quarter and currently represent 35% of our deposit balances.
In the third quarter of 2013, we continued to generate positive operating leverage as revenue growth outpaced expense reduction. Net interest income and noninterest income increased a total of 1% while noninterest expenses decreased 2% relative to the second quarter. Pre-tax, pre-provision income was 6% higher than the second quarter of 2013. Our net interest income increased 3% in the third quarter of 2013 compared to the prior quarter. Our tax equivalent net interest margin increased four basis points to 3.40% from 3.36% in the second quarter of 2013. Noninterest income decreased $4.1 million, or 4%, from the prior quarter primarily due to lower mortgage banking revenues.
The provision for loan losses on originated loans totaled $25.4 million in the third quarter of 2013, including $12.5 million to support loan growth and $12.9 million to cover net charge-offs during the quarter. At September 30, 2013, nonperforming originated loans comprised 0.89% of originated loans, a 13 basis points improvement from the prior quarter. Net charge-offs equaled 33 basis points of average originated loans, annualized, consistent with the second quarter of 2013.
The provision for losses on acquired loans totaled $1.8 million in the third quarter of 2013. Net charge-offs equaled one basis point of average acquired loans, annualized, compared to 12 basis points for the full year 2012.
Comparison to Prior Year Quarter
Our third quarter 2013 GAAP net income was $79.1 million, or $0.20 per diluted share, compared to $58.4 million, or $0.14 per diluted share, for the third quarter of 2012, which included $29.4 million in pre-tax merger and acquisition integration expenses incurred as a result of the HSBC Branch Acquisition in May 2012. Non-GAAP operating net income was $74.0 million, or $0.19 per diluted share, in the third quarter of 2012.
Average loans increased 10% for the quarter ended September 30, 2013 compared to the same quarter in 2012. Average commercial business and real estate loans increased 12% over the same quarter in 2012, with double digit increases in both portfolios. Average consumer loans increased 6% driven by growth in indirect auto loan balances, partially offset by a decline in residential mortgage loans. Average transaction deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 9% over the prior year and currently represent 35% of our deposit balances, up from 31% a year ago.
Our tax equivalent net interest margin decreased 14 basis points to 3.40% from 3.54% in the third quarter of 2012. During the current quarter, yields on average interest-earning assets decreased 21 basis points, compared to the same quarter in 2012 driven by a 33 basis point decrease in commercial loan yields and a 29 basis point decrease in consumer loan yields. This adverse impact was partially offset by an eight basis point decrease in our cost of interest-bearing liabilities, driven by a favorable shift in our funding mix.

The provision for loan losses on originated loans increased to $25.4 million in the third quarter of 2013 from $21.4 million in the same quarter in 2012. Nonperforming originated loans as a percentage of originated loans decreased four basis points to 0.89% at September 30, 2013 from 0.93% at September 30, 2012. Net charge-offs increased to 33 basis points of average originated loans from 30 basis points of average originated loans in the third quarter of 2012.
Excluding the gain on our securities portfolio restructuring in 2012, noninterest income decreased $5 million driven by the negative impact of higher mortgage rates on industry volumes and gain-on-sale income in our mortgage banking unit.
Third quarter 2013 noninterest expenses decreased $35 million compared to the third quarter of 2012. Excluding merger and acquisition integration expenses in the third quarter of 2012, noninterest expenses decreased $6 million as a result of lower marketing and advertising, professional services, and amortization of intangibles.
Comparison to Prior Year to Date
Our GAAP net income for the nine months ended September 30, 2013 was $218 million, or $0.55 per diluted share, compared to $107 million, or $0.25 per diluted share, for the same period in 2012. Non-GAAP operating net income was $216 million, or $0.56 per diluted share, for the nine months ended September 30, 2012.
Our tax equivalent net interest margin increased one basis point to 3.39% for the nine months ended September 30, 2013 from 3.38% for the nine months ended September 30, 2012. During the first nine months in 2013, yields on commercial loans dropped 49 basis points, compared to the same period in 2012, reflecting the cumulative impact of replacing higher yielding, fixed rate, longer duration loans that prepaid with new originations that were lower yielding, shorter duration, variable rate products. Consumer loan yields dropped 14 basis points during the same period, driven primarily by a 69 basis points decline in indirect auto yields driven by the impact of normal amortization and prepayments of balances as well as our business decision to lend to customers with higher FICO scores. These adverse impacts were partially offset by benefits derived from the acquisition of low-cost deposits through our May 2012 HSBC branch transaction. Net interest income for the nine months ended September 30, 2013 increased $42 million, or 6%, compared to the same period in 2012.
The provision for loan losses on originated loans increased to $68 million for the first nine months of 2013 from $62 million for the first nine months of 2012. Net charge-offs decreased to 31 basis points of average originated loans from 40 basis points of average originated loans for the nine months ended September 30, 2012.
Excluding the $21 million gain on our securities portfolio restructuring in 2012, noninterest income increased $30 million, or 12%, primarily driven by the full nine month impact of our May 2012 HSBC Branch Acquisition and partially offset by declining mortgage banking and capital markets revenues.
Excluding $174 million in merger and acquisition integration expenses and $6 million in restructuring charges for 2012, noninterest expenses increased $72 million, or 11% for the nine months ended September 30, 2013, compared to the same period in 2012 as a result of the costs to operate the HSBC branches and selective investments in new products, services and people.
Net Interest Income
Third quarter 2013 net interest income increased $8 million, or 3%, from the prior quarter to $278 million and was driven by a 3% annualized increase in average earning assets together with a four basis points improvement in the tax equivalent net interest margin to 3.40%. Growth in average earning assets reflected continued positive loan growth which was moderated by lower investment securities balances. Average investment securities declined 9% annualized, or $265 million, from the prior quarter reflecting the planned rotation of such securities into more profitable loans. Additionally, net interest income benefited from an additional day in the quarter.
Our net interest income and net interest margin for the third quarter of 2013 reflected the beneficial impact of $6 million, or seven basis points, related to items not expected in the normal course of business as reflected in the table below. Additionally, we recognized $1.8 million of commercial real estate prepayment penalties in the current quarter.

	Tax equivalent net interest income	Tax equivalent net interest margin
	(in millions)
Tax equivalent net interest income reported	$281.9	3.40%

Less items not expected in normal course of business:
Other favorable loan adjustments	(2.2)	(0.03)
CLO payoff discount recognition	(1.9)	(0.02)
CMO retroactive adjustment	(1.8)	(0.02)
Total	(5.9)	(0.07)

Tax equivalent net interest income normalized	$276.0	3.33%
The four basis points increase in net interest margin in the third quarter of 2013 reflected the benefits of our balance sheet rotation strategy where we reinvest cash flows from lower-yielding investment securities into higher yielding loans, as well as lower premium amortization on our residential mortgage-backed securities ("RMBS") portfolio. These benefits were partially offset by continued compression of loan yields from prepayments and reinvestments at current market rates, particularly in our commercial real estate portfolio, which had a four basis point negative impact compared to the prior quarter.
In the third quarter, premium amortization on the RMBS portfolio was $6 million and included a $1.8 million retroactive adjustment to reflect prepayment speeds that were slower than our previous assessment. The premium amortization on the RMBS portfolio in the second quarter of 2013 was $11 million.
During 2013, the yield curve steepened appreciably driven by increased anticipation that the Federal Reserve will begin tapering its Quantitative Easing Bond-Buying program.  The steepening of the yield curve resulted from an increase in the mid-to-long end of the curve which has the positive impact of increasing reinvestment rates on certain securities purchases and mitigating premium amortization due to lower prepayment activity driven by higher mortgage rates. However, these benefits to net interest income continue to be more than offset by continued prepayments and/or refinancing of higher-yielding loans and new loan growth at lower market rates today. An intensifying competitive landscape, particularly for commercial and commercial real estate loans may drive spread compression in the future, which will likely impact net interest income. While our balance sheet remains asset-sensitive, improvement in net interest income will require increases to short-term interest rate indices such as the prime rate or 90 day LIBOR.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	September 30, 2013		June 30, 2013
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,551	4.16%	$7,376	4.22%	$175	(0.06)%
Business	5,163	3.64	5,112	3.66	51	(0.02)
Total commercial lending	12,714	3.95	12,488	3.99	226	(0.04)
Consumer:
Residential real estate	3,538	3.91	3,570	3.94	(32)	(0.03)
Home equity	2,683	4.17	2,661	4.25	22	(0.08)
Indirect auto	1,207	3.09	927	3.18	280	(0.09)
Credit cards	309	12.02	302	10.96	7	1.06
Other consumer	313	8.48	313	8.42	—	0.06
Total consumer lending	8,050	4.35	7,773	4.41	277	(0.06)
Total loans	20,764	4.14	20,261	4.19	503	(0.05)
Residential mortgage-backed securities(3)	5,515	2.68	5,496	2.40	19	0.28
Commercial mortgage-backed securities(3)	1,810	3.68	1,881	3.44	(71)	0.24
Other investment securities(3)	4,620	3.47	4,833	3.37	(213)	0.10
Money market and other investments	157	2.27	171	1.85	(14)	0.42
Total interest-earning assets	32,866	3.75%	32,642	3.71%	224	0.04%
Noninterest-earning assets(4)(5)	4,227		4,341		(114)
Total assets	$37,093		$36,983		$110
Interest-bearing liabilities:
Deposits
Savings deposits	$3,793	0.09%	$3,897	0.11%	$(104)	(0.02)%
Checking accounts	4,483	0.04	4,504	0.04	(21)	—
Money market deposits	9,959	0.20	10,178	0.20	(219)	—
Certificates of deposit	3,824	0.69	3,902	0.66	(78)	0.03
Total interest-bearing deposits	22,059	0.23	22,481	0.23	(422)	—
Borrowings
Short-term borrowings	4,014	0.41	3,536	0.41	478	—
Long-term borrowings	733	6.55	733	6.62	—	(0.07)
Total borrowings	4,747	1.36	4,269	1.47	478	(0.11)
Total interest-bearing liabilities	26,806	0.43%	26,750	0.43%	56	—%
Noninterest-bearing deposits	4,787		4,711		76
Other noninterest-bearing liabilities	567		533		34
Total liabilities	32,160		31,994		166
Stockholders’ equity(4)	4,933		4,989		(56)
Total liabilities and stockholders’ equity	$37,093		$36,983		$110
Net interest rate spread		3.32%		3.28%		0.04%
Net interest rate margin		3.40%		3.36%		0.04%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $282 million for the quarter ended September 30, 2013 increased by $8 million from the quarter ended June 30, 2013. Overall, the yield on earning assets increased four basis points quarter over quarter as a result of the combined effects of lower premium amortization on our residential mortgage-backed securities and an annualized 3% increase in average earning assets, partially negated by continued yield compression on our loan portfolio.  Specifically:

•
Our average balance of investment securities decreased quarter over quarter by approximately $265 million. Yields on our investment securities portfolio increased 20 basis points primarily due to lower premium amortization on residential mortgage-backed securities, which included a $1.8 million retroactive adjustment to reflect slower prepayment speeds. Cash flows from collateralized mortgage obligations ("CMOs") in the current quarter were almost $100 million lower than the approximately $400 million in cash flows received in the prior quarter. Such slower prepayments delay and elongate the period over which the premium is amortized. Also contributing to the increase in yields was the prepayment of CLOs that were purchased at a discount. We recognized $1.9 million of interest income related to these prepayments. While such income from CLO payoffs benefited the current quarter, the long-term implication is that these assets had above market interest rates that are being replaced with other lower yielding assets. The yield on new purchases of investment securities in the current quarter was approximately 2.6%, in line with the yield on the investment securities rolling off of our portfolio.

•
Overall, our loan growth was 10% from the second quarter of 2013, as our average loan balances increased by $503 million. Commercial loan growth was 7% annualized over the prior quarter, or $226 million, as the strong pipeline at the end of the second quarter was partially offset by continued accelerated prepayments and paydowns. We recognized $1.8 million of commercial real estate prepayment penalties in the current quarter, down from $3.0 million in the prior quarter. Indirect auto remained a source of growth contributing over half of the average net loan growth this quarter. Our average indirect auto portfolio increased $280 million, as we originated $379 million in new loans during the third quarter of 2013, our highest level since entering the business in early 2012. These increases were partially offset by a slight decrease in our residential real estate loans. Loan yields declined five basis points as commercial loan yields decreased by four basis points and our total consumer loan portfolio yields decreased by six basis points.

•
Overall, the gross commercial loan yields declined as a result of (i) new loan production being booked in a lower interest rate environment, and (ii) a shorter duration of our commercial loan portfolio.  The shorter duration resulted as a higher percentage of our new originations were variable rate, which was partially attributable to our customer derivatives capacity, which permits us to offer our customers seeking a longer term rate the flexibility to swap their variable loan obligation to a fixed rate. These variable rate originations replaced the repayment of fixed rate loans with higher rates. Commercial real estate loan yields benefited three basis points from other favorable loan adjustments not expected to continue in the normal course of business, primarily comprised of the payoff of acquired loans that we were carrying at a discount.

•
Our average balances of interest bearing deposits declined by $422 million while our average rate paid remained unchanged from the prior quarter. The decline in our average balances was driven by previous pricing actions and competitive rate pressure. Demand for longer term certificates of deposit remains weak.

•
Our average borrowings increased quarter over quarter by $478 million as we continued to fund our balance sheet growth and rotation through low cost short-term borrowings. This funding strategy has also caused our cost of borrowings to decline 11 basis points from the second quarter of 2013.

•	The impact of one additional day in the third quarter compared to the second quarter reduced net interest margin by four basis points.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	September 30, 2013		September 30, 2012
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,551	4.16%	$6,783	4.60%	$768	(0.44)%
Business	5,163	3.64	4,609	3.81	554	(0.17)
Total commercial lending	12,714	3.95	11,392	4.28	1,322	(0.33)
Consumer:
Residential real estate	3,538	3.91	3,962	4.03	(424)	(0.12)
Home equity	2,683	4.17	2,672	4.42	11	(0.25)
Indirect auto	1,207	3.09	301	3.64	906	(0.55)
Credit cards	309	12.02	308	11.31	1	0.71
Other consumer	313	8.48	329	8.80	(16)	(0.32)
Total consumer lending	8,050	4.35	7,572	4.64	478	(0.29)
Total loans	20,764	4.14	18,964	4.47	1,800	(0.33)
Residential mortgage-backed securities(3)	5,515	2.68	5,677	2.81	(162)	(0.13)
Commercial mortgage-backed securities(3)	1,810	3.68	1,895	3.93	(85)	(0.25)
Other investment securities(3)	4,620	3.47	4,002	3.35	618	0.12
Money market and other investments	157	2.27	201	1.39	(44)	0.88
Total interest-earning assets	32,866	3.75%	30,739	3.96%	2,127	(0.21)%
Noninterest-earning assets(4)(5)	4,227		4,565		(338)
Total assets	$37,093		$35,304		$1,789
Interest-bearing liabilities:
Deposits
Savings deposits	$3,793	0.09%	$4,026	0.20%	$(233)	(0.11)%
Checking accounts	4,483	0.04	3,871	0.06	612	(0.02)
Money market deposits	9,959	0.20	10,899	0.29	(940)	(0.09)
Certificates of deposit	3,824	0.69	4,083	0.75	(259)	(0.06)
Total interest-bearing deposits	22,059	0.23	22,879	0.32	(820)	(0.09)
Borrowings
Short-term borrowings	4,014	0.41	1,666	0.36	2,348	0.05
Long-term borrowings	733	6.55	732	6.74	1	(0.19)
Total borrowings	4,747	1.36	2,398	2.31	2,349	(0.95)
Total interest-bearing liabilities	26,806	0.43%	25,277	0.51%	1,529	(0.08)%
Noninterest-bearing deposits	4,787		4,618		169
Other noninterest-bearing liabilities	567		536		31
Total liabilities	32,160		30,431		1,729
Stockholders’ equity(4)	4,933		4,873		60
Total liabilities and stockholders’ equity	$37,093		$35,304		$1,789
Net interest rate spread		3.32%		3.45%		(0.13)%
Net interest rate margin		3.40%		3.54%		(0.14)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $8 million for the third quarter of 2013 compared to the third quarter of 2012 reflecting an increase in net-interest earning assets of $598 million and a decrease in our net interest margin of 14 basis points. The $2.1 billion increase in interest-earning assets reflects our balance sheet rotation strategy of funding organic loan growth in our commercial and indirect auto portfolios partially with cash flows from our investment securities portfolio. Over the same period our average interest bearing liabilities increased by $1.5 billion, as we funded our balance sheet growth with low cost short-term borrowings. The 14 basis point decrease in our net interest margin resulted from the continued compression on our loan and securities portfolio brought on by prepayments and market pressures on interest rates.

The yield on our commercial business and commercial real estate loan portfolios decreased by 17 basis points and 44 basis points, respectively. Consumer loan yields dropped 29 basis points during the same period, driven primarily by a 55 basis points decline in indirect auto yields.

Our yields on interest-earning assets in the third quarter of 2013 decreased 21 basis points compared to the third quarter of 2012, while costs on interest-bearing liabilities decreased eight basis points, resulting in a 13 basis point decrease in our interest rate spread.

Comparison to Prior Year to Date
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Nine months ended September 30,				Increase (decrease)
	2013		2012
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,370	4.21%	$6,529	4.81%	$841	(0.60)%
Business	5,092	3.68	4,274	3.96	818	(0.28)
Total commercial lending	12,462	3.99	10,803	4.48	1,659	(0.49)
Consumer:
Residential real estate	3,599	3.95	3,957	4.13	(358)	(0.18)
Home equity	2,664	4.24	2,415	4.42	249	(0.18)
Indirect auto	950	3.17	131	3.86	819	(0.69)
Credit cards	305	11.14	165	11.31	140	(0.17)
Other consumer	318	8.36	285	8.07	33	0.29
Total consumer lending	7,836	4.42	6,953	4.56	883	(0.14)
Total loans	20,298	4.19	17,756	4.56	2,542	(0.37)
Residential mortgage-backed securities(3)	5,500	2.53	7,729	2.72	(2,229)	(0.19)
Commercial mortgage-backed securities(3)	1,868	3.63	1,822	3.95	46	(0.32)
Other investment securities(3)	4,758	3.34	3,446	3.39	1,312	(0.05)
Money market and other investments	189	1.74	274	1.05	(85)	0.69
Total interest-earning assets	32,613	3.74%	31,027	3.90%	1,586	(0.16)%
Noninterest-earning assets(4)(5)	4,349		3,950		399
Total assets	$36,962		$34,977		$1,985
Interest-bearing liabilities:
Deposits
Savings deposits	$3,861	0.10%	$3,300	0.14%	$561	(0.04)%
Checking accounts	4,456	0.04	3,066	0.08	1,390	(0.04)
Money market deposits	10,257	0.21	9,071	0.28	1,186	(0.07)
Certificates of deposit	3,935	0.67	3,977	0.85	(42)	(0.18)
Total interest-bearing deposits	22,509	0.24	19,414	0.34	3,095	(0.10)
Borrowings
Short-term borrowings	3,570	0.41	3,442	0.56	128	(0.15)
Long-term borrowings	732	6.63	2,825	2.70	(2,093)	3.93
Total borrowings	4,302	1.46	6,267	1.53	(1,965)	(0.07)
Total interest-bearing liabilities	26,811	0.44%	25,681	0.63%	1,130	(0.19)%
Noninterest-bearing deposits	4,657		3,838		819
Other noninterest-bearing liabilities	534		590		(56)
Total liabilities	32,002		30,109		1,893
Stockholders’ equity(4)	4,960		4,868		92
Total liabilities and stockholders’ equity	$36,962		$34,977		$1,985
Net interest rate spread		3.30%		3.27%		0.03%
Net interest rate margin		3.39%		3.38%		0.01%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income, including the effects of the accelerated CMO premium adjustment in the prior year, increased $41 million, or 5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 reflecting an increase in net-interest earning assets of $456 million and an increase in our net interest margin of one basis point. The $1.6 billion increase in interest-earning assets reflects the organic loan growth in our commercial and indirect auto portfolios and the full year impact of the loans acquired in the HSBC Branch Acquisition, partially offset by our securities portfolio repositioning transaction from the second quarter of 2012. Over the same period our average interest bearing liabilities increased by $1.1 billion, with the impact of deposits acquired in the HSBC Branch Acquisition offset by paydowns in borrowings. The one basis point increase in our net interest margin resulted from the favorable impact of replacing the majority of our borrowings with lower costing deposits, offset by lower yields on our loans and securities in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The yield on our commercial business and commercial real estate loan portfolios decreased by 28 basis points and 60 basis points, respectively. Consumer loan yields dropped 14 basis points, as we experienced lower yields across most loan categories due to the lower interest rate environment.

The yield on our investment securities portfolio decreased three basis points from the prior nine months ended September 30, 2012.

The yield on our interest-earning assets in the nine months ended September 30, 2013 decreased 16 basis points compared to the nine months ended September 30, 2012, while costs on interest-bearing liabilities decreased 19 basis points, resulting in a three basis point increase in our interest rate spread.
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

	Three months ended			Nine months ended September 30,
	September 30,	June 30,	September 30,	2013	2012
(in thousands)	2013	2013	2012
Provision for originated loans	$25,432	$23,904	$21,393	$68,261	$62,295
Provision for acquired loans	1,768	896	407	3,539	7,208
Provision for unfunded commitments	400	400	400	1,200	797
Total	$27,600	$25,200	$22,200	$73,000	$70,300
The provision for credit losses of $27.6 million in the third quarter of 2013 reflects continued growth in our commercial portfolio, partially offset by a release of provision in our residential real estate portfolio reflecting the continued decrease in the portfolio balance. This provision included $0.4 million for unfunded loan commitments in the third quarter of 2013 as a result of the growth in our unfunded commitments. Our total unfunded commitments were $9.3 billion and $8.7 billion at September 30, 2013 and December 31, 2012, respectively. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $13 million and $12 million at September 30, 2013 and December 31, 2012, respectively.

Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to originated loans amounted to $25.4 million, or 0.65% of average originated loans annualized, for the quarter ended September 30, 2013, compared to $23.9 million, or 0.65% of average originated loans annualized, for the quarter ended June 30, 2013 and $21.4 million, or 0.72% of average originated loans annualized for the quarter ended September 30, 2012. The current quarter provision included $12.5 million to support sequential originated loan growth and $12.9 million to cover net charge-offs during the quarter.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our provision related to our acquired loans for the third quarter of 2013 was $1.8 million, compared to $0.9 million for the quarter ended June 30, 2013 and $0.4 million for the third quarter of 2012.
Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended			Nine months ended September 30,
(dollars in thousands)	September 30, 2013	June 30, 2013	September 30, 2012	2013	2012
Deposit service charges	$27,115	$26,482	$26,422	$78,397	$64,892
Insurance commissions	17,854	17,692	18,764	51,901	52,669
Merchant and card fees	12,464	12,380	12,014	36,142	26,813
Wealth management services	15,189	14,945	11,069	42,979	29,315
Mortgage banking	2,268	6,882	10,974	15,574	23,797
Capital markets income	5,058	5,002	6,381	16,091	19,751
Lending and leasing	4,886	4,534	3,730	13,326	11,098
Bank owned life insurance	3,725	3,321	3,449	10,513	10,684
Gain on securities portfolio repositioning	—	—	5,337	—	21,232
Other	2,863	4,308	4,063	11,357	7,458
Total noninterest income	$91,422	$95,546	$102,203	$276,280	$267,709
Noninterest income as a percentage of net revenue	24.8%	26.2%	27.5%	25.4%	25.8%
Comparison to Prior Quarter
Third quarter 2013 noninterest income of $91.4 million decreased $4.1 million, or 4%, compared to the prior quarter, driven primarily by lower mortgage banking gain-on-sale revenues, which was partially offset by increases in most other noninterest income categories.
Deposit service charges increased 2% from the prior quarter reflecting seasonal improvement in non-sufficient funds incident rates as well as sustained higher collection rates. We expect a seasonal decline in deposit service charges in the fourth quarter of 2013.
Higher mortgage rates this quarter have impacted both our mortgage loan volumes and margins. Mortgage banking revenues declined $4.6 million, or 67%, from the second quarter of 2013 driven by decreases in locked application volumes and gain-on-sale margins. Locked volumes decreased 42% while gain-on-sale margins declined 60 basis points. While purchase volumes increased 15% from the prior quarter, application volumes decreased 51% due to lower refinance volumes. Going forward, our focus will be on the purchase home market gaining market share.
Wealth management revenue increased 2% from the second quarter reflecting the continued customer demand for fixed rate annuity products which increased 75% from the prior quarter. As annuity issuers widened spreads on fixed annuities by 40 basis points relative to certificates of deposit rates, fixed annuities have become a popular product for our customers. Approximately 25% of our wealth management revenues in the current quarter were from fixed annuities.
Insurance commissions and merchant and card fees both increased modestly from the second quarter. Third quarter is typically the highest for insurance commissions.
Other noninterest income decreased $1.4 million from the second quarter due to lower overall gains from investment partnerships, low income housing tax credit investments, investment securities and other unconsolidated equity investments. The gains recognized from these investments in 2013 have been aided by the current low interest rate and recovering economic environment, and might not recur at this level in the future.
Comparison to Prior Year Quarter
Third quarter 2013 noninterest income of $91.4 million decreased $11 million compared to the third quarter of 2012. Excluding the $5 million gain on securities portfolio repositioning in 2012, our third quarter 2013 noninterest income decreased $5 million, or 6%. Our $4 million, or 37%, increase in revenues from wealth management services, driven by the acquisition of $2.5 billion in assets under management from HSBC and expansion of this business was more than offset by a $9 million, or 79%, decrease in mortgage banking revenues.
Other noninterest income decreased $1.2 million from the third quarter of 2012 due to lower overall gains from investment partnerships, low income housing tax credit investments, investment securities and other unconsolidated equity investments. The gains recognized from these investments in 2013 have been aided by the current low interest rate and recovering economic environment, and might not recur at this level in the future.
Comparison to Prior Year to Date
Noninterest income for the nine months ended September 30, 2013 increased $8.6 million from the same period in 2012. Noninterest income for the nine months ended September 30, 2012 includes a $21 million gain on securities portfolio repositioning. Excluding this gain, the increase from 2012 to 2013 was $29.8 million and resulted primarily from the impact of our May 2012 HSBC Branch Acquisition. The acquisition of the credit card business in our HSBC Branch Acquisition and continued expansion of this business both contributed to the $9 million, or 35%, increase in merchant and card fees. The acquisition of $2.5 billion in assets under management from HSBC and subsequent growth in assets under management contributed to the $14 million, or 47%, increase in revenues from wealth management services. These increases were partially offset by an $8 million decrease in mortgage banking revenues and a $4 million decrease in capital markets revenues.
Other noninterest income for the nine months ended September 30, 2013 increased $3.9 million from the same period in 2012 due to higher overall gains from investment partnerships, low income housing tax credit investments, investment securities and other unconsolidated equity investments. The gains recognized from these investments in 2013 have been aided by the current low interest rate and recovering economic environment, and might not recur at this level in the future.

Noninterest Expense
The following table presents our operating noninterest expenses for the periods indicated:

	Three months ended			Nine months ended September 30,
(dollars in thousands)	September 30, 2013	June 30, 2013	September 30, 2012	2013	2012
Salaries and benefits	$115,034	$116,305	$115,484	$347,129	$316,468
Occupancy and equipment	26,582	28,506	25,694	83,133	71,800
Technology and communications	28,999	29,603	28,110	85,715	72,257
Marketing and advertising	5,822	5,450	8,954	15,618	22,393
Professional services	9,820	9,782	11,193	29,205	29,351
Amortization of intangibles	7,702	10,850	14,506	32,671	30,811
FDIC premiums	9,351	9,348	8,850	27,600	25,535
Merger and acquisition integration expenses	—	—	29,404	—	173,834
Restructuring charges	—	—	—	—	6,453
Other	27,883	25,326	24,347	82,958	63,457
Total noninterest expenses	231,193	235,170	266,542	704,029	812,359
Less nonoperating expenses:
Merger and acquisition integration expenses	—	—	(29,404)	—	(173,834)
Restructuring charges	—	—	—	—	(6,453)
Total operating noninterest expenses(1)	$231,193	$235,170	$237,138	$704,029	$632,072
Efficiency ratio(2)	62.7%	64.4%	71.7%	64.6%	78.2%
Operating efficiency ratio(1)	62.7%	64.4%	64.7%	64.6%	61.6%

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
Comparison to Prior Quarter
Third quarter 2013 GAAP noninterest expenses decreased $4 million to $231 million from the second quarter of 2013. Noninterest expenses in the third quarter of 2013 reflected lower salaries and benefits, occupancy and equipment and amortization of intangibles. Salaries and benefits decreased $1.3 million from the second quarter of 2013 driven primarily by a decrease in variable compensation tied to revenue growth as well as seasonal declines in benefits expense. Occupancy and equipment expenses declined by $1.9 million, or 7%, from the second quarter due in large part to expenses related to consolidation of branches in the prior quarter. The amortization of intangibles decreased $3.1 million from the prior quarter primarily reflecting the decline in amortization of the HSBC transaction related core deposit intangible. Other noninterest expenses for the third quarter of 2013 included a $2.6 million nonrecurring charge.
Our efficiency ratio improved to 62.7% in the third quarter of 2013 from 64.4% in the prior quarter, reflecting the positive operating leverage achieved.

Comparison to Prior Year Quarter
Noninterest expenses decreased $35 million, for the quarter ended September 30, 2013 from the quarter ended September 30, 2012, which included $29 million in merger and acquisition integration expenses. Excluding these one-time charges, our noninterest expenses decreased $6 million primarily due to lower marketing and advertising, professional services and amortization of intangibles.
Merger and acquisition integration expenses of $29 million for the three months ended September 30, 2012 were attributable to the HSBC Branch Acquisition.
Comparison to Prior Year to Date
Noninterest expense for the nine months ended September 30, 2013 decreased $108 million from the nine months ended September 30, 2012. Excluding $174 million and $6 million in merger and acquisition integration expenses and restructuring charges, respectively, in 2012, noninterest expenses increased $72 million, or 11%, in 2013 primarily as a result of operating the acquired HSBC branches.
Taxes
Our effective tax rate of 28.2% for the three months ended September 30, 2013 decreased from 32.0% for the three months ended June 30, 2013 and 29.7% for the three months ended September 30, 2012.  The decrease from the three months ended June 30, 2013 and September 30, 2012 was primarily a result of a customer related historic property equity investment.
Our effective tax rate for the nine months ended September 30, 2013 was 30.3% and 31.2% for the nine months ended September 30, 2012. The decrease in the effective tax rate was primarily due to overall tax planning.
ANALYSIS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013
Overview
We delivered steady loan growth in our commercial lending businesses, particularly commercial real estate, and also in our indirect auto business. Key to our ability to deliver this industry leading loan performance is attracting new customers while maintaining our discipline on credit. Period end balances in our commercial loan portfolio increased $856 million, or 9% annualized, to $12.9 billion at September 30, 2013. Indirect auto loans more than doubled from December 31, 2012, to an ending balance of $1.3 billion at September 30, 2013, as we originated $938 million in loans year to date. During the quarter, we originated $379 million in indirect auto loans at an average customer FICO score of 753 and yield of 3.1%, net of dealer reserve. The decrease in residential mortgage loans reflected elevated industry wide prepayment levels.
During the third quarter of 2013, we continued to focus on rotating our balance sheet from investment securities into loans at a level of approximately $200 million per quarter. The rotation is accomplished by using both cash flows received on our residential mortgage-backed investment securities portfolio and investment security sales to fund loan growth. The securities sold are based on maintaining an appropriate portfolio mix. This rotation contributed to a portion of the $825 million decrease in our investment securities portfolio ending balance from December 31, 2012. The level of continued rotation will depend, in part, on the absolute level of current and projected loan growth and could moderate from current levels in relation to future loan growth. The decrease was also the result of the increase in long-term interest rates as well as tightening credit spreads on some or our credit assets, which caused a $156 million pre-tax decline in our unrealized gains in our available for sale portfolio.
Our continued efforts to grow our customer base, reposition our account mix, and increase our lower cost deposits are reflected in the decreases in our money market deposits and certificates of deposit and the increase in our noninterest-bearing deposits. We have been successful in attracting and retaining mass affluent customers through our Pinnacle checking account products.
Short-term borrowings increased $1.2 billion from December 31, 2012 as we used short-term borrowings to fund asset growth due to the run off of our money market deposit accounts and certificates of deposit.

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
Our total loans and leases outstanding increased $1.4 billion from December 31, 2012 to September 30, 2013 stemming from the continued growth in our commercial and indirect auto portfolios. Our commercial loan portfolio increased $0.9 billion, or 9% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the organic growth across our footprint in our commercial lending activities. Commercial loans as a percentage of our total loans of 61% remained in line with the loan type composition at December 31, 2012. During the third quarter of 2013, we originated $379 million of indirect auto loans, our highest quarterly level, and added 84 dealers to our network within our contiguous footprint. We expect indirect auto loan origination levels for the fourth quarter of 2013 to approximate second quarter 2013 levels.
Offsetting this growth was a decrease in our residential real estate loan portfolio of $242 million which reflected the elevated industry wide prepayment levels and our strategy of selling certain newly originated residential real estate loans in the secondary market.
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	September 30, 2013		December 31, 2012		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,888	32.7%	6,466	32.8%	422
Construction	810	3.8	627	3.2	183
Business	5,205	24.7	4,953	25.1	252
Total commercial	12,902	61.2	12,047	61.1	857
Consumer:
Residential real estate	3,519	16.7	3,762	19.1	(242)
Home equity	2,707	12.8	2,652	13.5	55
Indirect auto	1,339	6.3	601	3.0	738
Credit cards	312	1.5	315	1.6	(3)
Other consumer	310	1.5	334	1.7	(24)
Total consumer	8,187	38.8	7,663	38.9	523
Total loans and leases	21,089	100.0%	19,710	100.0%	1,381
Allowance for loan losses	(198)		(163)		(35)
Total loans and leases, net	$20,891		19,547		1,344
Included in the table above are acquired loans with a carrying value of $4.9 billion and $6.3 billion at September 30, 2013 and December 31, 2012, respectively. Such acquired loans were initially recorded at fair value with no carryover of any related allowance for loan losses.
We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on credit discipline. Our enhanced specialty offerings in equipment financing, healthcare, and syndications continue to provide additional opportunities to enhance our relationships with our existing commercial customer base, as well as attract new customers. Overall, our commercial pipelines at the end of the third quarter of 2013 continue to be robust, particularly in our newer markets.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated:

(in millions)	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
September 30, 2013
Commercial:
Real estate	$3,689	$839	$1,458	$1,712	$—	$7,697
Business	2,283	840	811	723	547	5,205
Total commercial	5,972	1,679	2,268	2,436	547	12,902
Consumer:
Residential real estate	1,246	82	275	1,917	—	3,519
Home equity	1,364	229	572	542	—	2,707
Indirect auto	471	4	8	252	603	1,339
Credit cards	263	29	11	8	—	312
Other consumer	259	24	26	—	—	310
Total consumer	3,603	368	893	2,720	603	8,187
Total loans and leases	$9,574	$2,047	$3,161	$5,156	$1,151	$21,089
December 31, 2012
Commercial:
Real estate	$3,536	$671	$1,336	$1,550	$—	$7,093
Business	2,390	753	619	635	556	4,953
Total commercial	5,927	1,424	1,955	2,186	556	12,047
Consumer:
Residential real estate	1,321	71	271	2,099	—	3,762
Home equity	1,316	203	581	552	—	2,652
Indirect auto	169	2	—	118	313	601
Credit cards	267	30	11	6	—	315
Other consumer	270	24	33	6	—	334
Total consumer	3,343	330	897	2,780	313	7,663
Total loans and leases	$9,270	$1,754	$2,852	$4,966	$868	$19,710

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $255 million and $314 million, or 24% and 21% annualized, respectively, from the end of 2012. Over the same period, our Connecticut and Western Massachusetts market also contributed to the growth, with a 15% annualized increase.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size as of the dates indicated:

	September 30, 2013		December 31, 2012
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$520	21	$384	15
$10 million to $20 million	1,347	98	1,178	85
$5 million to $10 million	1,377	197	1,189	170
$1 million to $5 million	2,725	1,253	2,592	1,194
Less than $1 million(2)	1,728	7,040	1,750	7,423
Total commercial real estate loans	$7,697	8,609	$7,093	8,887
Commercial business loans by size:(1)
Greater than or equal to $20 million	$257	11	$259	10
$10 million to $20 million	879	64	830	65
$5 million to $10 million	987	136	1,013	145
$1 million to $5 million	1,603	709	1,450	647
Less than $1 million(2)	1,479	25,196	1,401	23,840
Total commercial business loans	$5,205	26,116	$4,953	24,707

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At September 30, 2013 and December 31, 2012, non-owner occupied commercial real estate represented 68% and 70%, respectively of the total commercial real estate balance. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the date indicated:

(in millions)	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
September 30, 2013:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$309	$84	$52	$128	$124	$697
Multifamily and apartments	1,077	64	196	190	129	1,656
Office and professional space	503	74	75	365	105	1,122
Retail	373	49	111	236	110	879
Warehouse and industrial	127	28	61	96	25	337
Other	247	18	129	81	68	543
Total non-owner occupied commercial real estate loans	2,636	317	624	1,095	562	5,234
Owner occupied commercial real estate loans	1,036	312	481	361	274	2,464
Total commercial real estate loans	$3,671	$629	$1,105	$1,456	$837	$7,697
December 31, 2012:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$370	$52	$104	$110	$95	$732
Multifamily and apartments	950	56	151	219	87	1,462
Office and professional space	517	72	91	314	106	1,100
Retail	365	42	135	222	95	858
Warehouse and industrial	129	24	55	90	18	316
Other	263	22	130	73	23	511
Total non-owner occupied commercial real estate loans	2,594	268	665	1,028	423	4,979
Owner occupied commercial real estate loans	922	265	468	319	140	2,114
Total commercial real estate loans	$3,516	$533	$1,133	$1,348	$564	$7,093

(1)	Primarily consists of loans located in states bordering our footprint.

Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	September 30, 2013		December 31, 2012
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$4,789	41.7%	$5,029	40.7%
Commercial mortgage-backed securities	1,863	16.3	2,060	16.7
Collateralized loan obligations	1,466	12.8	1,545	12.5
Asset-backed securities	914	8.0	956	7.7
Corporate debt and trust preferred securities	870	7.6	851	6.9
Other residential mortgage-backed securities	620	5.4	858	6.9
States and political subdivisions	545	4.8	608	4.9
U.S. government agencies and enterprises	330	2.9	409	3.3
Other	32	0.3	31	0.2
U.S. Treasury	21	0.2	21	0.2
Total investment securities	$11,450	100.0%	$12,368	100.0%
Since the third quarter of 2011, the Federal Reserve has taken certain actions which have resulted in lower short-term and long-term interest rates.  These actions had the impact of flattening the yield curve and reducing the yields on our investment securities portfolio. Additionally, the predictive ability of the 10 year Treasury rate as a proxy for mortgage rates has diminished. Accordingly, forward mortgage rates have become more volatile and difficult to predict, and competitive market forces caused mortgage rates to continue to rise, which negatively impacted the value of our mortgage-backed investment securities and certain loans.
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
The net unamortized purchase premiums on our CMO portfolio decreased to $41 million, or 0.9% of the portfolio, at September 30, 2013, from $74 million, or 1.6% of the portfolio, at December 31, 2012. For the nine months ended September 30, 2013, our actual cash flows from our December 31, 2012 CMO portfolio were $1.1 billion, which was $368 million lower than the $1.5 billion we estimated at December 31, 2012.
The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $11 million, or 1.8% of the portfolio, at September 30, 2013, from $22 million, or 2.7% of the portfolio, at December 31, 2012.
Mortgage rates have rebounded since the lows seen in the fourth quarter of 2012 and actual cash flows on our CMO portfolio were lower than expected. Additionally, we believe that future prepayment speeds will be slower than previously estimated. As a result, we recorded a $1.8 million, or two basis points, retroactive adjustment to our residential mortgage-backed securities portfolio related to changes in prepayment speed estimates during the quarter ended September 30, 2013.
During the quarter ended September 30, 2013, our tax equivalent net interest income included a $1.9 million benefit not expected to reoccur related to the payoff of certain CLOs that were purchased at a discount. The recognition of this discount into interest income added two basis points to our tax equivalent net interest margin.

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
Our holdings in residential mortgage-backed securities were 47% and 48% of our total investment securities portfolio at September 30, 2013 and December 31, 2012, respectively. At each of September 30, 2013 and December 31, 2012, 99% of our residential mortgage-backed securities in our available for sale portfolio were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
Deposits
Our total deposits decreased $708 million, or 9.3% annualized, from December 31, 2012 to $27.0 billion at September 30, 2013, and core deposits increased to 86% of total deposits from 85% at December 31, 2012. We continued to focus our efforts on growing our customer base, re-positioning our account mix and lowering deposit costs. Transaction deposits, which include interest-bearing and noninterest bearing checking balances, increased $512 million, or 8% annualized, from December 31, 2012 and currently represent 36% of our deposit base, up from 32% a year ago. Seasonal strength in commercial checking accounts in the current quarter was offset by a decline in consumer accounts.
The average cost of interest-bearing deposits declined 10 basis points for the nine months ended September 30, 2013 from the same period in 2012 and was unchanged from the second quarter of 2013 to the third quarter of 2013. Continued pricing actions on non-transactional deposit accounts together with a favorable shift in the mix of deposits drove the decline in overall cost of interest-bearing deposits.
Noninterest bearing accounts increased $325 million, or 9% annualized, from December 31, 2012 resulting from the continued acquisition of new checking accounts and seasonal strength in commercial account balances.
In response to changing consumer banking behaviors, we continue to invest in enhancing our online, mobile and telephonic banking capabilities for retail and small business customers, while continuing to optimize our branch network and in-branch experience. Over 120,000 customers have enrolled in mobile banking since its launch in early 2013. Additionally, we will launch remote deposit capture capabilities for our mobile banking customers. We have consolidated over 60 branches since 2011, including nine in 2013 and we expect to consolidate an additional 10 branches in early 2014.
The following table illustrates the composition of our deposits at the dates indicated:

	September 30, 2013		December 31, 2012		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,695	13.7%	$3,888	14.0%	$(193)
Interest-bearing checking	4,638	17.2	4,451	16.1	187
Money market deposits	9,905	36.7	10,581	38.2	(676)
Noninterest-bearing	4,969	18.4	4,644	16.8	325
Total core deposits	23,207	86.0	23,564	85.1	(357)
Certificates	3,762	14.0	4,113	14.9	(351)
Total deposits	$26,969	100.0%	$27,677	100.0%	$(708)

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(n millions)	Upstate New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
September 30, 2013
Core deposits:
Savings	$2,342	$162	$222	$969	$3,695
Interest-bearing checking	2,755	604	677	602	4,638
Money market deposits	6,414	1,170	921	1,400	9,905
Noninterest-bearing	3,054	713	544	658	4,969
Total core deposits	14,565	2,649	2,364	3,629	23,207
Certificates	2,072	506	368	816	3,762
Total deposits	$16,637	$3,155	$2,732	$4,445	$26,969
December 31, 2012
Core deposits:
Savings	$2,393	$166	$230	$1,099	$3,888
Interest-bearing checking	2,625	589	622	615	4,451
Money market deposits	6,976	1,199	1,003	1,403	10,581
Noninterest-bearing	2,804	711	536	593	4,644
Total core deposits	14,798	2,665	2,391	3,710	23,564
Certificates	2,114	570	462	967	4,113
Total deposits	$16,912	$3,235	$2,853	$4,677	$27,677
(1) Includes brokered money market deposits of $326 million and $278 million at September 30, 2013 and December 31, 2012, respectively, and brokered certificates of deposit of $727 million and $635 million at September 30, 2013 and December 31, 2012, respectively.
Capital
During the first nine months of 2013, our stockholders’ equity increased $12 million as our net income of $218 million was offset by $96 million of unrealized losses on our available for sale investment securities, $84 million, or $0.24 per share, in common stock dividends and $23 million in preferred stock dividends. Our tangible common equity ratio was 5.89% at September 30, 2013 and 5.77% at December 31, 2012. During the same nine month period, our Tier 1 risk-based regulatory capital ratio increased by 16 basis points to 9.45% and our Total risk-based regulatory capital ratio increased by 17 basis points to 11.40%. These increases reflect the favorable impacts of both our retained earnings and adjustments, totaling 77 and 91 basis points to our Tier 1 and Total risk-based regulatory capital ratios, respectively. The increases in capital were offset by a $1.7 billion increase in risk-weighted assets due to balance sheet growth and our balance sheet rotation strategy, whereby we are rotating investment security proceeds into loans.
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

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at September 30, 2013 are presented in the following table:

	Actual		Minimum amount to be well-capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$2,465	7.14%	$1,726	5.00%
Tier 1 risk-based capital	2,465	9.45	1,565	6.00
Total risk-based capital	2,974	11.40	2,609	10.00
First Niagara Bank, N.A.:
Leverage ratio	$2,624	7.61%	$1,724	5.00%
Tier 1 risk-based capital	2,624	10.08	1,562	6.00
Total risk-based capital	2,835	10.89	2,604	10.00
As of September 30, 2013, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). At September 30, 2013, the capital ratios reflect $125 million in dividends the Bank made to the Company during the first nine months of 2013.
In preparation for the implementation of the proposed regulatory capital rule revisions issued by the Federal Reserve pursuant to the Basel III framework, which was approved July 2013, we have analyzed the impact of the finalized requirements. Based on our preliminary interpretation of the rules and our planned reduction of asset-backed securities and collateralized loan obligations that will be subject to significant risk weighting increases under Basel III, we estimated that our reported Tier 1 common ratio, on a fully phased in basis, would be five to ten basis points lower than our current level under the New Capital Rules. We are confident in our ability to meet the minimum capital ratios plus the capital conservation buffer upon implementation of the revised requirements.
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
Allowance for Loan Losses
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment; and delinquency status and current FICO scores for our consumer loan portfolio segment. We place non-credit card originated loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income. Credit cards are not placed on nonaccrual status until 180 days past due, at which time they are charged-off.
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
The following table details our allocation of our allowance for loan losses by loan category at the dates indicated:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$40,987	36.5%	$37,550	36.0%
Business	119,314	24.7	99,188	25.1
Total commercial	160,301	61.2	136,738	61.1
Consumer:
Residential real estate	3,027	16.7	4,575	19.1
Home equity	7,847	12.8	5,006	13.5
Other consumer	26,778	9.3	16,203	6.3
Total consumer	37,652	38.8	25,784	38.9
Total	$197,953	100.0%	$162,522	100.0%
Allowance for loan losses to total loans	0.94%		0.82%

The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans (in thousands)	Real estate	Business	Residential	Home equity	Other consumer	Total
Nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$37,550	$99,188	$4,515	$4,716	$14,989	$160,958
Provision for loan losses	5,637	41,897	(1,552)	2,981	19,298	68,261
Charge-offs	(6,103)	(23,477)	(1,256)	(2,072)	(10,010)	(42,918)
Recoveries	3,851	1,706	401	232	2,501	8,691
Balance at end of period	$40,935	$119,314	$2,108	$5,857	$26,778	$194,992
Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$50,007	$57,348	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	(8,021)	56,634	2,409	2,604	8,669	62,295
Charge-offs	(5,518)	(23,131)	(1,965)	(3,508)	(3,035)	(37,157)
Recoveries	556	1,954	294	411	1,171	4,386
Allowance related to loans sold	(88)	(187)	(66)	(121)	(45)	(507)
Balance at end of period	$36,936	$92,618	$4,773	$3,760	$9,122	$147,209
Three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$43,258	$106,597	$2,630	$5,505	$24,460	$182,450
Provision for loan losses	(3,327)	22,411	(385)	674	6,059	25,432
Charge-offs	(2,312)	(10,163)	(161)	(395)	(4,799)	(17,830)
Recoveries	3,316	469	24	73	1,058	4,940
Balance at end of period	$40,935	$119,314	$2,108	$5,857	$26,778	$194,992
Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$44,927	$75,708	$5,076	$4,971	$4,514	$135,196
Provision for loan losses	(6,536)	23,147	107	(771)	5,446	21,393
Charge-offs	(1,508)	(6,500)	(410)	(545)	(1,179)	(10,142)
Recoveries	123	424	14	145	368	1,074
Allowance related to loans sold	$(70)	$(161)	$(14)	$(40)	$(27)	$(312)
Balance at end of period	$36,936	$92,618	$4,773	$3,760	$9,122	$147,209

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans (in thousands)	Business	Real estate	Residential	Home equity	Other consumer	Total
Nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$290	$1,214	$1,564
Provision for loan losses	1,724	—	859	1,700	(744)	3,539
Charge-offs	(1,772)	—	—	—	(547)	(2,319)
Recoveries	100	—	—	—	77	177
Balance at end of period	$52	$—	$919	$1,990	$—	$2,961
Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$50	$1,798	$1,908
Provision for loan losses	5,208	—	—	—	2,000	7,208
Charge-offs	(5,467)	—	—	—	(1,359)	(6,826)
Recoveries	259	—	—	—	175	434
Balance at end of period	$—	$—	$60	$50	$2,614	$2,724
Three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$42	$—	$60	$290	$866	$1,258
Provision for loan losses	—	—	859	1,700	(791)	1,768
Charge-offs	—	—	—	—	(106)	(106)
Recoveries	10	—	—	—	31	41
Balance at end of period	$52	$—	$919	$1,990	$—	$2,961
Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$50	$3,210	$3,320
Provision for loan losses	407	—	—	—	—	407
Charge-offs	(468)	—	—	—	(658)	(1,126)
Recoveries	61	—	—	—	62	123
Balance at end of period	$—	$—	$60	$50	$2,614	$2,724
As of September 30, 2013, we had a liability for unfunded commitments of $13 million. For the nine months ended September 30, 2013, we recognized a provision for credit loss related to our unfunded loan commitments of $1.2 million. Our total unfunded commitments amounted to $9.3 billion at September 30, 2013.
Our net charge-offs of $36 million for the nine months ended September 30, 2013 were $3 million lower than our net charge-offs of $39 million for the nine months ended September 30, 2012. The period over period decrease was driven primarily by $4 million of charge-offs on two commercial loans acquired in the Harleysville acquisition in the prior year. Also contributing to the period over period change was a $3 million recovery related to a commercial real estate loan that was refinanced away. This was offset by an increase in charge offs in the indirect auto and credit card portfolios that continue to season. Total net charge-offs for the third quarter of 2013 represented 0.25% of average total loans compared with 0.26% of average total loans in the second quarter of 2013. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.33% for both the third quarter of 2013 and the second quarter of 2013 and 0.35% for the year ended December 31, 2012.

The following table details our net charge-offs by loan category for the periods indicated:

	Nine months ended September 30,
	2013		2012
(dollars in thousands)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$3,925	0.07%	$10,169	0.21%
Business	21,771	0.57	21,178	0.66
Total commercial	25,696	0.27	31,347	0.39
Consumer:
Residential real estate	855	0.03	1,671	0.06
Home equity	1,840	0.09	3,098	0.17
Other consumer	7,978	0.68	3,047	0.70
Total consumer	10,673	0.18	7,816	0.15
Total	$36,369	0.24%	$39,163	0.29%
Our nonperforming loans increased to $175 million from $173 million at December 31, 2012, and decreased $7 million from $182 million at June 30, 2013. The decrease in nonperforming loans from June 30, 2013 was largely due to paydowns since the prior quarter. New nonperforming loans during the third quarter of 2013 were $38 million, compared to $37 million in the prior quarter. Nonperforming loans comprised 0.83% of total loans at September 30, 2013 compared to 0.88% at December 31, 2012. Excluding our acquired loans, our nonperforming loans were 0.89% of originated loans at September 30, 2013 compared to 1.07% of originated loans at December 31, 2012.

Nonperforming assets to total assets were 0.53%, up only modestly from the prior quarter. A decrease in nonperforming originated loans was offset by the transfer of three acquired loans that were previously designated as loans 90 days past due but accruing to other real estate owned. The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2013(1)	2012(1)
Nonperforming loans:
Commercial:
Real estate	$52,300	$51,968
Business	47,026	55,998
Total commercial	99,326	107,966
Consumer:
Residential real estate	31,312	27,192
Home equity	33,610	33,438
Other consumer	10,984	4,128
Total consumer	75,906	64,758
Total nonperforming loans	175,232	172,724
Real estate owned	24,262	10,114
Total nonperforming assets (2)	$199,494	$182,838
Loans 90 days past due and still accruing interest (3)	$136,248	$171,568
Total nonperforming assets as a percentage of total assets	0.53%	0.50%
Total nonaccruing loans as a percentage of total loans	0.83%	0.88%
Total nonaccruing originated loans as a percentage of total originated loans	0.89%	1.07%
Allowance for loan losses to nonaccruing loans	113.0%	94.1%

(1)	Includes $30 million of nonperforming acquired lines of credit, primarily in home equity at both September 30, 2013 and December 31, 2012.

(2)	Nonperforming assets do not include $70 million and $46 million of performing renegotiated loans that are accruing interest at September 30, 2013 and December 31, 2012, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Despite the increase in balance, as a percentage of total loans, our early stage delinquencies decreased. Early stage delinquencies (loans that are 30 to 89 days past due) of $49 million at September 30, 2013 in our originated loan portfolio increased from $39 million at December 31, 2012. Our acquired loans that were 30 to 89 days past due decreased $35 million from $95 million as of December 31, 2012 to $61 million as of September 30, 2013.
The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Originated loans
Commercial:
Real estate	0.1%	0.1%	—%	0.1%	0.6%	0.8%	0.7%	0.9%
Business	0.2	0.1	0.1	0.1	0.5	0.4	0.8	0.7
Total commercial	0.1	0.1	0.1	0.1	0.5	0.6	0.7	0.8
Consumer:
Residential real estate	0.4	0.4	0.1	0.1	1.1	1.1	1.6	1.7
Home equity	0.2	0.2	0.1	0.1	0.7	0.7	1.0	1.0
Other consumer	0.6	0.6	0.2	0.1	0.4	0.2	1.2	0.9
Total consumer	0.4	0.4	0.1	0.1	0.7	0.7	1.3	1.3
Total	0.2%	0.2%	0.1%	0.1%	0.6%	0.7%	0.9%	1.0%
Acquired loans
Commercial:
Real estate	0.5%	0.5%	0.3%	0.9%	3.6%	3.9%	4.5%	5.3%
Business	1.2	0.8	0.1	0.3	2.3	1.9	3.6	3.1
Total commercial	0.7	0.6	0.3	0.7	3.3	3.4	4.3	4.8
Consumer:
Residential real estate	1.2	1.2	0.6	0.6	4.0	3.4	5.9	5.2
Home equity	0.6	0.7	0.2	0.4	1.6	1.5	2.5	2.7
Other consumer	11.3	2.1	3.8	1.4	8.2	2.7	23.3	6.1
Total consumer	1.0	1.1	0.5	0.6	3.0	2.6	4.5	4.3
Total	0.9%	0.9%	0.4%	0.6%	3.2%	3.0%	4.4%	4.5%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	September 30, 2013	December 31, 2012
Originated loans:
Pass	94.7%	94.5%
Criticized:(1)
Accrual	4.5	4.5
Nonaccrual	0.8	1.0
Total criticized	5.3	5.5
Total	100.0%	100.0%
Acquired loans:
Pass	87.7%	87.4%
Criticized:(1)
Accrual	11.7	12.2
Nonaccrual	0.6	0.4
Total criticized	12.3	12.6
Total	100.0%	100.0%

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

	Percent of total
	September 30, 2013	December 31, 2012
Originated loans by refreshed FICO score:
Over 700	76.5%	73.7%
660-700	12.4	13.6
620-660	5.7	6.2
580-620	2.4	2.8
Less than 580	2.3	3.2
No score(1)	0.7	0.5
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	72.4%	68.3%
660-700	8.2	9.6
620-660	5.1	5.7
580-620	3.3	3.8
Less than 580	4.0	5.3
No score(1)	7.0	7.3
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $129 million and $176 million as of September 30, 2013 and December 31, 2012, respectively. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.

The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related quarters:

(dollars in thousands)	HSBC	NewAlliance	Harleysville	National City	Total
September 30, 2013
Provision for loan losses	$(19)	$—	$1,787	$—	1,768
Net charge-offs	81	—	(16)	—	65
Net charge-offs to average loans	0.03%	—%	(0.01)%	—%	0.01%
Nonperforming loans	$5,567	$7,931	$13,790	$3,100	$30,388
Total loans (1)	911,391	2,811,281	1,040,380	243,701	5,006,753
Allowance for acquired loan losses	—	—	2,961	—	2,961
Credit related discount (2)	23,974	69,812	25,563	9,838	129,187
Credit related discount as percentage of loans	2.63%	2.48%	2.46%	4.04%	2.58%
Criticized loans (3)	$33,832	$149,706	$125,286	$34,744	$343,568
Classified loans (4)	26,060	98,215	105,064	23,036	252,375
Greater than 90 days past due and accruing (5)	11,485	57,513	55,168	9,648	133,814
December 31, 2012
Provision for loan losses	$—	$(129)	$1,002	$(714)	$159
Net charge-offs	—	3	1,118	198	1,319
Net charge-offs to average loans	—%	—%	0.33%	0.22%	0.08%
Nonperforming loans	$5,037	$8,702	$13,484	$2,425	$29,648
Total loans (1)	1,314,538	3,473,659	1,379,035	346,404	6,513,636
Allowance for acquired loan losses	100	—	1,464	—	1,564
Credit related discount (2)	$40,956	$84,031	$38,204	$12,790	$175,981
Credit related discount as percentage of loans	3.12%	2.42%	2.77%	3.69%	2.70%
Criticized loans (3)	$39,530	$186,266	$174,403	$41,881	$442,080
Classified loans (4)	30,044	134,932	144,708	22,524	332,208
Greater than 90 days past due and accruing	10,142	71,050	82,823	3,045	167,060

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

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

The following table provides information about our originated loan portfolio as of the dates indicated or for the related quarters:

(dollars in thousands)	September 30, 2013	December 31, 2012
Provision for loan losses	$25,432	$21,366
Net charge-offs	12,890	7,617
Net charge-offs to average loans	0.33%	0.24%
Nonperforming loans	$144,844	$143,076
Nonperforming loans to total loans	0.89%	1.07%
Total loans	$16,211,505	$13,372,357
Allowance for originated loan losses	194,992	160,958
Allowance for originated loan losses to total originated loans	1.20%	1.20%
Criticized loans	$634,230	$560,590
Classified loans(1)	395,860	376,271
Greater than 90 days past due and accruing (2)	2,434	4,508

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
Our total allowance for loan losses related to both our originated and acquired loans increased $35 million from December 31, 2012 to $198 million at September 30, 2013 as our total provision for loan losses of $72 million exceeded our total net charge-offs of $36 million. The ratio of our total allowance for loan losses to total loans of 0.94% at September 30, 2013 compared to 0.82% as of December 31, 2012. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.20% at September 30, 2013 and remained consistent with the measure at December 31, 2012.
Of the $2.7 billion home equity portfolio at both September 30, 2013 and December 31, 2012, approximately $1.0 billion and $0.9 billion were in a first lien position at the respective period ends. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of September 30, 2013 and December 31, 2012. The Interagency Supervisory Guidance issued during the first quarter of 2012 related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans at December 31, 2012, but did not have a significant impact on our allowance for loan losses.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $123 million at September 30, 2013 from $89 million at December 31, 2012 and $122 million at June 30, 2013. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $70 million and $46 million at September 30, 2013 and December 31, 2012, respectively.
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
Our portfolio of mortgages serviced for others amounted to $3.6 billion and $2.9 billion at September 30, 2013 and December 31, 2012, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $9 million at both September 30, 2013 and December 31, 2012.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	September 30, 2013	December 31, 2012
30 to 59 days past due	0.28%	0.38%
60 to 89 days past due	0.13	0.16
Greater than 90 days past due	0.72	0.77
Total past due loans	1.13%	1.31%

Investments
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
September 30, 2013
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,804	$4,773	$4,773	$—	$—	$—	$—
Residential mortgage-backed securities	615	620	620	—	—	—	—
Debt securities	342	350	319	11	—	—	20
Total	5,761	5,743	5,712	11	—	—	20
Commercial mortgage-backed securities	1,785	1,863	1,039	553	271	—	—
Collateralized loan obligations	1,424	1,466	1,049	370	47	—	—
Asset-backed securities	905	914	673	165	—	—	76
Corporate debt and trust preferred	873	870	11	187	119	552	1
States and political subdivisions	531	545	277	215	35	—	18
Other	48	49	3	15	5	—	26
Total investment securities	$11,327	$11,450	$8,764	$1,516	$477	$552	$141
December 31, 2012
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,839	$4,968	$4,965	$—	$—	$—	$3
Residential mortgage-backed securities	823	858	858	—	—	—	—
Debt securities	415	429	424	—	—	—	5
Total	6,077	6,255	6,247	—	—	—	8
Commercial mortgage-backed securities	1,930	2,060	1,213	583	264	—	—
Collateralized loan obligations	1,510	1,545	1,143	352	40	—	10
Asset-backed securities	936	956	633	323	—	—	—
Corporate debt and trust preferred	827	851	—	229	155	459	8
States and political subdivisions	587	608	460	123	17	—	8
Other	90	93	6	19	14	14	40
Total investment securities	$11,958	$12,368	$9,702	$1,629	$490	$473	$74
The weighted average credit rating of our portfolio was AA at September 30, 2013 and December 31, 2012.
Subsequent to our HSBC Branch Acquisition we started purchasing assets with credit risk, such as commercial mortgage-backed securities ("CMBS") and CLOs. As a result, our risk profile changed which warranted the formation of an oversight committee to keep risk at an acceptable level. The Credit Portfolio Oversight Committee (the "Committee") meets monthly to analyze and monitor the securities portfolio from a credit perspective. In addition to reviewing security ratings, which are one measure of risk, the Committee reviews various credit metrics for each of the portfolios including these metrics under stressed environments. For structured securities, the Committee generally reviews changes in the underlying collateral and changes in credit enhancement. In the discussion of our investment portfolio above, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.

Our CMBS portfolio had an amortized cost of $1.8 billion at September 30, 2013. Gross unrealized losses on our CMBS portfolio amounted to $1.9 million and $1.3 million at September 30, 2013 and December 31, 2012, respectively. While market spreads on CMBS tightened in the second half of 2012, the fair value of our securities benefited from having completed 92% of our purchases before spreads tightened. Additionally, the structure of our CMBS and the underlying mortgage prepayment penalties limit unscheduled principal prepayments.
Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 85% of this portfolio was rated investment grade or higher at September 30, 2013. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.
The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	September 30, 2013		December 31, 2012
Credit enhancement	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
18 - 20%	$21	1%	$41	2%
20 - 25%	134	8	159	8
25 - 30%	311	17	285	15
30+%	1,319	74	1,444	75
Total	$1,785	100%	$1,930	100%
Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.4 billion at September 30, 2013. Gross unrealized losses on our CLO portfolio amounted to $1.6 million and $0.9 million at September 30, 2013 and December 31, 2012, respectively. Our CLO portfolio is predominantly variable rate and returns a 3% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of approximately 90% senior secured loans, and over 90% of the obligors are domiciled in the United States. Half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 97% of our CLO portfolio was rated investment grade or higher at September 30, 2013 and significant credit enhancements for our securities provide us protection from default.
The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated (amounts in millions):

	September 30, 2013		December 31, 2012
Credit Enhancement	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
10 - 15%	$43	3%	$66	4%
15 - 20%	335	23	312	21
20 - 25%	167	12	238	16
25 - 30%	366	26	364	24
30 - 35%	226	16	233	15
35 - 40%	212	15	225	15
40+%	75	5	73	5
Total	$1,424	100%	$1,510	100%

We have assessed our securities that were in an unrealized loss position at September 30, 2013 and December 31, 2012 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. As of September 30, 2013, we have no direct exposure to the debt of European countries.
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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings is FHLB advances, of which we had $3.7 billion outstanding at September 30, 2013.
We have a total borrowing capacity of up to $8.5 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $4.8 billion was available as of September 30, 2013.

Uses of liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $9.3 billion and $8.7 billion at September 30, 2013 and December 31, 2012, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit amounted to $3.3 billion and $3.2 billion at September 30, 2013 and December 31, 2012, respectively, and our unused home equity and other consumer lines of credit increased to $4.8 billion at September 30, 2013 from $4.4 billion at December 31, 2012. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $313 million and $352 million at September 30, 2013 and December 31, 2012, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages amounted to $183 million and $474 million at September 30, 2013 and December 31, 2012, respectively.

Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company’s liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company’s most liquid assets are cash, interest-bearing demand accounts at correspondent banks, and federal funds sold, all of which totaled $381 million at September 30, 2013. As of September 30, 2013, the Company has in excess of eight quarters of cash liquidity without reliance on dividends from the Bank.
The Company’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $125 million to the Company during the nine months ended September 30, 2013. Under the foregoing dividend restrictions, the Bank could pay additional dividends of approximately $425 million to the Company without obtaining regulatory approvals, however, this amount would be limited to $190 million to maintain its “well-capitalized” status.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at September 30, 2013 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$4,267	$2,367	$343	$6,977
Construction	666	21	34	720
Business	4,038	856	311	5,205
Total commercial	8,971	3,244	688	12,902
Consumer:
Residential real estate	1,067	1,756	696	3,519
Home equity	2,127	422	158	2,707
Indirect auto	456	861	22	1,339
Credit cards	312	—	—	312
Other consumer	174	90	46	310
Total consumer	4,136	3,129	922	8,187
Total loans and leases	$13,107	$6,373	$1,610	$21,089

For the loans reported in the preceding table, the following sets forth at September 30, 2013, the dollar amount of all of our fixed-rate and adjustable-rate loans due after September 30, 2014:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$1,244	$1,466	$2,710
Construction	51	4	55
Business	1,102	65	1,167
Total commercial	2,397	1,535	3,932
Consumer:
Residential real estate	1,340	1,112	2,452
Home equity	579	1	580
Indirect auto	883	—	883
Other consumer	135	1	136
Total consumer	2,937	1,114	4,051
Total loans and leases	$5,334	$2,649	$7,983
The following table sets forth at September 30, 2013, the dollar amount of all of our fixed-rate loans due after September 30, 2014 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$634	$290	$159	$336	$30	$1,449
2 to 3 years	529	231	115	258	25	1,158
3 to 5 years	636	312	148	267	34	1,397
Total 1 to 5 years	1,799	833	422	861	89	4,004
5 to 10 years	408	338	135	22	27	930
More than 10 years	190	169	22	—	19	400
Total	$2,397	$1,340	$579	$883	$135	$5,334
The following table sets forth at September 30, 2013, the dollar amount of all of our adjustable-rate loans due after September 30, 2014 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$481	$391	$2	$874
2 to 3 years	429	241	—	670
3 to 5 years	536	292	—	828
Total 1 to 5 years	1,446	924	2	2,372
5 to 10 years	89	188	—	277
More than 10 years	—	—	—	—
Total	$1,535	$1,112	$2	$2,649
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

	Calculated increase (decrease)
	September 30, 2013		December 31, 2012
Changes in interest rates	Net interest income	% change	Net interest income	% change
	(dollars in thousands)
+ 200 basis points (1) (2)	$45,257	4.3%	$29,511	2.8%
+ 100 basis points	22,038	2.1	11,188	1.1
- 50 basis points	(5,880)	(0.6)	(2,388)	(0.2)

(1)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)	Under a shock scenario where interest rates increase 200 basis points immediately, net interest income is estimated to increase by approximately 7% at September 30, 2013.
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

Impact of New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance to reduce diversity in practice related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Some entities present the unrecognized tax benefit as a liability and other entities present the unrecognized tax benefit as a reduction to a deferred tax asset.  The guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset, and becomes effective for us on January 1, 2014. We do not expect this to have a significant impact on our financial statements.

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$558,086	$430,862
Investment securities:
Available for sale, at fair value (amortized cost of $7,485,106 and $10,658,220 in 2013 and 2012; includes pledged securities that can be sold or repledged of $299,854 and $585,967 in 2013 and 2012)	7,609,676	10,993,605
Held to maturity, at amortized cost (fair value of $3,839,863 and $1,373,971 in 2013 and 2012; includes pledged securities that can be sold or repledged of $405,150 and $31,139 in 2013 and 2012)	3,841,700	1,299,806
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	437,534	420,277
Loans held for sale	80,468	154,745
Loans and leases (net of allowance for loan losses of $197,953 and $162,522 in 2013 and 2012)	20,891,118	19,547,490
Bank owned life insurance	413,555	404,321
Premises and equipment, net	417,878	410,561
Goodwill	2,448,506	2,483,787
Core deposit and other intangibles, net	101,425	134,023
Other assets	540,595	526,755
Total assets	$37,340,541	$36,806,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$26,969,002	$27,676,531
Short-term borrowings	4,169,416	2,983,718
Long-term borrowings	732,547	732,425
Other	531,379	487,000
Total liabilities	32,402,344	31,879,674
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2013 and 2012	338,002	338,002
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2013 and 2012	3,660	3,660
Additional paid-in capital	4,231,720	4,230,574
Retained earnings	494,160	398,711
Accumulated other comprehensive income	52,085	157,303
Common stock held by employee stock ownership plan, 2,045,860 and 2,179,315 shares in 2013 and 2012	(16,892)	(17,825)
Treasury stock, at cost, 12,028,768 and 13,381,063 shares in 2013 and 2012	(164,538)	(183,867)
Total stockholders’ equity	4,938,197	4,926,558
Total liabilities and stockholders’ equity	$37,340,541	$36,806,232
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income:
Loans and leases	$214,746	$211,767	$631,356	$601,877
Investment securities and other	91,996	90,101	269,067	290,612
Total interest income	306,742	301,868	900,423	892,489
Interest expense:
Deposits	12,931	18,358	40,175	49,747
Borrowings	16,271	13,905	47,135	71,753
Total interest expense	29,202	32,263	87,310	121,500
Net interest income	277,540	269,605	813,113	770,989
Provision for credit losses	27,600	22,200	73,000	70,300
Net interest income after provision for credit losses	249,940	247,405	740,113	700,689
Noninterest income:
Deposit service charges	27,115	26,422	78,397	64,892
Insurance commissions	17,854	18,764	51,901	52,669
Merchant and card fees	12,464	12,014	36,142	26,813
Wealth management services	15,189	11,069	42,979	29,315
Mortgage banking	2,268	10,974	15,574	23,797
Capital markets income	5,058	6,381	16,091	19,751
Lending and leasing	4,886	3,730	13,326	11,098
Bank owned life insurance	3,725	3,449	10,513	10,684
Gain on securities portfolio repositioning	—	5,337	—	21,232
Other	2,863	4,063	11,357	7,458
Total noninterest income	91,422	102,203	276,280	267,709
Noninterest expense:
Salaries and employee benefits	115,034	115,484	347,129	316,468
Occupancy and equipment	26,582	25,694	83,133	71,800
Technology and communications	28,999	28,110	85,715	72,257
Marketing and advertising	5,822	8,954	15,618	22,393
Professional services	9,820	11,193	29,205	29,351
Amortization of intangibles	7,702	14,506	32,671	30,811
Federal deposit insurance premiums	9,351	8,850	27,600	25,535
Merger and acquisition integration expenses	—	29,404	—	173,834
Restructuring charges	—	—	—	6,453
Other	27,883	24,347	82,958	63,457
Total noninterest expense	231,193	266,542	704,029	812,359
Income before income taxes	110,169	83,066	312,364	156,039
Income taxes	31,026	24,682	94,802	48,714
Net income	79,143	58,384	217,562	107,325
Preferred stock dividend	7,547	7,547	22,641	20,209
Net income available to common stockholders	$71,596	$50,837	$194,921	$87,116
Earnings per share:
Basic	$0.20	$0.15	$0.55	$0.25
Diluted	$0.20	$0.14	$0.55	$0.25
Weighted average common shares outstanding:
Basic	349,653	349,001	349,492	348,956
Diluted	350,896	349,371	350,368	349,248
Dividends per common share	$0.08	$0.08	$0.24	$0.24
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$79,143	$58,384	$217,562	$107,325
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the period	(7,212)	70,917	(96,224)	106,371
Reclassification adjustment for realized gains included in net income	—	—	—	(9,798)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the period	—	—	(33,823)	2,498
Net unrealized (losses) gains on securities available for sale	(7,212)	70,917	(130,047)	99,071
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	—	—	33,823	(2,498)
Amortization of net unrealized holding gains to income during the period	(3,899)	(422)	(9,667)	(1,262)
Net unrealized holding (losses) gains on securities transferred during the period	(3,899)	(422)	24,156	(3,760)
Net unrealized gains on interest rate swaps designated as cash flow hedges arising during the period	184	177	530	6,536
Pension and post-retirement plans:
Pension remeasurement	—	—	—	4,612
Amortization of net loss related to pension and post-retirement plans	48	223	143	544
Total pension and post-retirement plans	48	223	143	5,156
Total other comprehensive (loss) income	(10,879)	70,895	(105,218)	107,003
Total comprehensive income	$68,264	$129,279	$112,344	$214,328
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2013	$338,002	$3,660	$4,230,574	$398,711	$157,303	$(17,825)	$(183,867)	$4,926,558
Net income	—	—	—	217,562	—	—	—	217,562
Total other comprehensive loss, net	—	—	—	—	(105,218)	—	—	(105,218)
ESOP shares committed to be released (133,455 shares)	—	—	—	(20)	—	933	—	913
Stock-based compensation expense	—	—	7,382	—	—	—	—	7,382
Net tax expense from stock-based compensation	—	—	(779)	—	—	—	—	(779)
Restricted stock activity (1,352,295 shares)	—	—	(5,457)	(15,161)	—	—	19,329	(1,289)
Preferred stock dividends	—	—	—	(22,641)	—	—	—	(22,641)
Common stock dividends of $0.24 per share	—	—	—	(84,291)	—	—	—	(84,291)
Balances at September 30, 2013	$338,002	$3,660	$4,231,720	$494,160	$52,085	$(16,892)	$(164,538)	$4,938,197
Balances at January 1, 2012	$338,002	$3,660	$4,228,477	$374,840	$67,812	$(19,070)	$(195,543)	$4,798,178
Net Income	—	—	—	107,325	—	—	—	107,325
Total other comprehensive income, net	—	—	—	—	107,003	—	—	107,003
ESOP shares committed to be released (134,595 shares)	—	—	13	—	—	940	—	953
Stock-based compensation expense	—	—	7,407	—	—	—	—	7,407
Excess tax benefit from stock-based compensation	—	—	104	—	—	—	—	104
Restricted stock activity (798,106 shares)	—	—	(8,329)	(4,347)	—	—	11,341	(1,335)
Preferred stock dividends	—	—	—	(20,209)	—	—	—	(20,209)
Common stock dividends of $0.24 per share	—	—	—	(84,005)	—	—	—	(84,005)
Balances at September 30, 2012	$338,002	$3,660	$4,227,672	$373,604	$174,815	$(18,130)	$(184,202)	$4,915,421
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$217,562	$107,325
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees and discounts, net	41,034	(4,030)
Provision for credit losses	73,000	70,300
Depreciation of premises and equipment	40,030	30,905
Amortization of intangibles	32,671	30,811
Gain on securities portfolio repositioning	—	(21,232)
Origination of loans held for sale	(1,113,338)	(1,053,883)
Proceeds from sales of loans held for sale	1,199,506	1,037,052
ESOP and stock based-compensation expense	8,295	8,360
Deferred income tax (benefit) expense	(3,348)	18,362
Contributions to defined benefit pension plans	—	(110,575)
Decrease (increase) in other assets	16,961	(40,023)
Increase (decrease) in other liabilities	87,332	(65,877)
Net cash provided by operating activities	599,705	7,495
Cash flows from investing activities:
Proceeds from sales of securities available for sale	478,352	3,170,966
Proceeds from maturities of securities available for sale	147,223	192,763
Principal payments received on securities available for sale	1,006,392	1,512,007
Purchases of securities available for sale	(1,460,637)	(5,070,424)
Principal payments received on securities held to maturity	697,058	400,909
Purchases of securities held to maturity	(225,426)	—
Purchases of Federal Home Loan Bank and Federal Reserve Bank common stock	(17,257)	(15,152)
Net increase in loans and leases	(1,403,470)	(1,183,896)
Acquisitions, net of cash and cash equivalents	—	7,703,349
Purchases of premises and equipment	(51,411)	(75,555)
Other, net	(19,452)	39,773
Net cash (used in) provided by investing activities	(848,628)	6,674,740
Cash flows from financing activities:
Net decrease in deposits	(700,861)	(1,627,490)
Proceeds from (repayments of) short-term borrowings, net	1,185,698	(213,235)
Repayments of long-term borrowings	(977)	(5,126,447)
Dividends paid on noncumulative preferred stock	(22,641)	(20,209)
Dividends paid on common stock	(84,291)	(84,005)
Other, net	(781)	(317)
Net cash provided by (used in) financing activities	376,147	(7,071,703)
Net increase (decrease) in cash and cash equivalents	127,224	(389,468)
Cash and cash equivalents at beginning of period	430,862	836,555
Cash and cash equivalents at end of period	$558,086	$447,087

Supplemental disclosures
Cash paid during the period for:
Income taxes	$25,379	$16,099
Interest expense	92,144	206,139
Acquisition of noncash assets and liabilities:
Assets acquired	—	2,406,277
Liabilities assumed	—	10,109,626
Other noncash activity:
Securities transferred from available for sale to held to maturity (at fair value)	3,001,330	—
Securities available for sale purchased not settled	35,390	93,516
Securities held to maturity purchased not settled	16,385	—
Securities transferred from held to maturity to available for sale	—	860,674

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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. Results for the nine months ended September 30, 2013 do not necessarily reflect the results that may be expected for the year ending December 31, 2013. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
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
Direct costs related to the HSBC Branch Acquisition were expensed as incurred and amounted to $174 million for the nine months ended September 30, 2012. There were no such costs during the nine months ended September 30, 2013.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$531,258	$13,606	$(320)	$544,544
U.S. Treasury	19,956	555	—	20,511
U.S. government agencies	4,181	7	(14)	4,174
U.S. government sponsored enterprises	317,836	8,229	(678)	325,387
Corporate	867,106	14,508	(16,726)	864,888
Trust preferred securities	5,966	—	(626)	5,340
Total debt securities	1,746,303	36,905	(18,364)	1,764,844
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	43,352	777	(1,681)	42,448
Federal National Mortgage Association	145,427	4,845	(10)	150,262
Federal Home Loan Mortgage Corporation	167,114	4,502	—	171,616
Collateralized mortgage obligations:
Federal National Mortgage Association	817,057	552	(22,805)	794,804
Federal Home Loan Mortgage Corporation	403,730	777	(10,824)	393,683
Non-agency issued	15,513	728	(8)	16,233
Total collateralized mortgage obligations	1,236,300	2,057	(33,637)	1,204,720
Total residential mortgage-backed securities	1,592,193	12,181	(35,328)	1,569,046
Commercial mortgage-backed securities, non-agency issued	1,784,661	80,322	(1,867)	1,863,116
Total mortgage-backed securities	3,376,854	92,503	(37,195)	3,432,162
Collateralized loan obligations, non-agency issued	1,424,309	43,410	(1,594)	1,466,125
Asset-backed securities collateralized by:
Student loans	311,532	6,363	(382)	317,513
Credit cards	73,051	380	(408)	73,023
Auto loans	333,248	3,812	(508)	336,552
Other	187,306	917	(1,067)	187,156
Total asset-backed securities	905,137	11,472	(2,365)	914,244
Other	32,503	57	(259)	32,301
Total securities available for sale	$7,485,106	$184,347	$(59,777)	$7,609,676
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$18,333	$222	$(106)	$18,449
Federal National Mortgage Association	154,141	180	(2,545)	151,776
Federal Home Loan Mortgage Corporation	85,975	203	(580)	85,598
Collateralized mortgage obligations:
Government National Mortgage Association	1,459,691	34,950	(1,433)	1,493,208
Federal National Mortgage Association	1,105,058	1,116	(31,712)	1,074,462
Federal Home Loan Mortgage Corporation	1,018,502	18,753	(20,885)	1,016,370
Total collateralized mortgage obligations	3,583,251	54,819	(54,030)	3,584,040
Total securities held to maturity	$3,841,700	$55,424	$(57,261)	$3,839,863

	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$587,482	$20,723	$(144)	$608,061
U.S. Treasury	19,944	763	—	20,707
U.S. government agencies	4,641	13	(3)	4,651
U.S. government sponsored enterprises	390,421	13,471	—	403,892
Corporate	811,720	28,390	(3,083)	837,027
Trust preferred securities	15,524	—	(1,329)	14,195
Total debt securities	1,829,732	63,360	(4,559)	1,888,533
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	67,700	2,123	(197)	69,626
Federal National Mortgage Association	394,274	20,218	(30)	414,462
Federal Home Loan Mortgage Corporation	342,906	11,987	—	354,893
Collateralized mortgage obligations:
Government National Mortgage Association	1,060,415	30,742	—	1,091,157
Federal National Mortgage Association	1,460,400	14,968	(940)	1,474,428
Federal Home Loan Mortgage Corporation	1,036,308	11,204	(295)	1,047,217
Non-agency issued	59,604	1,544	(25)	61,123
Total collateralized mortgage obligations	3,616,727	58,458	(1,260)	3,673,925
Total residential mortgage-backed securities	4,421,607	92,786	(1,487)	4,512,906
Commercial mortgage-backed securities, non-agency issued	1,929,727	131,785	(1,291)	2,060,221
Total mortgage-backed securities	6,351,334	224,571	(2,778)	6,573,127
Collateralized loan obligations, non-agency issued	1,510,253	35,466	(854)	1,544,865
Asset-backed securities collateralized by:
Student loans	377,923	11,952	(134)	389,741
Credit cards	73,768	1,319	(12)	75,075
Auto loans	366,501	5,708	(43)	372,166
Other	117,885	781	(7)	118,659
Total asset-backed securities	936,077	19,760	(196)	955,641
Other	30,824	707	(92)	31,439
Total securities available for sale	$10,658,220	$343,864	$(8,479)	$10,993,605
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$5,988	$340	$(28)	$6,300
Federal National Mortgage Association	5,223	168	—	5,391
Federal Home Loan Mortgage Corporation	6,753	326	—	7,079
Collateralized mortgage obligations:
Government National Mortgage Association	1,006,238	48,748	(91)	1,054,895
Federal National Mortgage Association	18,463	657	—	19,120
Federal Home Loan Mortgage Corporation	257,141	24,045	—	281,186
Total collateralized mortgage obligations	1,281,842	73,450	(91)	1,355,201
Total securities held to maturity	$1,299,806	$74,284	$(119)	$1,373,971

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
September 30, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$27,131	$(313)	46	$274	$(7)	1	$27,405	$(320)	47
U.S. government agencies	—	—	—	2,136	(14)	3	2,136	(14)	3
U.S. government sponsored enterprises	69,974	(678)	6	—	—	—	69,974	(678)	6
Corporate	354,076	(15,403)	242	39,430	(1,323)	11	393,506	(16,726)	253
Trust preferred securities	—	—	—	5,340	(626)	3	5,340	(626)	3
Total debt securities	451,181	(16,394)	294	47,180	(1,970)	18	498,361	(18,364)	312
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	19,648	(1,681)	6	—	—	—	19,648	(1,681)	6
Federal National Mortgage Association	707	(10)	7	—	—	—	707	(10)	7
Collateralized mortgage obligations:
Federal National Mortgage Association	683,277	(22,805)	37	—	—	—	683,277	(22,805)	37
Federal Home Loan Mortgage Corporation	373,987	(10,824)	18	—	—	—	373,987	(10,824)	18
Non-agency issued	1,138	(8)	4	—	—	—	1,138	(8)	4
Total collateralized mortgage obligations	1,058,402	(33,637)	59	—	—	—	1,058,402	(33,637)	59
Total residential mortgage-backed securities	1,078,757	(35,328)	72	—	—	—	1,078,757	(35,328)	72
Commercial mortgage-backed securities, non-agency issued	144,576	(1,852)	18	1,868	(15)	1	146,444	(1,867)	19
Total mortgage-backed securities	1,223,333	(37,180)	90	1,868	(15)	1	1,225,201	(37,195)	91
Collateralized loan obligations, non-agency issued	177,557	(1,594)	21	—	—	—	177,557	(1,594)	21
Asset-backed securities collateralized by:
Student loans	65,470	(382)	9	—	—	—	65,470	(382)	9
Credit card	36,079	(408)	4	—	—	—	36,079	(408)	4
Auto loans	37,187	(508)	9	—	—	—	37,187	(508)	9
Other	73,477	(1,066)	12	87	(1)	1	73,564	(1,067)	13
Total asset-backed securities	212,213	(2,364)	34	87	(1)	1	212,300	(2,365)	35
Other	22,181	(259)	5	—	—	—	22,181	(259)	5
Total securities available for sale in an unrealized loss position	$2,086,465	$(57,791)	444	$49,135	$(1,986)	20	$2,135,600	$(59,777)	464

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
September 30, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$11,287	$(106)	4	$—	$—	—	$11,287	$(106)	4
Federal National Mortgage Association	138,981	(2,545)	39	—	—	—	138,981	(2,545)	39
Federal Home Loan Mortgage Corporation	68,468	(580)	18	—	—	—	68,468	(580)	18
Collateralized mortgage obligation:
Government National Mortgage Association	104,281	(1,433)	14	—	—	—	104,281	(1,433)	14
Federal National Mortgage Association	913,806	(31,712)	50	—	—	—	913,806	(31,712)	50
Federal Home Loan Mortgage Corporation	609,355	(20,885)	41	—	—	—	609,355	(20,885)	41
Total collateralized mortgage obligations	1,627,442	(54,030)	105	—	—	—	1,627,442	(54,030)	105
Total securities held to maturity in an unrealized loss position	$1,846,178	$(57,261)	166	$—	$—	—	$1,846,178	$(57,261)	166

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2012	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$21,373	$(98)	42	$4,311	$(46)	5	$25,684	$(144)	47
U.S. government agencies	—	—	—	2,237	(3)	2	2,237	(3)	2
Corporate	92,190	(2,168)	27	44,085	(915)	2	136,275	(3,083)	29
Trust preferred securities	1,005	(13)	1	13,190	(1,316)	6	14,195	(1,329)	7
Total debt securities	114,568	(2,279)	70	63,823	(2,280)	15	178,391	(4,559)	85
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	22,604	(197)	6	—	—	—	22,604	(197)	6
Federal National Mortgage Association	1,244	(22)	7	315	(8)	2	1,559	(30)	9
Collateralized mortgage obligations:
Federal National Mortgage Association	232,290	(940)	12	—	—	—	232,290	(940)	12
Federal Home Loan Mortgage Corporation	118,020	(295)	6	—	—	—	118,020	(295)	6
Non-agency issued	—	—	—	4,123	(25)	1	4,123	(25)	1
Total collateralized mortgage obligations	350,310	(1,235)	18	4,123	(25)	1	354,433	(1,260)	19
Total residential mortgage-backed securities	374,158	(1,454)	31	4,438	(33)	3	378,596	(1,487)	34
Commercial mortgage-backed securities, non-agency issued	29,660	(613)	5	31,567	(678)	4	61,227	(1,291)	9
Total mortgage-backed securities	403,818	(2,067)	36	36,005	(711)	7	439,823	(2,778)	43
Collateralized loan obligations, non-agency issued	167,997	(854)	25	—	—	—	167,997	(854)	25
Asset-backed securities collateralized by:
Student loans	2,055	(53)	1	25,641	(81)	1	27,696	(134)	2
Credit cards	5,987	(12)	2	—	—	—	5,987	(12)	2
Auto loans	41,605	(43)	7	—	—	—	41,605	(43)	7
Other	4,500	(3)	2	97	(4)	1	4,597	(7)	3
Total asset-backed securities	54,147	(111)	12	25,738	(85)	2	79,885	(196)	14
Other	—	—	—	7,936	(92)	3	7,936	(92)	3
Total securities available for sale in an unrealized loss position	$740,530	$(5,311)	143	$133,502	$(3,168)	27	$874,032	$(8,479)	170
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$1,959	$(28)	1	$—	$—	—	$1,959	$(28)	1
Collateralized mortgage obligations:
Government National Mortgage Association	23,485	(91)	2	—	—	—	23,485	(91)	2
Total securities held to maturity in an unrealized loss position	$25,444	$(119)	3	$—	$—	—	$25,444	$(119)	3

We have assessed the securities in an unrealized loss position at September 30, 2013 and December 31, 2012 and determined that the declines in fair value below amortized cost were temporary. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Scheduled contractual maturities of our investment securities at September 30, 2013 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$224,911	$227,171
After one year through five years	899,393	925,249
After five years through ten years	601,962	593,531
After ten years	20,037	18,893
Total debt securities	1,746,303	1,764,844
Mortgage-backed securities	7,218,554	7,272,025
Collateralized loan obligations	1,424,309	1,466,125
Asset-backed securities	905,137	914,244
Other	32,503	32,301
	$11,326,806	$11,449,539
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio increased to 3.2 years at September 30, 2013 from 2.4 years at December 31, 2012.
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
Our loans and leases receivable consisted of the following at the dates indicated:

	September 30, 2013			December 31, 2012
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$5,321,251	$1,566,576	$6,887,827	$4,491,440	$1,974,607	$6,466,047
Construction	772,362	37,218	809,580	552,265	74,881	627,146
Business	4,741,050	463,622	5,204,672	4,286,331	666,992	4,953,323
Total commercial	10,834,663	2,067,416	12,902,079	9,330,036	2,716,480	12,046,516
Consumer:
Residential real estate	1,882,628	1,636,605	3,519,233	1,724,134	2,037,433	3,761,567
Home equity	1,536,935	1,169,668	2,706,603	1,286,243	1,365,648	2,651,891
Indirect auto	1,339,449	—	1,339,449	601,456	—	601,456
Credit cards	311,600	—	311,600	215,001	99,972	314,973
Other consumer	306,230	3,877	310,107	215,487	118,122	333,609
Total consumer	5,376,842	2,810,150	8,186,992	4,042,321	3,621,175	7,663,496
Total loans and leases	16,211,505	4,877,566	21,089,071	13,372,357	6,337,655	19,710,012
Allowance for loan losses	(194,992)	(2,961)	(197,953)	(160,958)	(1,564)	(162,522)
Total loans and leases, net	$16,016,513	$4,874,605	$20,891,118	$13,211,399	$6,336,091	$19,547,490
As of September 30, 2013, we had a liability for unfunded loan commitments of $13 million. For the nine months ended September 30, 2013, we recognized provision for credit losses related to our unfunded loan commitments of $1.2 million.
Of the $2.7 billion home equity portfolio at both September 30, 2013 and December 31, 2012, $1.0 billion and $0.9 billion were in a first lien position at the respective period ends. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of September 30, 2013 and December 31, 2012.

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

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition are as follows at the dates indicated:

	September 30, 2013	December 31, 2012
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$20,286	$31,032
Carrying amount	13,800	24,157
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	3,602,822	4,773,965
Carrying amount	3,533,103	4,690,143
Other acquired loans
Outstanding principal balance	1,381,794	1,695,979
Carrying amount	1,330,663	1,623,355
Total acquired loans
Outstanding principal balance	5,004,902	6,500,976
Carrying amount	4,877,566	6,337,655
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2012	$(1,186,900)
HSBC acquisition	(90,670)
Net reclassifications from nonaccretable yield	(28,095)
Accretion	248,533
Balance at December 31, 2012	(1,057,132)
Reclassifications from nonaccretable yield	(14,362)
Accretion	156,497
Other (1)	21,722
Balance at September 30, 2013	$(893,275)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
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
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Other consumer	Total
Nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$37,550	$99,188	$4,515	$4,716	$14,989	$160,958
Provision for loan losses	5,637	41,897	(1,552)	2,981	19,298	68,261
Charge-offs	(6,103)	(23,477)	(1,256)	(2,072)	(10,010)	(42,918)
Recoveries	3,851	1,706	401	232	2,501	8,691
Balance at end of period	$40,935	$119,314	$2,108	$5,857	$26,778	$194,992
Allowance for loan losses:
Individually evaluated for impairment	$1,744	$4,587	$1,084	$2,439	$68	$9,922
Collectively evaluated for impairment	39,191	114,727	1,024	3,418	26,710	185,070
Total	$40,935	$119,314	$2,108	$5,857	$26,778	$194,992
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$81,934	$57,916	$20,483	$6,007	$3,627	$169,967
Collectively evaluated for impairment	6,011,679	4,683,134	1,862,145	1,530,928	1,953,652	16,041,538
Total	$6,093,613	$4,741,050	$1,882,628	$1,536,935	$1,957,279	$16,211,505
Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$50,007	$57,348	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	(8,021)	56,634	2,409	2,604	8,669	62,295
Charge-offs	(5,518)	(23,131)	(1,965)	(3,508)	(3,035)	(37,157)
Recoveries	556	1,954	294	411	1,171	4,386
Allowance related to loans sold	(88)	(187)	(66)	(121)	(45)	(507)
Balance at end of period	$36,936	$92,618	$4,773	$3,760	$9,122	$147,209
Allowance for loan losses:
Individually evaluated for impairment	$2,047	$5,090	$2,373	$360	$21	$9,891
Collectively evaluated for impairment	34,889	87,528	2,400	3,400	9,101	137,318
Total	$36,936	$92,618	$4,773	$3,760	$9,122	$147,209
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$62,708	$47,947	$17,756	$4,738	$1,511	$134,660
Collectively evaluated for impairment	4,644,029	3,833,198	1,684,031	1,226,818	709,832	12,097,908
Total	$4,706,737	$3,881,145	$1,701,787	$1,231,556	$711,343	$12,232,568

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Other consumer	Total
Three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$43,258	$106,597	$2,630	$5,505	$24,460	$182,450
Provision for loan losses	(3,327)	22,411	(385)	674	6,059	25,432
Charge-offs	(2,312)	(10,163)	(161)	(395)	(4,799)	(17,830)
Recoveries	3,316	469	24	73	1,058	4,940
Balance at end of period	$40,935	$119,314	$2,108	$5,857	$26,778	$194,992
Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$44,927	$75,708	$5,076	$4,971	$4,514	$135,196
Provision for loan losses	(6,536)	23,147	107	(771)	5,446	21,393
Charge-offs	(1,508)	(6,500)	(410)	(545)	(1,179)	(10,142)
Recoveries	123	424	14	145	368	1,074
Allowance related to loans sold	(70)	(161)	(14)	(40)	(27)	(312)
Balance at end of period	$36,936	$92,618	$4,773	$3,760	$9,122	$147,209

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Other consumer	Total
Nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$290	$1,214	$1,564
Provision for loan losses	1,724	—	859	1,700	(744)	3,539
Charge-offs	(1,772)	—	—	—	(547)	(2,319)
Recoveries	100	—	—	—	77	177
Balance at end of period	$52	$—	$919	$1,990	$—	$2,961
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	52	—	919	1,990	—	2,961
Total	$52	$—	$919	$1,990	$—	$2,961
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$999	$9,430	$—	$3,324	$—	$13,753
Collectively evaluated for impairment	—	338,788	—	975,244	3,877	1,317,909
Loans acquired with deteriorated credit quality	1,602,795	115,404	1,636,605	191,100	—	3,545,904
Total	$1,603,794	$463,622	$1,636,605	$1,169,668	$3,877	$4,877,566
Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$50	$1,798	$1,908
Provision for loan losses	5,208	—	—	—	2,000	7,208
Charge-offs	(5,467)	—	—	—	(1,359)	(6,826)
Recoveries	259	—	—	—	175	434
Balance at end of period	$—	$—	$60	$50	$2,614	$2,724
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	60	50	2,614	2,724
Total	$—	$—	$60	$50	$2,614	$2,724
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$1,356	$7,998	$—	$2,341	$—	$11,695
Collectively evaluated for impairment	—	534,204	—	1,072,200	252,718	1,859,122
Loans acquired with deteriorated credit quality	2,127,878	258,807	2,168,969	355,332	92,155	5,003,141
Total	$2,129,234	$801,009	$2,168,969	$1,429,873	$344,873	$6,873,958

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Other consumer	Total
Three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$42	$—	$60	$290	$866	$1,258
Provision for loan losses	—	—	859	1,700	(791)	1,768
Charge-offs	—	—	—	—	(106)	(106)
Recoveries	10	—	—	—	31	41
Balance at end of period	$52	$—	$919	$1,990	$—	$2,961
Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$60	$50	$3,210	$3,320
Provision for loan losses	407	—	—	—	—	407
Charge-offs	(468)	—	—	—	(658)	(1,126)
Recoveries	61	—	—	—	62	123
Balance at end of period	$—	$—	$60	$50	$2,614	$2,724
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	September 30, 2013			December 31, 2012
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$51,302	$998	$52,300	$50,848	$1,120	$51,968
Business	35,854	11,172	47,026	47,066	8,932	55,998
Total commercial	87,156	12,170	99,326	97,914	10,052	107,966
Consumer:
Residential real estate	31,312	—	31,312	27,192	—	27,192
Home equity	15,709	17,901	33,610	14,233	19,205	33,438
Other consumer	10,667	317	10,984	3,737	391	4,128
Total consumer	57,688	18,218	75,906	45,162	19,596	64,758
Total	$144,844	$30,388	$175,232	$143,076	$29,648	$172,724
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$1,860	$2,157	$5,398	$5,287

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 68% and 67% of the loans’ contractual principal balance at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013			December 31, 2012
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$62,495	$84,613	$—	$41,964	$54,926	$—
Business	47,215	71,313	—	34,336	57,442	—
Total commercial	109,710	155,926	—	76,300	112,368	—
Consumer:
Residential real estate	15,573	18,762	—	6,315	6,473	—
Home equity	1,102	1,328	—	2,992	3,406	—
Other consumer	1,844	2,190	—	1,830	1,924	—
Total consumer	18,519	22,280	—	11,137	11,803	—
Total	$128,229	$178,206	$—	$87,437	$124,171	$—
With a related allowance recorded
Commercial:
Real estate	$19,439	$24,379	$1,744	$24,550	$37,037	$2,640
Business	10,701	20,190	4,587	23,873	31,271	4,755
Total commercial	30,140	44,569	6,331	48,423	68,308	7,395
Consumer:
Residential real estate	4,910	5,651	1,084	13,191	13,918	3,074
Home equity	4,905	5,664	2,439	2,406	2,583	801
Other consumer	1,783	1,963	68	79	99	10
Total consumer	11,598	13,278	3,591	15,676	16,600	3,885
Total	$41,738	$57,847	$9,922	$64,099	$84,908	$11,280
Total
Commercial:
Real estate	$81,934	$108,992	$1,744	$66,514	$91,963	$2,640
Business	57,916	91,503	4,587	58,209	88,713	4,755
Total commercial	139,850	200,495	6,331	124,723	180,676	7,395
Consumer:
Residential real estate	20,483	24,413	1,084	19,506	20,391	3,074
Home equity	6,007	6,992	2,439	5,398	5,989	801
Other consumer	3,627	4,153	68	1,909	2,023	10
Total consumer	30,117	35,558	3,591	26,813	28,403	3,885
Total	$169,967	$236,053	$9,922	$151,536	$209,079	$11,280

The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	September 30, 2013			December 31, 2012
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$999	$4,447	$—	$1,130	$4,652	$—
Business	9,430	10,293	—	6,656	7,436	—
Total commercial	10,429	14,740	—	7,786	12,088	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	3,324	4,413	—	2,345	3,470	—
Other consumer	—	—	—	17	17	—
Total consumer	3,324	4,413	—	2,362	3,487	—
Total(1)	$13,753	$19,153	$—	$10,148	$15,575	$—
(1)Includes nonaccrual purchased credit impaired loans.
The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	September 30,
	2013		2012
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Nine months ended
Commercial:
Real estate	$88,046	$1,213	$67,480	$1,112
Business	59,391	689	49,318	597
Total commercial	147,437	1,902	116,798	1,709
Consumer:
Residential real estate	23,421	352	14,102	340
Home equity	6,096	47	2,558	74
Other consumer	3,836	33	556	31
Total consumer	33,353	432	17,216	445
Total	$180,790	$2,334	$134,014	$2,154
Three months ended
Commercial:
Real estate	$87,903	$410	$63,721	$548
Business	60,077	293	42,807	315
Total commercial	147,980	703	106,528	863
Consumer:
Residential real estate	20,755	182	17,789	134
Home equity	6,091	18	4,825	43
Other consumer	3,072	24	1,512	30
Total consumer	29,918	224	24,126	207
Total	$177,898	$927	$130,654	$1,070

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	September 30,
	2013		2012
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Nine months ended
Commercial:
Real estate	$1,139	$—	$1,605	$—
Business	9,532	—	8,375	—
Total commercial	10,671	—	9,980	—
Consumer:
Residential real estate	—	—	—	—
Home equity	3,336	3	780	26
Other consumer	—	—	—	—
Total consumer	3,336	3	780	26
Total(1)	$14,007	$3	$10,760	$26
Three months ended
Commercial:
Real estate	$1,065	$—	$678	$—
Business	8,020	—	5,423	—
Total commercial	9,085	—	6,101	—
Consumer:
Residential real estate	—	—	—	—
Home equity	3,265	1	2,341	26
Other consumer	—	—	—	—
Total consumer	3,265	1	2,341	26
Total(1)	$12,350	$1	$8,442	$26

(1)	Included nonaccrual purchased credit impaired loans.
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

The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
September 30, 2013
Nonaccrual loans	$99,326	$75,906	$175,232
Plus: Accruing TDRs	61,893	7,984	69,877
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(10,940)	(50,449)	(61,389)
Total impaired loans(1)	$150,279	$33,441	$183,720
December 31, 2012:
Nonaccrual loans	$107,966	$64,758	$172,724
Plus: Accruing TDRs	36,380	9,900	46,280
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11,837)	(45,483)	(57,320)
Total impaired loans(1)	$132,509	$29,175	$161,684

(1)	Includes nonaccrual purchased credit impaired loans.
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.

The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
September 30, 2013
Originated loans
Commercial:
Real estate	$5,590	$878	$33,865	$40,333	$6,053,280	$6,093,613	$—
Business	8,094	5,135	23,232	36,461	4,704,589	4,741,050	27
Total commercial	13,684	6,013	57,097	76,794	10,757,869	10,834,663	27
Consumer:
Residential real estate	6,597	1,732	21,584	29,913	1,852,715	1,882,628	—
Home equity	3,413	1,688	10,685	15,786	1,521,149	1,536,935	—
Other consumer	11,827	4,021	7,513	23,361	1,933,918	1,957,279	2,407
Total consumer	21,837	7,441	39,782	69,060	5,307,782	5,376,842	2,407
Total	$35,521	$13,454	$96,879	$145,854	$16,065,651	$16,211,505	$2,434
Acquired loans
Commercial:
Real estate	$8,523	$5,249	$58,229	$72,001	$1,531,793	$1,603,794	$57,231
Business	5,575	418	10,638	16,631	446,991	463,622	5,165
Total commercial	14,098	5,667	68,867	88,632	1,978,784	2,067,416	62,396
Consumer:
Residential real estate	19,876	10,261	65,985	96,122	1,540,483	1,636,605	65,985
Home equity	7,459	2,761	18,507	28,727	1,140,941	1,169,668	5,433
Other consumer	439	146	317	902	2,975	3,877	—
Total consumer	27,774	13,168	84,809	125,751	2,684,399	2,810,150	71,418
Total	$41,872	$18,835	$153,676	$214,383	$4,663,183	$4,877,566	$133,814
December 31, 2012
Originated loans
Commercial:
Real estate	$4,346	$2,584	$40,454	$47,384	$4,996,321	$5,043,705	$3,791
Business	5,398	4,698	19,237	29,333	4,256,998	4,286,331	315
Total commercial	9,744	7,282	59,691	76,717	9,253,319	9,330,036	4,106
Consumer:
Residential real estate	7,590	2,414	19,241	29,245	1,694,889	1,724,134	—
Home equity	2,754	1,662	8,991	13,407	1,272,836	1,286,243	—
Other consumer	6,214	1,230	2,020	9,464	1,022,480	1,031,944	402
Total consumer	16,558	5,306	30,252	52,116	3,990,205	4,042,321	402
Total	$26,302	$12,588	$89,943	$128,833	$13,243,524	$13,372,357	$4,508
Acquired loans
Commercial:
Real estate	$10,651	$18,066	$80,374	$109,091	$1,940,397	$2,049,488	$79,255
Business	5,661	1,864	12,864	20,389	646,603	666,992	5,963
Total commercial	16,312	19,930	93,238	129,480	2,587,000	2,716,480	85,218
Consumer:
Residential real estate	24,104	11,917	69,106	105,127	1,932,306	2,037,433	69,106
Home equity	10,241	5,437	20,705	36,383	1,329,265	1,365,648	7,268
Other consumer	4,506	2,968	5,859	13,333	204,761	218,094	5,468
Total consumer	38,851	20,322	95,670	154,843	3,466,332	3,621,175	81,842
Total	$55,163	$40,252	$188,908	$284,323	$6,053,332	$6,337,655	$167,060

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
September 30, 2013
Originated loans:
Pass	$5,778,744	$4,481,784	$10,260,528	94.7%
Criticized:(1)
Accrual	263,567	223,412	486,979	4.5
Nonaccrual	51,302	35,854	87,156	0.8
Total criticized	314,869	259,266	574,135	5.3
Total	$6,093,613	$4,741,050	$10,834,663	100.0%
Acquired loans:
Pass	$1,413,615	$399,869	$1,813,484	87.7%
Criticized:(1)
Accrual	189,181	52,581	241,762	11.7
Nonaccrual	998	11,172	12,170	0.6
Total criticized	190,179	63,753	253,932	12.3
Total	$1,603,794	$463,622	$2,067,416	100.0%
December 31, 2012
Originated loans:
Pass	$4,745,600	$4,069,410	$8,815,010	94.5%
Criticized:(1)
Accrual	247,257	169,855	417,112	4.5
Nonaccrual	50,848	47,066	97,914	1.0
Total criticized	298,105	216,921	515,026	5.5
Total	$5,043,705	$4,286,331	$9,330,036	100.0%
Acquired loans:
Pass	$1,794,282	$581,555	$2,375,837	87.4%
Criticized:(1)
Accrual	254,086	76,505	330,591	12.2
Nonaccrual	1,120	8,932	10,052	0.4
Total criticized	255,206	85,437	340,643	12.6
Total	$2,049,488	$666,992	$2,716,480	100.0%

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

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Other consumer	Total	Percent of total
September 30, 2013
Originated loans by refreshed FICO score:
Over 700	$1,607,573	$1,266,686	$1,236,344	$4,110,603	76.5%
660-700	136,743	150,454	379,540	666,737	12.4
620-660	56,261	61,125	190,880	308,266	5.7
580-620	33,621	26,741	70,612	130,974	2.4
Less than 580	38,037	28,327	55,138	121,502	2.3
No score(1)	10,393	3,602	24,765	38,760	0.7
Total	$1,882,628	$1,536,935	$1,957,279	$5,376,842	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,130,390	$901,936	$2,055	$2,034,381	72.4%
660-700	125,434	103,897	886	230,217	8.2
620-660	77,683	63,922	495	142,100	5.1
580-620	53,207	39,547	243	92,997	3.3
Less than 580	73,729	38,971	198	112,898	4.0
No score(1)	176,162	21,395	—	197,557	7.0
Total	$1,636,605	$1,169,668	$3,877	$2,810,150	100.0%
December 31, 2012
Originated loans by refreshed FICO score:
Over 700	$1,381,565	$1,009,913	$589,804	$2,981,282	73.7%
660-700	167,046	148,692	232,474	548,212	13.6
620-660	67,520	59,085	122,656	249,261	6.2
580-620	38,570	28,487	45,545	112,602	2.8
Less than 580	57,794	36,152	36,866	130,812	3.2
No score(1)	11,639	3,914	4,599	20,152	0.5
Total	$1,724,134	$1,286,243	$1,031,944	$4,042,321	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,353,416	$998,443	$120,305	$2,472,164	68.3%
660-700	176,620	136,160	35,255	348,035	9.6
620-660	103,628	83,857	19,380	206,865	5.7
580-620	72,627	53,708	9,967	136,302	3.8
Less than 580	109,337	69,664	13,594	192,595	5.3
No score(1)	221,805	23,816	19,593	265,214	7.3
Total	$2,037,433	$1,365,648	$218,094	$3,621,175	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information on our TDRs at the dates indicated:

	September 30, 2013	December 31, 2012
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$69,877	$46,280
Nonaccrual	53,405	42,244
Total troubled debt restructurings (1)	$123,282	$88,524

(1)	Includes 63 and 44 acquired loans that were restructured with a recorded investment of $3.3 million and $2.9 million at September 30, 2013 and December 31, 2012, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Nine months ended September 30, 2013
Commercial:
Commercial real estate
Extension of term	5	$9,354	$634	$510
Extension of term and rate reduction	6	15,910	740	438
Deferral of principal	1	7,782	429	—
Commercial business
Extension of term	9	10,237	1,576	185
Extension of term and rate reduction	7	974	139	232
Total commercial	28	44,257	3,518	1,365
Consumer:
Residential real estate
Extension of term	2	$291	$—	$23
Rate reduction	3	109	—	3
Deferral of principal and extension of term	4	151	—	7
Extension of term and rate reduction	10	1,930	1	78
Chapter 7 bankruptcy	12	760	—	11
Home equity
Rate reduction	2	126	—	11
Deferral of principal and extension of term	1	111	—	1
Extension of term and rate reduction	2	40	—	—
Chapter 7 Bankruptcy	50	1,866	5	22
Other consumer
Rate reduction	1	25	1	1
Extension of term and rate reduction	1	46	1	—
Chapter 7 Bankruptcy	112	2,008	31	1
Total consumer	200	7,463	39	158
Total	228	$51,720	$3,557	$1,523

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Nine months ended September 30, 2012
Commercial:
Commercial real estate
Extension of term	8	$10,970	$993	$—
Deferral of principal	1	259	14	—
Commercial business
Extension of term	7	3,643	428	4
Deferral of principal	1	187	—	—
Rate reduction	1	125	—	—
Combination of concession types	1	386	6	96
Total commercial	19	15,570	1,441	100
Consumer:
Residential real estate
Extension of term	1	$91	$2	$7
Deferral of principal and extension of term	1	613	1	27
Extension of term and rate reduction	7	830	1	216
Chapter 7 Bankruptcy	74	5,417	—	—
Other	18	2,302	3	459
Home equity
Extension of term and rate reduction	2	124	—	25
Chapter 7 Bankruptcy	144	5,636	—	—
Other	2	69	—	12
Other consumer
Chapter 7 Bankruptcy	48	1,442	—	—
Total consumer	297	16,524	7	746
Total	316	$32,094	$1,448	$846

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended September 30, 2013
Commercial:
Commercial real estate
Extension of term	1	$3,104	$252	$—
Commercial business
Extension of term	5	2,998	429	15
Extension of term and rate reduction	6	862	123	223
Total commercial	12	6,964	804	238
Consumer:
Residential real estate
Extension of term	1	173	—	12
Deferral of principal and extension of term	2	102	—	7
Extension of term and rate reduction	4	401	—	34
Chapter 7 Bankruptcy	4	324	—	—
Home equity
Rate reduction	1	37	—	1
Deferral of principal and extension of term	1	111	—	1
Extension of term and rate reduction	1	18	—	—
Chapter 7 Bankruptcy	17	545	2	—
Other consumer
Rate reduction	1	25	1	1
Extension of term and rate reduction	1	46	1	—
Chapter 7 Bankruptcy	40	637	16	—
Total consumer	73	2,419	20	56
Total	85	$9,383	$824	$294
Three months ended September 30, 2012
Commercial:
Commercial real estate
Extension of term	1	$7,497	$812	$—
Consumer:
Residential real estate
Chapter 7 Bankruptcy	74	5,417	—	—
Other	12	1,625	2	255
Home equity
Chapter 7 Bankruptcy	144	5,636	—	—
Other	2	69	—	12
Other consumer
Chapter 7 Bankruptcy	48	1,442	—	—
Total consumer	280	14,189	2	267
Total	281	$21,686	$814	$267

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during the periods indicated are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Commercial:
Real estate	$—	$239	$—	$638
Business	—	380	—	1,087
Total commercial	—	619	—	1,725
Consumer:
Residential real estate	—	—	—	—
Home equity	—	—	76	—
Other consumer	—	—	—	—
Total consumer	—	—	76	—
Total	$—	$619	$76	$1,725
Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	September 30,
	2013	2012
Mortgages serviced for others	$3,574,124	$2,658,722
Mortgage servicing asset recorded for loans serviced for others, net	33,571	23,136

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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
September 30, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements	$6,776	$172	$26,379	$1,225
Derivatives not designated as hedging instruments:
Interest rate swap agreements	2,925,073	72,173	2,915,576	71,810
Total derivatives	$2,931,849	$72,345	$2,941,955	$73,035
December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$14,607	$1,983
Derivatives not designated as hedging instruments:
Interest rate swap agreements	2,195,025	102,069	2,195,025	102,714
Total derivatives	$2,195,025	$102,069	$2,209,632	$104,697

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.

At September 30, 2013, some of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position of $49 million. We offset $72 million of liabilities with $23 million of assets in our Consolidated Statements of Financial Condition at September 30, 2013 related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $7 million at September 30, 2013.
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
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant for the three and nine months ended September 30, 2013 and 2012.

Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At September 30, 2013, we did not have any derivatives classified as cash flow hedges. At September 30, 2013, there was a $5.7 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.

The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
Cash Flow Hedges	2013		2012		2013		2012
Interest rate swap agreements:
Amount of gain on derivatives recognized in other comprehensive income, net of tax	$184		$177		$530		$6,536
Amount of (loss) on derivatives reclassified from other comprehensive income to income	(286)	(1)	(286)	(1)	(848)	(1)	(15,146)	(2)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.

(2)
Of this amount, $11.7 million was recognized in merger and acquisition integration expenses when the associated borrowings were repaid in connection with the HSBC Branch Acquisition and $3.4 million was recognized in interest expense on borrowings in our Consolidated Statements of Income.

Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $13.5 million and $18.1 million for the nine months ended September 30, 2013 and 2012, respectively, included in Capital Markets income in our Consolidated Statements of Income.

Note 5. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$71,596	$50,837	$194,921	$87,116
Less income allocable to unvested restricted stock awards	453	200	1,030	283
Net income allocable to common stockholders	$71,143	$50,637	$193,891	$86,833
Weighted average common shares outstanding:
Total shares issued	366,002	366,002	366,002	366,002
Unallocated employee stock ownership plan shares	(2,090)	(2,267)	(2,134)	(2,289)
Unvested restricted stock awards	(2,224)	(1,377)	(1,818)	(1,117)
Treasury shares	(12,035)	(13,357)	(12,558)	(13,640)
Total basic weighted average common shares outstanding	349,653	349,001	349,492	348,956
Incremental shares from assumed exercise of stock options	14	—	—	—
Incremental shares from assumed vesting of restricted stock awards	1,229	370	876	292
Total diluted weighted average common shares outstanding	350,896	349,371	350,368	349,248
Basic earnings per common share	$0.20	$0.15	$0.55	$0.25
Diluted earnings per common share	$0.20	$0.14	$0.55	$0.25
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	11,099	12,629	11,396	11,867

Note 6. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	Pretax	Income taxes	Net		Pretax	Income taxes	Net
2013
Securities available for sale:
Net unrealized holding losses arising during the period	$(11,514)	$(4,302)	$(7,212)		$(155,943)	$(59,719)	$(96,224)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	—	—	—		(54,872)	(21,049)	(33,823)
Net unrealized losses on securities available for sale	(11,514)	(4,302)	(7,212)		(210,815)	(80,768)	(130,047)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the period	—	—	—		54,872	21,049	33,823
Amortization of net unrealized holding gains to income during the period	(6,325)	(2,426)	(3,899)	(1)	(15,673)	(6,006)	(9,667)	(1)
Net unrealized holding (losses) gains on securities transferred during the period	(6,325)	(2,426)	(3,899)		39,199	15,043	24,156
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	286	102	184	(2)	848	318	530	(2)
Pension and post-retirement plans:
Amortization of net loss related to pension and post-retirement plans	48	—	48		143	—	143
Total other comprehensive loss	$(17,505)	$(6,626)	$(10,879)		$(170,625)	$(65,407)	$(105,218)

	Three months ended September 30,				Nine months ended September 30,
	Pretax	Income taxes	Net		Pretax	Income taxes	Net
2012
Securities available for sale:
Net unrealized holding gains arising during the period	$114,086	$43,169	$70,917		$172,098	$65,727	$106,371
Reclassification adjustment for realized (gains) included in net income	—	—	—		(15,895)	(6,097)	(9,798)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	—	—	—		4,054	1,556	2,498
Net unrealized gains on securities available for sale	114,086	43,169	70,917		160,257	61,186	99,071
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	—	—	—		(4,054)	(1,556)	(2,498)
Amortization of net unrealized holding gains to income during the period	(682)	(260)	(422)	(1)	(2,011)	(749)	(1,262)	(1)
Net unrealized holding gains on securities transferred	(682)	(260)	(422)		(6,065)	(2,305)	(3,760)
Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the period	—	—	—		(4,590)	(1,789)	(2,801)
Reclassification adjustment for realized losses included in net income	286	109	177	(2)	15,146	5,809	9,337	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges	286	109	177		10,556	4,020	6,536
Pension and postretirement plans:
Pension remeasurement	—	—	—		7,461	2,849	4,612
Amortization of net loss related to pension and post-retirement plans	362	139	223		1,128	584	544
Total pension and post-retirement plans	362	139	223		8,589	3,433	5,156
Total other comprehensive income	$114,052	$43,157	$70,895		$173,337	$66,334	$107,003
(1) Included in Interest income on investment securities and other in our Consolidated Statement of Income.
(2) Included in Interest expense on borrowings in our Consolidated Statement of Income.

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized (losses) gains on securities transferred from available for sale to held to maturity	Unrealized (losses) gains on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2013	$206,733	$(1,691)	$(6,262)	$(41,477)	$157,303
Period change, net of tax	(130,047)	24,156	530	143	(105,218)
Balance, September 30, 2013	$76,686	$22,465	$(5,732)	$(41,334)	$52,085
Balance, January 1, 2012	$105,276	$2,652	$(13,003)	$(27,113)	$67,812
Period change, net of tax	99,071	(3,760)	6,536	5,156	107,003
Balance, September 30, 2012	$204,347	$(1,108)	$(6,467)	$(21,957)	$174,815
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. Due to the lack of observable market data, we have classified our trust preferred securities and collateralized loan obligations in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services, including brokers. As of September 30, 2013, $1.6 billion of our investment securities were priced utilizing broker quotes and none were internally priced. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”

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
There were no loans held for sale that were nonaccrual or 90 or more days past due as of September 30, 2013 or December 31, 2012. The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	September 30, 2013	December 31, 2012
Fair value carrying amount	$80,468	$154,745
Aggregate unpaid principal balance	77,427	149,412
Fair value carrying amount less aggregate unpaid principal balance	$3,041	$5,333
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
September 30, 2013
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$544,544	$—	$544,544	$—
U.S. Treasury	20,511	20,511	—	—
U.S. government agencies	4,174	—	4,174	—
U.S. government sponsored enterprises	325,387	—	325,387	—
Corporate	864,888	—	864,888	—
Trust preferred securities	5,340	—	—	5,340
Total debt securities	1,764,844	20,511	1,738,993	5,340
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	42,448	—	42,448	—
Federal National Mortgage Association	150,262	—	150,262	—
Federal Home Loan Mortgage Corporation	171,616	—	171,616	—
Collateralized mortgage obligations:
Federal National Mortgage Association	794,804	—	794,804	—
Federal Home Loan Mortgage Corporation	393,683	—	393,683	—
Non-agency issued	16,233	—	16,233	—
Total collateralized mortgage obligations	1,204,720	—	1,204,720	—
Total residential mortgage-backed securities	1,569,046	—	1,569,046	—
Commercial mortgage-backed securities, non-agency issued	1,863,116	—	1,863,116	—
Total mortgage-backed securities	3,432,162	—	3,432,162	—
Collateralized loan obligations, non-agency issued	1,466,125	—	—	1,466,125
Asset-backed securities collateralized by:
Student loans	317,513	—	317,513	—
Credit cards	73,023	—	73,023	—
Auto loans	336,552	—	336,552	—
Other	187,156	—	187,156	—
Total asset-backed securities	914,244	—	914,244	—
Other	32,301	22,476	9,825	—
Total securities available for sale	7,609,676	42,987	6,095,224	1,471,465
Loans held for sale (1)	80,468	—	80,468	—
Derivatives	49,259	—	49,259	—
Total assets	$7,739,403	$42,987	$6,224,951	$1,471,465
Liabilities:
Derivatives	$49,949	$—	$49,949	$—

(1)	Represents loans for which we have elected the fair value option.

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2013. During the first quarter of 2012, we transferred $158 million of collateralized loan obligations (“CLOs”) from level 2 to level 3 of the fair value hierarchy. We began purchasing the investments in the fourth quarter of 2011 and while our purchase price provided observable data regarding the fair value of the securities in the fourth quarter of 2011, observable market data was not available to incorporate into the pricing during 2012 and our purchase price became less relevant as time elapsed from the purchase date. As a result, the fair values utilized significant unobservable inputs and warranted classification as level 3 fair value measurements.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$608,061	$—	$608,061	$—
U.S. Treasury	20,707	20,707	—	—
U.S. government agencies	4,651	—	4,651	—
U.S. government sponsored enterprises	403,892	—	403,892	—
Corporate	837,027	—	837,027	—
Trust preferred securities	14,195	—	—	14,195
Total debt securities	1,888,533	20,707	1,853,631	14,195
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	69,626	—	69,626	—
Federal National Mortgage Association	414,462	—	414,462	—
Federal Home Loan Mortgage Corporation	354,893	—	354,893	—
Collateralized mortgage obligations:
Government National Mortgage Association	1,091,157	—	1,091,157	—
Federal National Mortgage Association	1,474,428	—	1,474,428	—
Federal Home Loan Mortgage Corporation	1,047,217	—	1,047,217	—
Non-agency issued	61,123	—	61,123	—
Total collateralized mortgage obligations	3,673,925	—	3,673,925	—
Total residential mortgage-backed securities	4,512,906	—	4,512,906	—
Commercial mortgage-backed securities, non-agency issued	2,060,221	—	2,060,221	—
Total mortgage-backed securities	6,573,127	—	6,573,127	—
Collateralized loan obligations, non-agency issued	1,544,865	—	—	1,544,865
Asset-backed securities collateralized by:
Student loans	389,741	—	389,741	—
Credit cards	75,075	—	75,075	—
Auto loans	372,166	—	372,166	—
Other	118,659	—	118,659	—
Total asset-backed securities	955,641	—	955,641	—
Other	31,439	23,311	8,128	—
Total securities available for sale	10,993,605	44,018	9,390,527	1,559,060
Loans held for sale (1)	154,745	—	154,745	—
Derivatives	102,069	—	102,069	—
Total assets	$11,250,419	$44,018	$9,647,341	$1,559,060
Liabilities:
Derivatives	$104,697	$—	$104,697	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Nine months ended September 30, 2013
Collateral dependent impaired loans	$23,694	$—	$13,708	$9,986	$(423)
Nine months ended September 30, 2012
Collateral dependent impaired loans	$35,651	$—	$20,490	$15,161	$(2,889)
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
During the nine months ended September 30, 2013, we recorded an increase of $0.4 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $24 million at September 30, 2013, which is included in our provision for credit losses. During the nine months ended September 30, 2012 we recorded an increase of $2.9 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $36 million at September 30, 2012, which is included in our provision for credit losses.

Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Nine months ended September 30,
	2013			2012
	Trust preferred securities	Collateralized loan obligations	Total	Trust preferred securities	Collateralized loan obligations	Total
Balance at beginning of period	$14,195	$1,544,865	$1,559,060	$25,032	$—	$25,032
Transfers from level 2(1)	—	—	—	—	157,999	157,999
Purchases	—	73,392	73,392	—	1,081,678	1,081,678
Settlements	(8,854)	(159,295)	(168,149)	(12,199)	—	(12,199)
Gains included in other comprehensive income	703	7,204	7,907	2,923	30,904	33,827
Losses included in earnings	(704)	(41)	(745)	(446)	—	(446)
Balance at end of period	$5,340	$1,466,125	$1,471,465	$15,310	$1,270,581	$1,285,891

(1)	Our policy is to recognize the transfer at the beginning of the period.

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
As of September 30, 2013, the fair values of our trust preferred securities and CLOs are all based upon third party pricing without adjustment and as a result, the assets are not included in the above table. As of December 31, 2012, the fair values of our trust preferred securities were based upon third party pricing without adjustment and as a result the assets are not included in the above table.
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

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	September 30, 2013				December 31, 2012
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$558,086	$558,086	1		$430,862	$430,862	1
Investment securities available for sale	7,609,676	7,609,676	1,2,3	(1)	10,993,605	10,993,605	1,2,3	(1)
Investment securities held to maturity	3,841,700	3,839,863	2		1,299,806	1,373,971	2
Federal Home Loan Bank and Federal Reserve Bank common stock	437,534	437,534	2		420,277	420,277	2
Loans held for sale	80,468	80,468	2		154,745	154,745	2
Loans and leases, net	20,891,118	21,307,115	2,3	(2)	19,547,490	20,213,465	2,3	(2)
Derivatives	49,259	49,259	2		102,069	102,069	2
Accrued interest receivable	108,345	108,345	2		107,757	107,757	2
Financial liabilities:
Deposits	$26,969,002	27,121,761	2		$27,676,531	$27,852,175	2
Borrowings	4,901,963	4,860,013	2		3,716,143	3,773,787	2
Derivatives	49,949	49,949	2		104,697	104,697	2
Accrued interest payable	10,925	10,925	2		9,695	9,695	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $14 million and $31 million of collateral dependent impaired loans without significant adjustments made to appraised values at September 30, 2013 and December 31, 2012, respectively. All other loans and leases are classified as level 3.

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
Selected financial information for our segments follows for the periods indicated:

	Banking	Financial services	Consolidated total
Three months ended September 30, 2013
Net interest income	$277,540	$—	$277,540
Provision for credit losses	27,600	—	27,600
Net interest income after provision for credit losses	249,940	—	249,940
Noninterest income	73,511	17,911	91,422
Amortization of intangibles	6,856	846	7,702
Other noninterest expense	210,256	13,235	223,491
Income before income taxes	106,339	3,830	110,169
Income tax expense	29,549	1,477	31,026
Net income	$76,790	$2,353	$79,143
Three months ended September 30, 2012
Net interest income	$269,610	$(5)	$269,605
Provision for credit losses	22,200	—	22,200
Net interest income after provision for credit losses	247,410	(5)	247,405
Noninterest income	83,472	18,731	102,203
Amortization of core deposit and other intangibles	13,468	1,038	14,506
Other noninterest expense	239,007	13,029	252,036
Income before income taxes	78,407	4,659	83,066
Income tax expense	22,895	1,787	24,682
Net income	$55,512	$2,872	$58,384
Nine months ended September 30, 2013
Net interest income	$813,113	$—	$813,113
Provision for credit losses	73,000	—	73,000
Net interest income after provision for credit losses	740,113	—	740,113
Noninterest income	224,309	51,971	276,280
Amortization of intangibles	30,058	2,613	32,671
Other noninterest expense	632,268	39,090	671,358
Income before income taxes	302,096	10,268	312,364
Income tax expense	90,855	3,947	94,802
Net income	$211,241	$6,321	$217,562
Nine months ended September 30, 2012
Net interest income	$771,012	$(23)	$770,989
Provision for credit losses	70,300	—	70,300
Net interest income after provision for credit losses	700,712	(23)	700,689
Noninterest income	215,305	52,404	267,709
Amortization of core deposit and other intangibles	27,551	3,260	30,811
Other noninterest expense	743,072	38,476	781,548
Income before income taxes	145,394	10,645	156,039
Income tax expense	44,631	4,083	48,714
Net income	$100,763	$6,562	$107,325

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2013 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2013.
During the quarter ended September 30, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial position or liquidity.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2012 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the third quarter of 2013.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)Not applicable.
(b)Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: November 7, 2013	By:	/s/ Gary M. Crosby
Gary M. Crosby
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)