Form 10-K
period 2013-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2014-02-25
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-35390

FIRST NIAGARA FINANCIAL GROUP, INC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 24, 2014, there were issued and outstanding 353,897,001 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by The NASDAQ Stock Market LLC, was approximately $3,534,226,180.

DOCUMENTS INCORPORATED
BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of our Proxy Statement:

Document	Part
Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III, Item 10
Directors, Executive Officers, and Corporate Governance”

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

GENERAL
First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation whose principal executive offices are located at 726 Exchange Street, Suite 618, Buffalo, New York, provides a wide range of retail and commercial banking as well as other financial services through its wholly-owned bank subsidiary, First Niagara Bank, N.A. (the “Bank”). The Company is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). At December 31, 2013, we had $37.6 billion of assets, $26.7 billion of deposits and $5.0 billion of stockholders’ equity.
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets, and paid a net deposit premium of $772 million.
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, "Financial Statements and Supplementary Data," Note 2, "Acquisitions," for further information about the HSBC Branch Acquisition.
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates, the structure of the instrument, the credit risk we take, and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as actions and policies of the federal government and its regulatory agencies, including the Federal Reserve. While the prolonged low interest rate and weak economic environment has pressured our net interest income and margin in recent years, more recently, competition from banks and non-banks has intensified both from a pricing and structural perspective, which has also put pressure on our fee income. Absent an improvement in the competitive environment, net interest income will be challenged until we see an increase in short term interest rates. We manage our interest rate risk as described in "Market Risk" in this report, Part II Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
During the third quarter of 2011, the Federal Reserve announced that it intended to keep interest rates low through mid-2013, and take certain actions designed to lower longer-term interest rates, referred to “Operation Twist”.  In January 2012, the Federal Reserve modified its position to keep low interest rates and extended the time horizon through at least late 2014. The Federal Reserve also announced it would continue its “Operation Twist” initiative by continuing to extend the average maturity of its securities portfolio. In September 2012, the Federal Open Market Committee (“FOMC”) stated its intention to maintain the exceptionally low levels for federal funds rate at least through mid-2015. Such an accommodative stance of monetary policy was designed to continue support to the labor markets and overall economy. The FOMC also announced additional purchases of long-dated agency mortgage-backed securities at the pace of $40 billion each month for an indefinite period which was designed to move longer-term interest rates lower. Additionally, the FOMC decided to continue its program known as “Operation Twist” through the end of the year.
In December 2012, the FOMC stated they anticipate that the current exceptionally low federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the FOMC's 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. The FOMC also announced it would continue purchasing additional agency mortgage-backed securities at the pace of $40 billion each month and longer-term Treasury securities initially at a pace of $45 billion per month.
These actions had the cumulative impact of flattening the yield curve, keeping short-term interest rates low and therefore reducing the yields on our earning assets. Additionally, we have been replacing higher yielding, fixed rate, longer duration loans that prepaid or refinanced away with lower yielding, shorter duration, and variable rate products. Such yield differential has and will continue to weigh on net interest income in subsequent periods.
In December of 2013, the Fed announced it would begin tapering its monthly purchases of Treasury and agency mortgage-backed securities by $10 billion. Most recently, in January 2014, the Fed announced that it would continue tapering its monthly purchases of Treasury and agency mortgage-backed securities by an additional $10 billion, thereby reducing its current level of purchases to $65 billion per month.
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
The Bank is positioned as a leading regional bank, with its footprint reaching across New York, Western and Eastern Pennsylvania, Connecticut and Western Massachusetts, providing our retail consumer and business customers with banking services including residential and commercial real estate loans, commercial business loans, consumer loans, wealth management products, as well as retail and commercial deposit products. Additionally, we offer insurance services through a wholly-owned subsidiary of the Bank. As of December 31, 2013, the Bank consolidated with its subsidiaries had $37.6 billion of assets, $26.7 billion of deposits, and $5.2 billion of stockholder’s equity, employed over 5,800 people, and operated through 421 branches and several financial services subsidiaries.
The Bank’s subsidiaries provide a range of financial services to individuals and companies in our market and service areas. First Niagara Funding, Inc. and First Niagara Business Trust, each a real estate investment trust (“REIT”) which primarily originate and hold some of our commercial real estate and business loans, certain residential mortgages, and home equity loans; First Niagara Realty, Inc., which holds commercial other real estate owned; First Niagara Servicing Company, which owns and partially services loans that are collateralized by property in Connecticut; and First Niagara Risk Management, Inc. (“FNRM”), our full service insurance agency, which sells insurance products, including business and personal insurance, surety bonds, life, disability and long-term care coverage. FNRM also provides risk management advisory services such as alternative risk and self-insurance, claims investigation and adjusting services, and third-party administration of self-insured workers’ compensation plans.

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
Forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	General economic conditions, either nationally or in our market or service areas, that are worse than expected;

•	Increased competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments;

•	Changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements;

•	Our ability to enter new markets successfully and capitalize on growth opportunities;

•	Changes in consumer spending, borrowing, and savings habits;

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and

•	Changes in our organization, compensation, and benefit plans.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
MARKET AREAS AND COMPETITION
Our business operations are concentrated in our primary market areas of New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. Therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results.
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
More recently, competition for loans, particularly commercial loans, has intensified given the weak economic activity within our markets and nationally. This increased competition from banks and non-banks has resulted in accelerated loan prepayments, particularly in our investor owned commercial real estate portfolio as borrowers gravitate towards financial institutions that are more willing to compete on price, loan structures or tenor. This competition is most notable in Eastern Pennsylvania and New England.
We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2013, we operated 421 bank branches, including 199 in New York primarily located near Buffalo, Rochester, Syracuse and Albany; 127 branches in Pennsylvania primarily located near Philadelphia, Pittsburgh, Erie, and Warren; 84 branches in Connecticut primarily located near New Haven and Hartford; and 11 in Western Massachusetts primarily located near Springfield.
LENDING ACTIVITIES
Our principal lending activity has been the origination of commercial business and real estate loans, and residential mortgage loans to commercial and retail customers generally located within our primary market and service areas.
Our Commercial business is positioned for continuing success with best-in-class talent. Our footprint provides ample opportunity for growth and our strategy seeks to capitalize on our commercial business scale by driving organic growth, investing in infrastructure, and expanding our product set. We are focused on providing a full range of services to our commercial banking clients through a regional, decentralized approach with plans to invest further in healthcare capabilities, use asset based lending opportunities for access to broader markets and industries, enhance our leasing capability, lead more syndicated transactions, and leverage our risk management products to further increase fee income.
Our Retail business is focused on acquiring core deposit relationships from consumer and small business customers. These core deposit relationships provide a low cost of funds and are the cornerstone of household profitability. Our Retail business is also focused on consumer finance, offering an array of products including residential mortgage loans, home equity loans, and more recently, our expansion of credit card and indirect auto loan products.
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

Commercial Business Loans
Our commercial business loan portfolio includes business term loans and lines of credit issued to companies in our market and service areas, some of which are secured, in part, by owner occupied real estate. Additionally, we make secured and unsecured commercial loans and extend lines of credit for the purpose of financing equipment purchases, inventory, business expansion, working capital, and for other general purposes. The terms of these loans generally range from less than one year to seven years with either a fixed interest rate or a variable interest rate indexed to a London Inter-Bank Offered Rate (“LIBOR”) or our prime rate. Our lines of credit typically carry a variable interest rate indexed to either LIBOR or our prime rate.
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
Commercial Real Estate and Multi-family Lending
We originate commercial real estate loans secured predominantly by first liens on multi-family residential, office, retail, and industrial properties. Our current policy with regard to these loans is to minimize our risk by emphasizing geographic distribution within our primary market and service areas and diversification among these property types.
Commercial and multi-family real estate loans that we originate generally feature a term of not more than 10 years, with a payment schedule based on not more than a 30 year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.
We also offer the availability of commercial real estate and multi-family construction loans to our better relationship borrowers. Most of our construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete, and either tenant lease-up provisions or prescribed debt service coverage ratios are met. We make the construction phase of the loan on a short-term basis, usually not exceeding two years, with floating interest rates that are almost exclusively indexed to LIBOR. The construction loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications, and cost estimates related to the proposed construction. We use these items as an additional basis to determine the expected appraised value of the subject property upon its completion. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction and subsequent lease-up.
We continue to emphasize commercial real estate and multi-family lending because of the higher interest rates, relative to expected losses, associated with this asset class. Commercial real estate and multi-family loans, however, carry more risk as compared to residential mortgage lending, because they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. Additionally, the payment experience on loans that are secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. To help manage this risk, we have put in place concentration limits based upon property types and maximum amounts that we lend to individuals, groups of related borrowers, industries, and property types. In addition, our policy for commercial lending generally requires a loan-to-value (“LTV”) ratio of 75% or lower on purchases of existing commercial real estate and 80% or lower on purchases of existing multi-family real estate. For construction loans, the maximum LTV ratio varies depending on the project, however it generally does not exceed the lesser of 75% to 80% LTV based on property type or 80% of cost.
Residential Real Estate Lending
We originate mortgage loans to enable our customers to finance residential real estate, both owner occupied and non-owner occupied, in our primary market and service areas. We offer traditional fixed-rate and adjustable-rate mortgage (“ARM”) products that have maturities up to 30 years, and maximum loan amounts generally up to $2.5 million.
We generally have sold newly originated conventional 15 to 30 year fixed-rate loans as well as FHA insured and VA guaranteed loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. During 2013, we originated and held $260 million of fixed rate, 30 year jumbo loans and intend to continue to originate and hold these types of loans in 2014. We intend to continue to hold the majority of our newly originated ARMs in our portfolio, but will occasionally sell these loans to FNMA, FHLMC, or wholesale lenders. Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor. Loans with LTVs in excess of 80% are required to carry mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.
We offer ARM products secured by residential properties. These ARMs have terms generally up to 30 years, with rates that generally adjust annually after three, five, or seven years. After that initial fixed rate period of time, the interest rate on these loans resets based upon a spread or margin above a specified index (e.g., LIBOR). Our ARM loans are generally subject to limitations on interest rate increases and decreases of up to 2% per adjustment period and a total adjustment from the initial interest rate of up to 6% over the life of the loan. These loans generally require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.
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
We have made all necessary systematic, procedural and underwriting changes, both manual and automated, including elimination and modification of certain product offerings to adhere to Qualified Mortgage ("QM") guidance under the Mortgage Reform and Anti-Predatory Lending Act of the Dodd Frank Wall Street Reform and Consumer Protection Act which is described more fully in "Supervision and Regulation."  While early in the implementation process, testing has gone well with successful implementation.  Training has been rolled out to all impacted employees.  Compliance to QM will be more onerous on business practices and will have a negative impact on efficiencies.  Any additional required changes that arise will be implemented, even if manual processes are required.

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
Each applicant for a motor vehicle loan request is evaluated based on our underwriting standards, which are intended to assess the applicant's ability and willingness to repay, along with the adequacy of the financed vehicle as collateral. We may also finance certain products as part of a motor vehicle loan, including credit life, accident and health insurance, Guaranteed Auto Protection ("GAP") insurance, service contracts, mechanical breakdown protection insurance, theft deterrent products, and maintenance agreements. The maximum term for any motor vehicle loan is 84 months, depending on the applicant's credit bureau score and age of the financed vehicle.
Credit Cards
We originate a variety of different credit card products to provide our customers flexible and accommodating borrowing options. Most of our credit card customers were acquired as part of the HSBC Branch Acquisition and were not underwritten by us at origination. All credit card products are open-ended lines of credit with variable interest rates. Certain products offer rewards associated with usage that can be redeemed for a variety of pre-determined products and services. These lines of credit are unsecured (except for our Secured product offering) and are generally granted to our more creditworthy customers.
Other Consumer Loans
We offer a variety of consumer loans ranging from fixed-rate installment loans to variable rate lines of credit, including personal secured and unsecured loans and overdraft lines of credit. Terms of these loans range from six months to 72 months and typically do not exceed $50 thousand. Secured loans are generally collateralized by vehicles, savings accounts, or other non real estate assets. Unsecured loans and lines of credit are generally only granted to our most creditworthy customers. Consumer loans can generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly.
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
When we classify problem loans greater than $200 thousand as either substandard or doubtful, we evaluate them individually for impairment. When we classify problem loans as a loss, we charge-off the amount of impairment against the allowance for loan losses. Our determination as to the classification of our loans and the amount of our allowance is subject to ongoing review by regulatory agencies, which can require us to establish additional credit allowances. We regularly review our loan portfolio to ensure that loans are correctly graded and classified in accordance with our policy or applicable regulations.
WEALTH MANAGEMENT
We offer wealth management services through two delivery channels, Private Client Services (“PCS”) and First Niagara Investment Services (“FNIS”). PCS provides holistic wealth management solutions using investment, fiduciary and banking services. FNIS is the Bank’s branch based investment brokerage platform that offers third party mutual funds and annuities as well as other investment products using appropriately licensed financial consultants.
Private Client Services
Our PCS Group utilizes a comprehensive approach to wealth management incorporating wealth planning, investment management, fiduciary, risk management, credit and banking services for our customers. Revenue from PCS is primarily comprised of investment fees, estate settlement fees and credit and banking revenue paid by our clients. Investment management fees are based on the current market value of assets under management, the amount of which is impacted by fluctuations in stock and bond market prices. Estate settlement fees are based on the total market value of real and personal property settled. Credit and banking revenue is primarily generated from interest income earned on commercial and consumer loans. PCS offers wealth management services to manage client funds utilizing various third party investment vehicles including separately managed accounts, bonds, exchange traded funds and mutual funds.
First Niagara Investment Services
FNIS offers wealth management, retirement planning, education funding and wealth protection products and services to our mass, mass affluent and small business clients. Through a third party broker dealer relationship we offer investment vehicles including stocks, bonds, mutual funds, annuities, life insurance, long term care insurance, and advisory products. The planning services and products we offer are distributed through our branch network using Licensed Financial Advisors and Sales Professionals.
Revenue from investment and insurance products consists of commissions and fee income paid by our clients, investment managers, and third party product providers. New business activity and the corresponding income that is earned can be affected by fluctuations in stock and bond market prices, the development of new products, interest rate fluctuations, commodity prices, regulatory changes, the relative attractiveness of investment products offered under current market conditions, and changes in the investment objectives of our clients.
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
We invest in a diversified portfolio of investment securities. Residential mortgage backed securities and collateralized mortgage obligations ("CMOs") issued and guaranteed by the FNMA, FHLMC, Government National Mortgage Association (“GNMA”) comprise the largest part of our portfolio. Our debt securities are primarily comprised of corporate debt, municipal bonds, and debt issued by U.S. government sponsored enterprises. We also invest in other investments which carry higher yields given their credit risk profile, including collateralized loan obligations (“CLOs”) backed by corporate loans and other types of structured financing, commercial mortgage backed securities ("CMBS") collateralized by commercial mortgages, and asset-backed securities (“ABS”) collateralized auto loans, student loans, credit cards, or other consumer financial assets.
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
As of December 31, 2013, our investment portfolio's largest component is residential mortgage-backed securities. In addition, we have diversified the portfolio with commercial mortgage-backed securities, asset-backed securities, collateralized loan obligations and corporate bonds. Purchases made will generally be re-deployed into the same investment component, keeping the mix of the portfolio relatively unchanged.

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
Deposits
Our strategy is to acquire and retain core checking households through a diversified product offering led by our Pinnacle family of products. We seek to deepen these relationships with competitive savings and money market deposit rates in addition to a variety of certificate of deposits.  Our commercial checking offerings include competitive small business and commercial analyzed accounts including an array of treasury management services such as account reconciliation, remote deposit capture, ACH payments, and cash vault services. In addition we offer business savings and money market products and also accept municipal deposits. In order to further diversify liquidity sources, we have obtained certificates of deposit and money market deposit accounts through brokers.
Borrowed Funds
We utilize borrowings to manage the overall maturity of our liabilities and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms, and with our commercial and municipal customers. Our strategy is to use wholesale borrowings as a funding source based upon levels of our loans, investments, and deposits. Wholesale borrowings are also used as an alternative to higher acquisition cost money market deposit accounts.
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
SUPERVISION AND REGULATION
General
The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting our shareholders. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on us and the Bank. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies, cannot be predicted and may have a material effect on our business and results.
We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We have not elected to become a financial holding company and thus are not entitled to the broader powers granted to those entities under the BHC Act. As a bank holding company, we are subject to inspection, examination and supervision by the Federal Reserve. In general, the BHC Act limits the business of bank holding companies that are not financial holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the Federal Reserve has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto under the BHC Act. Under the BHC Act a bank holding company that is not a financial holding company may not acquire 5% or more of the voting stock of any company engaged in activities other than these activities, and a bank holding company may not, in any event, acquire 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company without prior Federal Reserve approval.
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
The Bank is a national banking association organized under the National Bank Act. As a national bank, the Bank is subject to regulation and examination by the OCC and the Federal Deposit Insurance Corporation (the “FDIC”) and, with respect to Federal consumer protection laws, the Consumer Financial Protection Bureau (the “CFPB”). National banks, including the Bank, are subject to extensive regulation of many aspects of their business. These regulations relate to, among other things: (i) capital and liquidity requirements; (ii) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (iii) types and amounts of other investments; (iv) branching; (v) permissible activities; (vi) reserve requirements; and (vii) dealings with officers, directors and affiliates.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. While several rules under the Dodd-Frank Act have been implemented, the full implication of the Dodd-Frank Act for our businesses will depend to a large extent on the manner in which all rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act.
We will continue to assess our businesses and risk management and compliance practices to conform to developments in the regulatory environment.
Consumer Financial Protection Bureau Supervision
Dodd-Frank centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with Federal consumer protection laws. The CFPB is focusing on:

•	risks to consumers and compliance with the Federal consumer financial laws, when it evaluates the policies and practices of a financial institution;

•	the markets in which firms operate and risks to consumers posed by activities in those markets;

•	depository institutions that offer a wide variety of consumer financial products and services;

•	depository institutions with a more specialized focus;

•	non-depository companies that offer one or more consumer financial products or services; and

•	with respect to the indirect auto business, holding lenders accountable for discriminatory dealer mark-ups.
In July 2011, consistent with its mandate under Dodd-Frank to supervise depository institutions with more than $10 billion in assets, the CFPB notified the Bank that it will be supervised by the CFPB for certain consumer protection purposes.
Qualified Mortgage Rules
Pursuant to the Dodd-Frank Act, the CFPB has adopted amendments, which became effective January 10, 2014, to the regulations that implement the Truth in Lending Act. These amendments address mortgage origination practices by certain creditors, including the Bank. The amendments generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay a mortgage (the “ability-to-repay requirement”), a violation of which can subject the creditor to enforcement actions and liability for amounts including previously paid finance charges, offsets in foreclosure for such finance charges and actual damages. The amendments provide that mortgages deemed to be qualified mortgages (“QMs”) that are “higher priced” are entitled to a rebuttable presumption that the creditor making the loan satisfied the ability-to-repay requirements and those mortgages deemed to be QMs that are not “higher priced” are entitled to a safe harbor from the ability-to-repay requirements.
Pursuant to the ability-to-repay requirement, creditors must consider eight minimum underwriting factors related to the terms of the mortgage and the income, employment, debt and credit history of the borrower. To be deemed a qualified mortgage, a mortgage cannot include certain features, such as a term exceeding 30 years, negative amortization, an interest-only period, or a balloon payment and must have been originated in compliance with certain underwriting criteria, in particular, a 43% debt-to-income cap. A QM cannot have points and fees that exceed 3% of the total loan amount, with different caps for mortgages under $100 thousand.
The amendments also provide for a temporary category of qualified mortgage that will phase out over time. The underwriting requirements for such mortgages have more flexible underwriting requirements-in particular, they are not required to meet the 43% debt-to-income cap so long as they satisfy the general product feature prerequisites for a qualified mortgage and also satisfy the underwriting requirements of, and are therefore, eligible to be purchased, guaranteed or insured by, the GSEs (Fannie Mae or Freddie Mac) while they operate under Federal conservatorship or receivership, the Department of Housing and Urban Development (i.e., the Federal Housing Administration), the Department of Veteran Affairs, the Department of Agriculture or Rural Housing Services. The vast majority of our loans fall into the temporary qualified mortgage definition, with a small percentage identified as qualified mortgages and an even smaller percentage as “Non-QMs” (loans that follow the ability-to-repay requirements but cannot be sold to the agencies and do not meet one or more QM requirements). Although the Bank has determined that we will continue to originate Non-QMs, with enhanced guidelines, we also made some changes to our existing products in order to ensure compliance with the new regulations and mitigate risk:

•	We eliminated interest-only loans from the products we offer.

•	We discontinued non-refundable borrower paid single premium mortgage insurance and introduced refundable mortgage insurance. We will also offer lender-paid mortgage insurance in the future.

•	We reduced the maximum initial interest rate change on our 5/1 adjustable rate mortgages from 5% to 2%.

•	We are shifting our pricing structure by incorporating certain of the GSEs’ risk-based pass-through fees into the interest rate as opposed to charging them directly as origination fees.

•	We have enhanced underwriting guidelines to comply with the ability-to-repay standards.

•	We have created several new products designed to qualify as QMs, as well as updated our existing products to identify them with QM/Non-QM designations.
We have been actively engaged with our vendors, especially our loan origination system ("LOS") vendors, to ensure we implement proper system enhancements. This process will ensure that our LOS will calculate the parameters and determine an appropriate designation (QM, Temp QM or Non-QM) for each loan.
The borrower has the ability to assert a defense against us in the event of a foreclosure proceeding that we did not comply with the ability-to-repay requirements. If the court finds in the borrower's favor, we could lose our ability to foreclose on the collateral property.
The CFPB has adopted a number of additional requirements and issued additional guidance, including with respect to indirect auto lending and mortgage disclosures, appraisals, escrow accounts and servicing, each of which will entail increased compliance costs. We will continue to monitor these developments and analyze the expected impacts on our business.

Durbin Amendment
In July 2013, the U.S. District Court for the District of Columbia (the "District Court") issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning electronic debit card transaction fees and network exclusivity arrangements (i.e., routing for PIN and signature debit card transactions) (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act (the “Durbin Amendment”). The District Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule's maximum permissible fees of 21 cents per transaction were too high. In addition, the District Court held that Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. In September 2013, the District Court agreed to stay its ruling pending the Federal Reserve's expedited appeal to the District of Columbia Circuit Court of Appeals (“D.C. Circuit”). In January 2014, following receipt of appellate and amicus briefs in the case, a three-judge panel for the D.C. Circuit heard oral arguments in this case. Although it is unknown when an opinion will be issued by the court, a decision is expected before the end of the D.C. Circuit’s current term which ends in late summer.   We are currently evaluating the impact of the ruling on our business, and will continue to monitor future developments. We recorded $27 million and $22 million of debit card interchange revenues in 2013 and 2012, respectively.
Capital Requirements
General Risk-Based Capital Rules

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve. The Bank is subject to similar capital requirements administered by the OCC. The Federal banking agencies' risk-based capital rules applicable to all bank holding companies and banks, which they refer to as their “general risk-based capital rules”, are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "Basel Committee"), referred to as “Basel I”. These rules are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet obligations. Under these rules, bank holding companies and banks, which together we are referring to as “banking organizations,” are required to maintain minimum ratios for Tier 1 capital and Total capital to risk-weighted assets (including certain off-balance sheet items, such as loan commitments and letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A banking organization's capital, in turn, is classified in one of two tiers, depending on type:

•
Tier 1 (or Core) Capital. Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets, certain accumulated other comprehensive income items and certain other assets.

•
Tier 2 (or Supplementary) Capital. Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Under the general risk-based capital rules, banking organizations are currently required to maintain Tier 1 capital and “Total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as letters of credit).
Advanced Approaches Risk-Based Capital Rules
In 2004, the Basel Committee published a new capital framework, referred to as “Basel II”, to replace Basel I. Basel II provides three approaches for setting capital standards for credit risk - “foundation” and “advanced” internal ratings-based approaches tailored to individual institutions' circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than provided in Basel I. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. The Federal banking agencies only adopted Basel II's advanced approaches, and only for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (“advanced approaches banks") which does not include either the Company or the Bank.
Basel III and the Capital Rules
In July 2013, the Federal Reserve and the OCC published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies' rules. The New Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components).
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
Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
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
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) are reversed for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banks, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The New Capital Rules state that certain hybrid securities, such as trust preferred securities, including the outstanding trust preferred securities issued by the Company or companies it acquired, may be included in bank holding companies' Tier 1 capital, subject to certain provisions. Trust preferred securities excluded from Tier 1 capital may nonetheless be included as a component of Tier 2 capital. As we were below $15 billion in assets as of December 31, 2009, based on Federal Reserve Bank interpretations of our acquisitions, the trust preferred securities classified as long term debt on our balance sheet will be included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the New Capital Rules and would be included as Tier 2 capital.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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
Based on our preliminary interpretation of the rules and our planned reduction of $275 million of asset-backed securities and collateralized loan obligations that will be subject to significant risk weighting increases under Basel III, we estimate that our reported Tier 1 common ratio at December 31, 2013 of 7.86% would be five to ten basis points lower under the New Capital Rules. We are confident in our ability to meet the minimum capital ratios plus the capital conservation buffer upon implementation of the revised requirements, as finalized.
Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity. The current requirements and the Company's actual capital levels are detailed in Note 11 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”
Leverage Capital Ratio
Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The existing rules require a minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the relevant Federal banking agency's risk-adjusted measure for market risk. All other banking organizations are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by the relevant Federal banking agency. Under the New Capital Rules, all banking organizations would be required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by a relevant regulatory authority. Although Basel III includes as a new international standard a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures, the New Capital Rules apply the Basel III leverage ratio (referred to in the New Capital Rules as the “supplemental leverage ratio”) only to advanced approaches banks.
Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity have been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the bank maintains an adequate level of unencumbered high quality liquid assets equal to the bank's expected net cash outflow for a 30 day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. In January 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, approved amendments to the LCR to expand the range of eligible assets and refine assumed inflow and outflow rates to reflect actual experience in times of stress. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banks over a one year time horizon. These requirements will incent banks to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
In October 2013, the Federal banking agencies proposed rules implementing the LCR for advanced approaches banks and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banks, neither of which would apply to us. The Federal banking agencies have not yet proposed rules to implement the NSFR.
Stress Test Rules
In October 2012, the Federal Reserve and OCC announced publication of their final rules regarding company run stress testing of capital as required by Dodd-Frank.  The rules require covered institutions with average total consolidated assets greater than $10 billion, including the Company and the Bank, to conduct an annual company run stress test of capital, consolidated earnings and losses under base and stress scenarios provided by the agencies. We are in the process of conducting our company run stress test to meet the first submission date of March 31, 2014 using data as of September 30, 2013 and the scenarios released by the regulators in November 2013. We fully expect to meet the regulatory thresholds. Public disclosure of our results is required beginning with our company run stress tests using data as of September 30, 2014. A summary of those stress test results will be required to be disclosed in June 2015.
Enhanced Prudential Standards for SIFIs
Dodd-Frank directed the Federal Reserve to enact enhanced prudential standards applicable to bank holding companies with total consolidated assets of $50 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. A banking organization is deemed to have met the $50 billion asset criterion based on the average of the company's total consolidated assets as reported on its four most recent quarterly reports to the Federal banking agencies. We refer to such entities as “systemically important financial institutions.” Dodd-Frank mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions.

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

In February 2014, the Federal Reserve adopted rules, which we refer to as the “SIFI rules,” to implement certain of these enhanced prudential standards. Beginning in 2015, the rules require bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including a buffer of highly liquid assets based on projected funding needs for 30 days. The liquidity buffer is in addition to the Federal banking agencies’ proposal on minimum liquidity standards discussed above and described by the Federal Reserve as being “complementary” to those liquidity standards. Rules implementing the single-counterparty credit limits and early remediation requirements are still under consideration by the Federal Reserve. We are monitoring developments with respect to the SIFI Rules because of their application to us if our total consolidated assets reach $50 billion or more.
Volcker Rule
The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. Although we are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not expect them to have a material impact on our business. The final Volcker Rule may restrict our ability to hold certain securities. See the Volcker Rule discussion in Item 1A. "Risk Factors." Although the Volcker Rule became effective on July 21, 2012 and the final rules become effective April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015.
Prompt Corrective Action Regulations
The Federal Deposit Insurance Act, as amended (“FDIA”), requires the Federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. Under existing rules, a depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. The U.S. banking agencies' New Capital Rules, discussed above under “Capital Requirements,” amend the prompt corrective action requirements in certain respects, including adding a CET1 risk-based capital ratio as one of the metrics (with a minimum 6.5% ratio for well-capitalized status) and increasing the Tier 1 risk-based capital ratio required for each of the five capital categories, including an increase from 6.0% to 8.0% to be well-capitalized.
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
In addition, under the National Bank Act if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require us to pay the deficiency through an assessment. If the assessment is not paid within three months, the OCC could order us to sell our holdings of the Bank's stock to make good the deficiency.
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
Under rules adopted by the Federal Reserve in November 2011, known as the Comprehensive Capital Analysis and Review (“CCAR”) Rules, bank holding companies with $50 billion or more of total consolidated assets are required to submit annual capital plans to the Federal Reserve and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve has not objected. The CCAR rules will not apply to us for so long as our total consolidated assets remain below $50 billion. However, we anticipate that our capital ratios reflected in the stress test calculations discussed under "Stress Test Rules," above, will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
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
Deposit Insurance
Deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") and are subject to deposit insurance assessments to maintain the DIF. A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution. The initial base assessment rate is based on its capital level and supervisory ratings (its “CAMELS ratings”), certain financial measures to assess an institution's ability to withstand asset related stress and funding related stress and, in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors. For large institutions, including the Bank, the initial base assessment rate ranges from five to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution's initial base assessment rate include (i) a potential decrease of up to five basis points for certain long-term unsecured debt except for well-capitalized institutions with a CAMELS rating of 1 or 2, and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay a premium equal to 50 basis points on every dollar of long-term, unsecured debt held by the depository institution to the extent that such debt exceeds 3% of an institution's Tier 1 capital held by that depository institution if such debt was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).
The FDIC’s current DIF restoration plan is designed to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
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
Incentive Compensation
Our compensation practices are subject to oversight by the Federal Reserve and the OCC. In June 2010, the Federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.
Dodd-Frank requires the Federal banking agencies to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total consolidated assets (which would include the Company and the Bank) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, the agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by agencies in early 2011 but the regulations have not yet been finalized. The proposed regulations include the three key principles from the June 2010 regulatory guidance discussed above. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
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
Other Consumer Protection Laws
There are a number of consumer protection laws, regulations and regulatory policies that are designed to protect the interests of consumers in their credit transactions and other transactions with banks and financial service providers. Under Dodd-Frank it is unlawful for any provider of consumer financial products or services to engage in any unfair, deceptive or abusive act or practice (“UDAAP”). We are also subject to laws, regulations and policies designed to protect our customers’ privacy and requiring us to adopt an information security program. A violation of the consumer protection and privacy laws, and in particular UDAAP, could have serious legal, financial and reputational consequences.
Federal Home Loan Bank System
We are a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. As of December 31, 2013, we were in compliance with this requirement. While we are not a member of FHLB of Boston, we acquired FHLB Boston common stock in connection with our merger with NewAlliance.
Anti-Money Laundering and the USA PATRIOT Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department (the “Treasury”) has issued regulations under the Patriot Act that impose obligations on financial institutions such as the Bank to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial, and reputational consequences for the institution.
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the Treasury's Office of Foreign Assets Control (“OFAC”). The OFAC administers sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, financial, and reputational consequences.

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

Concentration in real estate loans in our footprint may increase our exposure to credit risk
At December 31, 2013, our portfolio of commercial real estate loans totaled $7.8 billion, or 36% of total loans. While our concentration of commercial real estate loans in New York has steadily decreased over the past three years, from 68% at December 31, 2010 to 48% at December 31, 2013, a large portion of this portfolio remains concentrated in this geographical area.

At December 31, 2013, our portfolio of residential real estate loans (including home equity loans) totaled $6.2 billion, or 29% of total loans. While our concentration in these loans in New York has steadily decreased over the past three years, from 67% at December 31, 2010 to 42% at December 31, 2013, a large portion of this portfolio remains concentrated in this geographical area.
A significant weakening in economic conditions in New York, such as unemployment or other factors beyond our control, could reduce our ability to generate new loans and increase default rates on these loans and otherwise negatively affect our financial results. Moreover, while home prices in Upstate New York have not seen the declines that other parts of the country have experienced over the past four to six years, a decline in real estate valuations in New York could lower the value of the collateral securing our residential real estate loans, leading to higher credit losses.
Commercial real estate and business loans increase our exposure to credit risks
At December 31, 2013, our portfolio of commercial real estate and business loans totaled $13.1 billion, or 61% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.
Concentration of loans in our primary market area may increase risk
Our success is impacted by the general economic conditions in the geographic areas in which we operate, primarily New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could reduce our ability to generate new loans and increase default rates on those loans and otherwise negatively affect our financial results.

A large portion of our loan portfolio is acquired and was not underwritten by us at origination
At December 31, 2013, 21% of our loan portfolio was acquired and was not underwritten by us at origination, and therefore is not necessarily reflective of our historical credit risk experience. We performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, we evaluate the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting our earnings.
One-third of our assets are invested in securities, with over 16% in commercial mortgage-backed securities, 13% in collateralized loan obligations and 8% in asset-backed securities
Approximately one-third of our assets have been invested in securities, currently with over 16% in commercial mortgage-backed securities, 13% in collateralized loan obligations and 8% in asset backed securities. These securities are structured investments with complex formulas to determine the amount of cash flows that get paid to holders of each security type within the various structures. Changes in expected cash flows due to factors such as changing credit experience of the underlying collateral, changes in interest rates or changes in prepayment speeds could affect the amount of interest and principal cash flows we receive and the amount of interest income that we recognize. Additionally, given the structural complexities inherent in these types of securities, there could be cash flow provisions that we may not fully understand.
The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital
The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule in December, 2013. We are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder. We own $1.4 billion of collateralized loan obligation ("CLO") securities with a weighted average yield of 3.2% that are subject to the Volcker Rule. If we decide to sell or are required to sell these securities, our future net interest income could be adversely impacted if our alternative use for these funds yields a lower rate. A 100 basis point reduction in yield upon reinvestment into similar duration securities would result in reduced net interest income of $14 million, or three cents per diluted common share.
While there is a potential for additional regulatory guidance or a legislative ruling that would enable banks to continue to hold CLO securities under the Volcker Rule, to the extent this does not materialize nor do the regulators accept any structural solutions put forth by the financial services industry, we are currently subject to potentially significant price movements in these securities which could adversely impact our tangible capital. For instance, a hypothetical 10% reduction in current CLO market prices would result in a $140 million loss to our current CLO securities valuation. Since these securities are currently held as available for sale, the resulting change in Other Comprehensive Income ("OCI"), after tax, would be approximately $90 million. Further, if we decide to sell these securities or if it is more likely than not that we will be required to sell such securities before recovery, we may recognize losses that could adversely impact our regulatory capital ratios. An after tax loss of $90 million would lower regulatory capital by 34 basis points.
Our provision for credit losses may be insufficient
Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.
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
We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason
At December 31, 2013, we had $23.0 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time.  These deposit liabilities include our checking, savings, and money market deposit accounts.  The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest earning assets, or a combination of these two actions.  The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income.  A loss of interest earning assets could also reduce our net interest income.
Changes in interest rates could adversely affect our results of operations and financial condition
Our results of operations and financial condition could be significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. While we have modeled rising interest rate scenarios using historic data and such scenarios result in an increase in our net interest income, our interest-bearing liabilities may reprice or mature more quickly than modeled, thus resulting in a decrease in our net interest income.
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
Changes in interest rates may also affect the average life of our loans and mortgage related securities. Decreases in interest rates resulting from actions taken by the Federal Reserve has caused an increase in prepayments of our loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. As prepayment speeds on mortgage related securities increase, the premium amortization increases prospectively, and additionally there would be an adjustment required under the application of the interest method of income recognition, and will therefore result in lower net interest income. We recorded two such adverse adjustments to our mortgage related securities in 2012 totaling $25 million. Under these circumstances, we are also subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on our existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.
A reduction in our credit rating to below investment grade could adversely impact us or the holders of our securities
We are regularly evaluated by ratings agencies. Their ratings are based on a number of factors, including our financial strength and factors outside of our control such as conditions affecting the financial services industry and the broader economy. In light of the difficulties facing the financial services industry, there can be no assurances that we will maintain our current ratings. In December 2013, Moody's placed First Niagara Financial Group, Inc.'s long-term issuer rating of Baa2 (two notches above investment grade) on review for downgrade. While this credit action had no impact on our ability to continue serving our customers, a future downgrade to below investment grade could have adverse consequences for us. In addition to a negative perception by our customers, a downgrade of our debt securities to below investment grade could result in adverse price movements of such securities and higher borrowing costs on any debt securities we issue in the future. A downgrade of our holding company below investment grade triggers a breach of covenant on our holding company line of credit, resulting in a possibility of limiting our access to that credit line. While this line of credit could potentially be renegotiated to cure the breach, it could result in higher interest and non-usage rates as well as additional fees.
If we continue to grow and our total consolidated assets reach $50 billion, we will become subject to stricter prudential standards required by the Dodd-Frank Act for large bank holding companies
In December 2011, the Federal Reserve, pursuant to the requirements of the Dodd-Frank Act, proposed rules applying stricter prudential standards to, among others, bank holding companies having $50 billion or more in total consolidated assets. The stricter prudential standards include risk-based capital and leverage requirements, liquidity requirements, risk-management requirements, stress testing of capital, credit limits and early remediation regimes. Only the stress testing of capital rules have been adopted in final form. The Federal Reserve is also required by the Dodd-Frank Act to adopt rules regarding credit exposure reporting by these institutions. The Dodd-

Frank Act permits, but does not require, the Federal Reserve to apply to these institutions heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.
Our total consolidated assets were $37.6 billion at December 31, 2013. If our assets reach the $50 billion threshold, whether driven by organic growth or future acquisitions, we will become subject to the stricter prudential standards required by the Dodd-Frank Act and will incur higher levels of expense to comply with these standards.
See “Supervision and Regulation” for more information about the regulations to which we are subject.
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
We are subject to extensive government regulation and supervision
We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. As of January 2014, just over 50% of the regulatory rules (implementation or changes) have been issued for the Dodd-Frank Act, which illustrates the continued and on-going need requirement of focus for financial institutions.
Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. For example, since the establishment of the Consumer Finance Protection Bureau (CFPB), which has been focused on numerous consumer-based regulations, the exam focus of our regulators has evolved to include greater scrutiny and annual examinations of previously less reviewed regulations, such as the Servicemember's Civil Relief Act and the Flood Disaster Protection Act. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state and federal agencies, the loss of FDIC insurance, the revocation of our banking charter, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation” for more information about the regulations to which we are subject.
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

•	CAMELS rating,

•	criticized and classified assets,

•	capital levels, including the Tier 1 leverage ratio,

•	higher-risk assets, defined as construction and development loans, leveraged loans and securities, nontraditional mortgages and subprime consumer loans, and higher risk securitizations,

•	ratio of core earnings to average assets,

•	ratio of core deposits to total liabilities,

•	liquidity ratio (as defined by the FDIC),

•	our projected shortfall (in event of failure) between projected insured deposits and the projected assets available to pay off projected insured deposits as a percentage of current domestic deposits,

•	balance sheet composition,

•	amount of unsecured debt, including subordinated debt and debt issues by another depository institution, and

•	amount of brokered deposits.
If there are additional financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Such increases or required prepayments of FDIC insurance premiums may adversely impact our earnings. See “Supervision and Regulation–Deposit Insurance” for more information about FDIC insurance premiums.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from the Bank. The Company's ability to pay dividends to our stockholders is substantially dependent upon the Bank's ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $175 million and $45 million to the Company during 2013 and 2012, respectively. Under the foregoing dividend restrictions, the Bank could pay additional dividends of approximately $464 million to the Company without obtaining regulatory approvals, however, this amount would be limited to $261 million to maintain its "well-capitalized" status.
If the Bank is unable to make dividend payments to us, due to a large loss or other event that would eliminate the dividend availability, and sufficient capital is not otherwise available, we may not be able to make dividend payments to our common stockholders or principal and interest payments on our outstanding debt. See “Payment of Dividends” above under “Supervision and Regulation.”
In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
Our goodwill could become impaired in the future. If our goodwill were to become impaired, it could limit the ability of our bank to pay dividends to our holding company, adversely impacting the holding company’s liquidity and ability to pay dividends or repay debt.
The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our common stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of the Company. We are required to test our goodwill for impairment on an annual basis, or between annual impairment tests if a triggering event occurs. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us without prior regulatory approval. At December 31, 2013, the book value of our goodwill was $2.4 billion.
At February 24, 2014, the market value of a share of our common stock was $8.82, representing a decline from the $11.05 market value of our common stock at November 1, 2013 (the most recent time we have evaluated our goodwill balances for impairment). When we performed our annual goodwill impairment assessment as of November 1, 2013, we concluded that our goodwill balance was not impaired. The market value of a share of our common stock could be an indicator that an event has occurred which could be indicative of goodwill impairment, which may require us to reevaluate goodwill for impairment prior to the next annual test.
A goodwill impairment charge could impact the Bank’s ability to pay dividends to the Company. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity Risk” and Part II, Item 8, “Financial Statements and Supplementary Data–Note 11. Capital” for further details.
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

We may not be able to successfully realize the benefits from our technology transformation strategy, which could adversely affect our business operations and profitability

We have decided to upgrade our information technology infrastructure to increase revenue and operating leverage and decrease our overall technology operating expenses.  We are in the early stages of planning for such initiatives, and estimate the total investment to be $200 million to $250 million over a three to four year period. Our Board of Directors and Executive Management will maintain ongoing monitoring of these projects.

There is risk related to our time line and cost estimates.  We may not be able to successfully implement and integrate the technology needed within our estimated time line and cost estimate, which could adversely impact the ability to increase revenue or to implement new technology solutions in an efficient manner.  While we have instituted a governance and tollgate process at the both the Board of Directors and Executive Management that will continue to monitor cost and benefit estimates throughout the implementation process, there can be no assurances that we will realize the expected benefits in a cost efficient manner.
We rely on third-party relationships to conduct our business, which subjects us to strategic, reputation, compliance and transaction (operational) risk
We rely on third party service providers to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third party relationships with vendors, there are risks associated with such activities. When entering a third party relationship, the risks associated with that activity are not passed to the third party but remain our responsibility. Management and the Board of Directors are ultimately responsible for the activities conducted by vendors. To that end, Management is accountable for the review and evaluation of all new and existing vendor relationships. Management is responsible for ensuring that adequate controls are in place at First Niagara and our vendors to protect the bank and its customers from the risks associated with vendor relationships.
Increased risk most often arises from poor planning, oversight, and control on the part of the bank and inferior performance or service on the part of the third party, and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third party service providers, any problems caused by third party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing third party vendors could also take a long period of time and result in increased expenses.

We are exposed to fraud in many aspects of the services and products that we provide.
We offer debit cards and credit cards to our banking customers and plan to expand our online banking and online account opening capabilities in 2014.  Historically, we have experienced operational losses from fraud committed by third parties that steal credentials from our customers or merchants utilized by our customers.  We have little ability to manage how merchants or our banking customers protect the credentials that our customers have to transact with us.  When customers and merchants do not adequately protect customer account credentials, our risks and potential costs increase.  As (a) our sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) our banking services and product offerings expand, our operational losses could increase.
There are risks resulting from the complex models we utilize as part of our planning and decision making processes
Like most banks, we use models for a broad range of activities, including but not limited to: evaluating credit exposures; investment securities; measuring risk; deposit behavior to changing rates; and determining capital and reserve adequacy. We have implemented a model risk governance framework commensurate with business activities, and the extent and complexity of the models used considering the materiality of model risk at an individual model level and in the aggregate. While models can improve business decisions, they can also increase our risk profile due to the potential for adverse consequences from decisions based on models that are either incorrect or misinterpreted. Such adverse consequences include poor decision making leading to lower revenues, higher expenses (including provisions for loan losses) and inaccurate financial reporting.

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

Although management has established business continuity and disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
We are exposed to risk of environmental liability when we take title to property
In the course of our business, we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition or results of operations could be adversely affected.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our headquarters are located in our Buffalo regional market center at 726 Exchange Street, Suite 618, Buffalo, New York where we lease 161,000 square feet of space. At December 31, 2013, we conducted our business through 199 full-service branches located across New York, 127 full-service branches in Western and Eastern Pennsylvania, 84 branches in Connecticut, and 11 branches in Western Massachusetts, including several financial services offices. One hundred forty-seven of our branches are owned and 274 are leased.
In addition to our branch network and Buffalo regional market center, we occupy office space in our six other regional market centers located in Rochester, Albany, and Syracuse, New York and Pittsburgh and Philadelphia, Pennsylvania and New Haven, Connecticut where we provide financial services and perform certain back office operations. We also lease or own other facilities which are used as training centers and storage. Some of our facilities contain tenant leases that are subleases. These properties include 37 leased offices and 16 buildings which we own with a total occupancy of approximately 1,568,000 square feet, including our administrative center in Lockport, New York which has 76,000 square feet. At December 31, 2013, our premises and equipment had a net book value of $418 million. See Note 5 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

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
Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2013, we had approximately 25,000 stockholders of record. During 2013, the high sales price of our common stock was $11.34 and the low sales price of our common stock was $7.68. We paid dividends of $0.32 per common share during 2013. See additional information regarding the market price and dividends paid in Item 6, “Selected Financial Data.”
We did not repurchase any shares of our common stock during 2013 and 2012. Under the current stock repurchase plan, approved by our Board of Directors on July 27, 2010, we are authorized to repurchase up to an additional 12 million shares of our common stock. This plan does not have an expiration date.

Stock Performance Graph
Below is a stock performance graph comparing (i) the cumulative total return on our common stock for the period beginning December 31, 2008 as reported by the NASDAQ Global Select Market, through December 31, 2013, (ii) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (iii) the cumulative total return of publicly traded regional banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

FIRST NIAGARA FINANCIAL GROUP, INC.

	Period Ended
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
First Niagara Financial Group, Inc.	$100.00	$89.76	$94.31	$61.49	$58.66	$81.23
NASDAQ Composite Index	100.00	145.36	171.74	170.38	200.63	281.22
KBW Regional Bank Index	100.00	77.87	93.75	88.93	100.86	148.09

ITEM 6.	Selected Financial Data

At or for the year ended December 31,	2013	2012(1)	2011(2)	2010(3)	2009(4)
	(In millions, except per share amounts)
Selected financial condition data:
Total assets	$37,628	$36,806	$32,811	$21,084	$14,585
Loans and leases, net	21,230	19,547	16,352	10,388	7,209
Investment securities:
Available for sale	7,423	10,994	9,348	7,289	4,422
Held to maturity	4,042	1,300	2,670	1,026	1,094
Goodwill and other intangibles	2,543	2,618	1,803	1,114	935
Deposits	26,665	27,677	19,405	13,149	9,730
Borrowings	5,556	3,716	8,127	4,893	2,302
Stockholders’ equity	$4,993	$4,927	$4,798	$2,765	$2,374
Common shares outstanding	354	353	352	209	188
Selected operations data:
Interest income	$1,210	$1,176	$1,065	$746	$491
Interest expense	117	153	184	148	126
Net interest income	1,093	1,023	881	598	364
Provision for credit losses	105	92	58	49	44
Net interest income after provision for credit losses	988	931	823	549	321
Noninterest income(5)	366	360	245	187	126
Merger and acquisition integration expenses	—	178	98	50	36
Restructuring charges	—	6	43	—	—
Noninterest expense	931	867	666	473	290
Income before income tax	423	239	262	212	120
Income taxes	128	71	88	72	41
Net income	295	168	174	140	79
Preferred stock dividend and discount accretion(6)	30	28	—	—	12
Net income available to common stockholders	$265	$141	$174	$140	$67
Common stock and related per share data:
Earnings per common share:
Basic	$0.75	$0.40	$0.64	$0.70	$0.46
Diluted	0.75	0.40	0.64	0.70	0.46
Cash dividends	0.32	0.32	0.64	0.57	0.56
Book value (7)	13.31	13.15	12.79	13.42	12.84
Tangible book value per common share(7)(8)	6.04	5.65	7.62	8.01	7.78
Market Price (NASDAQ: FNFG):
High	11.34	10.35	15.10	14.88	16.32
Low	7.68	7.08	8.22	11.23	9.48
Close	$10.62	$7.93	$8.63	$13.98	$13.91

(1)	Includes the impact of the HSBC Branch Acquisition on May 18, 2012.

(2)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(3)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(4)	Includes the impact of the acquisition of National City Bank branches acquired on September 4, 2009.

(5)	Includes $21 million gain on sale of mortgage-backed securities from the securities portfolio repositioning in 2012.

(6)	Includes $8 million of discount accretion related to the redemption of preferred stock issued as part of the Troubled Asset Relief Program in 2009.

(7)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(8)	This is a Non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

At or for the year ended December 31,	2013	2012(1)	2011(2)	2010(3)	2009(4)
	(Dollars in millions)
Selected financial ratios and other data:
Performance ratios(5):
Return on average assets	0.80%	0.48%	0.62%	0.74%	0.69%
Common equity:
Return on average common equity	5.73	3.09	4.71	5.23	3.47
Return on average tangible common equity(6)	12.86	6.30	8.40	8.67	6.06
Total equity:
Return on average equity	5.95	3.45	4.68	5.23	3.95
Return on average tangible equity(6)	12.31	6.55	8.33	8.67	6.71
Earnings to fixed charges:
Including interest on deposits	2.84	2.48	2.34	2.38	1.93
Excluding interest on deposits	3.63	3.51	3.34	3.57	3.18
Net interest rate spread	3.31	3.24	3.46	3.48	3.40
Net interest rate margin	3.39	3.34	3.58	3.64	3.65
Efficiency ratio(7)	63.82	76.02	71.58	66.72	66.62
Operating expenses as a percent of average loans and deposits(8)	1.96	2.47	2.52	2.40	2.32
Effective tax rate	30.2	29.6	33.7	33.9	33.9
Dividend payout ratio	42.67	80.00	100.00	81.43	121.74
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.53	11.23	17.84	14.35	18.51
Tier 1 risk-based capital	9.56	9.29	15.60	13.54	17.41
Tier 1 risk-based common capital(6)	7.86	7.45	13.23	12.76	17.26
Leverage ratio(9)	7.26	6.75	9.97	8.14	—
Tangible capital(6)(9)	—	—	—	—	10.34
Ratio of stockholders’ equity to total assets	13.27	13.39	14.62	13.11	16.27
Ratio of tangible common stockholders’ equity to tangible assets	6.02	5.77	8.57	8.27	10.54
Risk-weighted assets	$26,412	$24,379	$18,971	$11,809	$8,066
First Niagara Bank:
Total risk-based capital	10.99%	10.66%	16.47%	11.86%	13.73%
Tier 1 risk-based capital	10.15	9.94	14.66	11.06	12.63
Leverage ratio(9)	7.70	7.23	9.38	6.64	—
Tangible capital(9)	—	—	—	—	7.48
Risk-weighted assets	$26,365	$24,379	$18,997	$11,828	$7,997
Other data:
Number of full service branches	421	430	333	257	171
Full time equivalent employees	5,807	5,927	4,827	3,791	2,816

(1)	Includes the impact of the HSBC Branch Acquisition on May 18, 2012.

(2)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(3)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(4)	Includes the impact of the acquisition of National City Bank branches acquired on September 4, 2009.

(5)	Computed using daily averages.

(6)	This is a Non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(7)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(8)	Computed by dividing noninterest expense by the sum of average total loans and deposits

(9)
Tangible capital ratio presented for periods ended prior to First Niagara Bank’s conversion to a national bank regulated by the OCC. Leverage ratio disclosed for periods ended subsequent to such conversion.

GAAP to Non-GAAP Reconciliation

At or for the year ended December 31,	2013	2012	2011	2010	2009
	(in millions)
Reconciliation of noninterest income on operating basis to reported noninterest income:
Total noninterest income on operating basis (Non-GAAP)	$366	$338	$245	$187	$126
Gain on securities portfolio repositioning	—	21	—	—	—
Total reported noninterest income (GAAP)	$366	$360	$245	$187	$126

Computation of ending tangible common equity:
Total stockholders' equity	$4,993	$4,927	$4,798	$2,765	$2,374
Less: goodwill and other intangibles	(2,543)	(2,618)	(1,803)	(1,114)	(935)
Less: preferred stockholders' equity	(338)	(338)	(338)	—	—
Tangible common equity	$2,113	$1,971	$2,657	$1,651	$1,438

Computation of average tangible equity:
Total stockholders' equity	$4,966	$4,887	$3,713	$2,683	$2,011
Less: goodwill and other intangibles	(2,567)	(2,315)	(1,625)	(1,064)	(829)
Tangible Equity	$2,399	$2,572	$2,088	$1,620	$1,182

Computation of average tangible common equity:
Total stockholders' equity	$4,966	$4,887	$3,713	$2,683	$2,011
Less: goodwill and other intangibles	(2,567)	(2,315)	(1,625)	(1,064)	(829)
Less: preferred stockholders' equity	(338)	(338)	(17)	—	—
Tangible common equity	$2,061	$2,234	$2,072	$1,620	$1,182

Computation of Tier 1 common capital:
Tier 1 capital	$2,526	$2,265	$2,962	$1,602	$1,404
Less: qualifying restricted core capital elements	(113)	(112)	(112)	(93)	(12)
Less: perpetual non-cumulative preferred stock	(338)	(338)	(338)	—	—
Tier 1 common capital (Non-GAAP)	$2,075	$1,815	$2,512	$1,509	$1,392

	2013				2012
Selected Quarterly Data	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	(In millions, except per share amounts)
Interest income	$310	$307	$298	$296	$284	$302	$300	$291
Interest expense	30	29	29	29	31	32	41	48
Net interest income	280	278	269	266	252	270	259	242
Provision for credit losses	32	28	25	20	22	22	28	20
Net interest income after provision for credit losses	248	250	244	246	230	247	231	222
Noninterest income	89	91	96	89	92	102	96	70
Merger and acquisition integration expenses	—	—	—	—	4	29	131	13
Restructuring charges	—	—	—	—	—	—	4	3
Noninterest expense	227	231	235	238	235	237	210	185
Income before income tax	110	110	105	98	83	83	(19)	92
Income taxes	33	31	33	30	22	25	(8)	32
Net income	78	79	71	67	61	58	(11)	60
Preferred stock dividend	8	8	8	8	8	8	8	5
Net income available to common stockholders	$70	$72	$64	$60	$54	$51	$(18)	$55
Earnings per common share:
Basic	$0.20	$0.20	$0.18	$0.17	$0.15	$0.15	$(0.05)	$0.16
Diluted	0.20	0.20	0.18	0.17	0.15	0.14	(0.05)	0.16
Market Price (NASDAQ: FNFG):
High	11.34	11.02	10.17	8.94	8.52	8.50	9.87	10.35
Low	7.68	9.78	8.79	7.68	7.08	7.14	7.49	8.71
Close	10.62	10.37	10.07	8.86	7.93	8.07	7.65	9.84
Cash dividends	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business filed here within Part I, Item I, “Business.”
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Federal Reserve, serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A., a national bank subject to supervision and regulation by the OCC. We are a multi-faceted regional bank, with a community banking model, in New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts with $37.6 billion of assets, $26.7 billion of deposits, and 421 branch locations as of December 31, 2013.
We were organized in April 1998 in connection with the conversion of First Niagara Bank, N.A. from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through the acquisition of community banks and financial services companies throughout New York; our September 2009 acquisition of National City Bank branch locations in Western Pennsylvania; our April 2010 merger with Harleysville in Eastern Pennsylvania; our April 2011 merger with NewAlliance, which allowed us to further build our organization by adding operations in Connecticut and Western Massachusetts; and our May 18, 2012 acquisition of full-service branches from HSBC in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets. We provide our customers with a full range of products and services delivered through our customer focused operations, which include retail and commercial banking and financial services and risk management (insurance). These include commercial real estate loans, commercial business loans and leases, residential real estate, home equity, indirect auto, credit cards, and other consumer loans, as well as retail and commercial deposit products and insurance services. We also provide wealth management products and services. The markets we compete in exhibit attractive characteristics of economic growth and stability. Over the next five year period, the household income in our markets weighted by the deposits we hold in each market is expected to increase at an 18% rate, outpacing the national average. Within our markets, the strong economy particularly in our Western and Eastern Pennsylvania and New England markets provides us compelling opportunities to organically grow our commercial loan portfolio in areas such as healthcare and manufacturing. The strong and stable low cost deposit base in our Western and Eastern Pennsylvania and New York markets provides a strong funding base to finance such loan growth.

In 2013, we selectively invested in key opportunities within the franchise. Beginning in 2014, we announced a pivot in our strategic imperatives by choosing to accelerate investments in specific revenue generation and efficiency opportunities as well as our “common rails” technology effort. At the end of our planned three to four year investment period, we expect to be positioned to i) deliver greater fee generation and revenue capabilities by improving our value proposition to our retail and commercial clients, ii) improve operating leverage by lowering integration costs and our overall cost to serve, iii) address growing industrywide regulatory concerns such as cybersecurity, and iv) improve our overall financial returns. The total cash spend for these investments is estimated at between $200 million and $250 million. Our common rails initiative is aimed at leveraging the significant innovations in the technologies for infrastructure for product integration and product application, data analytics, as well as improving our core processing capabilities. We believe these investments will facilitate the integration of new products or technology platforms in a more cost efficient manner, reduce risk and increase our speed to market. While the expenses associated with implementing this strategy, future operating costs, and capitalization of these investments will weigh on near-term earnings over the investment period, we expect the incremental revenues and associated efficiencies from these investments will improve our financial metrics such as return on assets ("ROA"), improve our efficiency ratio and our fee income contribution to revenues.
Based on the execution of our accelerated investment strategy, we expect a 10 to 15 basis point increase in our ROA at the end of the investment period.

Including the benefit of normalized rates and our investments, we expect ROA to range between 1.15% and 1.20% after the investment period. (Federal Funds Target rate of approximately 4%.)
FINANCIAL OVERVIEW
Despite challenges presented by the macro-economic, regulatory and competitive environment during 2013, we achieved strong organic loan growth in our markets and positive operating leverage through disciplined cost management and by leveraging our proven ability to acquire and deepen profitable customer relationships. We balanced our ongoing investments in the franchise for the longer term with a short-term earnings priority. We self funded these investments by reducing costs in the retail platform through branch consolidations and restructurings and lowered overall headcount while delivering strong loan growth across all our markets.
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Our results for 2013 reflect the full year impact of our May 2012 HSBC Branch Acquisition and a $6 million pre-tax charge, or $0.01 per share, related to two executive departures. Our results for 2012 reflect the partial year impact of our HSBC Branch Acquisition.
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

	Year ended December 31,
(in millions, except per share amounts)	2013	2012	2011
Operating results (Non-GAAP):
Net interest income	$1,093	$1,048	$881
Provision for credit losses	105	92	58
Noninterest income	366	338	245
Noninterest expense	931	867	666
Income tax expense	128	135	136
Net operating income (Non-GAAP)	$295	$292	$267
Operating earnings per diluted share (Non-GAAP)	$0.75	$0.75	$0.98
Reconciliation of net operating income to net income	$295	$292	$267
Nonoperating income and expenses, net of tax at effective tax rate:
Retroactive premium amortization on securities portfolio ($25 pre-tax)	—	(17)	—
Gain on securities portfolio repositioning ($21 pre-tax)	—	14	—
Merger and acquisition integration expenses ($178 and $98 pre-tax in 2012 and 2011, respectively)	—	(116)	(64)
Restructuring charges ($6 and $43 pre-tax in 2012 and 2011, respectively)	—	(4)	(28)
Total nonoperating expenses, net of tax	—	(123)	(93)
Net income (GAAP)	$295	$168	$174
Earnings per diluted share (GAAP)	$0.75	$0.40	$0.64
2013 compared to 2012
Our tax equivalent net interest margin increased five basis points to 3.39% for 2013 from 3.34% for 2012. During 2013, yields on commercial loans dropped 46 basis points compared to 2012, reflecting the cumulative impact of replacing higher yielding, fixed rate, longer duration loans that prepaid with new originations that were lower yielding, shorter duration, variable rate products. Consumer loan yields dropped 17 basis points during 2013, driven primarily by a 53 basis points decline in indirect auto yields driven by the impact of normal amortization and prepayments of balances as well as our business decision to lend to customers with higher FICO scores. These adverse impacts were partially offset by benefits derived from the acquisition of low-cost deposits through our May 2012 HSBC branch transaction as the cost of our interest bearing deposits declined nine basis points in 2013 from 2012. Net interest income increased $70 million, or 7%, for 2013 compared to 2012.
Our provision for credit losses for 2013 was $105 million, an increase of $13 million from 2012. Our provision for loan losses increased to $103 million for 2013 from $91 million for 2012. The provision for loan losses on originated loans increased to $96 million for 2013 from $84 million for 2012. Net charge-offs decreased to 34 basis points of average originated loans for 2013 from 35 basis points of average originated loans for 2012. The provision for loan losses on acquired loans was unchanged for 2013 from 2012 at $7 million. Net charge-offs decreased to nine basis points of average acquired loans for 2013 from 12 basis points of average acquired loans for 2012. For the years ended 2013 and 2012, we recognized provision for credit losses related to our unfunded loan commitments of $2 million and $1 million, respectively.
Period end balances in our commercial loan portfolio grew $1.0 billion, or 8%, to $13.1 billion and our indirect auto loan portfolio more than doubled in 2013 to $1.5 billion at December 31, 2013 from $601 million at December 31, 2012. The decrease in our residential real estate loans reflected industry wide prepayment levels.
The growth in commercial loans was tempered by an intensifying competitive landscape which continues to drive an escalating degradation of pricing and loan structures. More recently, competition for loans, particularly commercial loans, has intensified given the weak economic activity within our markets and nationally. This increased competition from banks and non-banks has resulted in accelerated loan prepayments, particularly in our investor owned commercial real estate portfolio as borrowers gravitate towards financial institutions that are more willing to compete on price or loan structures. This competition is most notable in our Eastern Pennsylvania and New England regions.
Our ability to gain market share and generate adequate loan volumes in 2013 together with pricing actions on our deposits has enabled us to mitigate some of the net interest income pressures to date.
There is evidence that spreads for the types of loans we originate are and will continue to be under pressure. While we will compete to an extent on price, weakly structured loans offered by some participants continue to be a concerning trend across the industry as we will not make loans with such structural concessions. As we continue to maintain our credit discipline, we have not and may not be able to continue to grow our loan portfolio sufficiently to mitigate the impact on net interest income.
The $828 million decrease in our available for sale and held to maturity investment securities portfolio reflects the balance sheet rotation strategy we executed during 2013 whereby we used cash flows received on our residential mortgage-backed investment securities portfolio and investment security sales to fund loan growth. We expect to maintain the investment book at current levels until loan growth rebounds.
Transactional deposit balances increased $515 million, reflecting our continued efforts to grow our customer base, reposition our account mix, and increase our lower cost deposits. Short-term borrowings increased $1.8 billion from December 31, 2012 as we used short-term borrowings to fund asset growth due to the planned run off of our money market deposit accounts and certificates of deposit.
The increase in our noninterest income for 2013 from 2012 was driven by increases in deposit service charges, merchant and card fees, and wealth management services, which reflect the full year impact of our HSBC Branch Acquisition. These increases were offset by decreases in mortgage banking revenues and capital markets income.
We expect deposit service charges to remain relatively flat in the near term; over the longer-term, our investments in and the delivery of Treasury Management and Digital solutions to our commercial and retail consumers will drive our fee income higher. Mortgage application and refinance volumes have dropped throughout 2013 as industry gain-on-sale margins have normalized resulting in significant contraction in mortgage banking revenues. Our focus in mortgage remains on market share gains, particularly in the purchase market. Consistent with our experience in 2013, increased competition and the impact of Dodd-Frank Act’s definition of Eligible Market

Participants for derivative swap transactions has and will continue to challenge capital markets revenues. Competition in the insurance industry continues to be strong as the market remains soft, limiting the potential to raise rates.
Total GAAP noninterest expenses were $931 million for 2013, down approximately $120 million from 2012. Excluding merger and acquisition integration expenses and restructuring charges in 2012, our noninterest expenses increased $64 million. In 2013, we have been diligent about managing our costs to reduce inefficiency out of our cost structure.
The ongoing investments required to support future revenue growth as well as our common rails effort will drive 2014 operating expenses greater than full year 2013 levels. Over the next few years, our continued investment in revenue generating enhancements, such as our Digital and Treasury Management platforms, coupled with other investments to position us competitively, will increase operating costs in the short term but drive revenue growth in the long term.
2012 compared to 2011
Net interest income increased to $1.0 billion in 2012 from $881 million in 2011. This increase was driven by a number of factors, including higher interest-earning assets resulting from our May 2012 HSBC Branch Acquisition, the full year impact of our NewAlliance merger, and double digit commercial loan growth. However, our taxable equivalent net interest margin decreased from 3.58% for 2011 to 3.34% in 2012 as the accelerated premium amortization on our investment securities portfolio and downward repricing pressure on our interest earning assets negatively impacted our yields. Compression of loan yields from prepayments and lower spreads were partially offset by a 26 basis points decline in the cost of interest-bearing liabilities. Noninterest income increased $114 million due primarily to the partial year impact of the HSBC Branch Acquisition, the gain on securities portfolio restructuring, and full year impact of our April 2011 merger with NewAlliance. Mortgage banking revenues benefited from higher purchase and refinance volumes as well as higher margins on sold loans. Growth in derivatives sales to existing and new commercial customers continued to push our capital markets revenues higher.
Our provision for loan losses increased to $91 million for 2012 from $54 million for 2011. The provision for loan losses on originated loans increased to $84 million for 2012 from $51 million for 2011. Net charge-offs increased to 35 basis points of average originated loans in for 2012 from 32 basis points of average originated loans for 2011. The provision for loan losses on acquired loans increased to $7 million for 2012 from $3 million for 2011. Net charge-offs increased to 12 basis points of average acquired loans in 2012 from two basis points of average acquired loans for 2011.
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
Investment Securities
As of December 31, 2013, our available for sale and held to maturity investment securities totaled $11.5 billion, or 30% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a monthly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2013 or 2012. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price, or based on internally developed models which consider estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At December 31, 2013, the par value of our portfolio of residential mortgage-backed securities totaled $5.5 billion, which included $4.9 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $0.9 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.
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
Acquired loans accounted for under ASC 310-30
The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

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
Allowance for Loan Losses
We determined our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. Our commercial loan portfolio includes both business and commercial real estate loans. Our consumer loan portfolio includes residential real estate, home equity, indirect auto, credit card and other consumer loans. We further segregate these portfolios between loans which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses.
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

Impaired loans
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
Goodwill
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We do not amortize goodwill and we review it for impairment at our reporting unit level on an annual basis, and when events or changes in circumstances indicate that the carrying amounts may be impaired. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment's management. We have two reporting units: Banking and Financial Services. At December 31, 2013, our goodwill totaled $2.4 billion. Of this, 97% was allocated to our Banking unit.
Under Step 1 of the goodwill impairment review, we compare each reporting unit's fair value to carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. Determining the fair value of a reporting unit as part of the Step 1 analysis involves significant judgment. Inputs and assumptions, such as the market price of our common stock, future cash flows and earnings, discount rates, the assessment of relevant market transactions for comparability and the resulting control premium assumption, and multiples of relevant financial statement metrics, such as tangible book value and estimated earnings are all estimates involving significant judgment. We are also required to assess the reasonableness of the overall combined fair value, including a control premium, of our reporting units by reference to our market capitalization over time.
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
While bank stocks, in general, performed well in 2013, the banking industry continues to be challenged by numerous factors, including, but not limited to, actions by the Federal Reserve intended to keep long term interest rates low, continued loan refinancings and prepayments, increased competition for loans, regulatory actions emanating from Dodd-Frank and, in our case, investments in infrastructure and new products. These factors have put negative pressure on our profitability and market capitalization. Further declines in overall interest rates, increased regulatory costs or resulting lost revenue, or worsening credit losses as a result of adverse economic conditions could reduce the future expected profitability of one or both of our reporting units and therefore result in us having a lower stock price and market capitalization, both of which are important elements of the overall evaluation of goodwill impairment, and therefore could also lead to a goodwill impairment charge. A substantial goodwill impairment charge would not have a significant impact on our regulatory capital ratios, but could have an adverse impact on our results of operations and financial condition. However, such a charge would not be expected to decrease our level of income producing assets such as loans or investments. Due to regulatory restrictions, our banking subsidiary could be restricted from distributing available cash to the bank holding company, thus adversely affecting the liquidity of the bank holding company.
We perform our annual impairment review of goodwill on November 1 of each year utilizing valuation methods we believe appropriate, given the availability and applicability of market-based inputs for those methods. After giving appropriate consideration to all available information at that point in time, we determined that the fair value of each reporting unit exceeded its carrying value (Step 1) and, therefore, there was no impairment of goodwill in 2013. As both of our reporting units' fair values exceeded their carrying amount, we were not required to perform Step 2 of the goodwill impairment review. For Step 1, we used both an income approach and a market approach to determine the fair values of our reporting units.
For our banking reporting unit, our application of the income approach was based upon assumptions of both balance sheet and income statement activity. An internal forecast was developed through consideration of current year financial performance and near term expectations regarding key business drivers such as anticipated loan and deposit growth. A long-term growth rate of 6% was then applied in determining the terminal value. These cash flows were discounted at a 12% discount rate based upon consideration of the risk free rate, leverage factors, equity risk premium, and Company specific risk factors.
In our application of the market approach for our banking reporting unit, we utilized a 50% control premium assumption based on our review of transactions observable in the market place that we determined were comparable and applied market based multiples to the tangible book value and projected earnings of our banking reporting unit. The projected earnings multiple used was 13.4x and was based on our stock price at the assessment date of $11.05 per share, and was applied to our projected 2014 and 2015 earnings. The tangible book value multiple used was 1.9x and was based on our stock price and tangible book value at the assessment date.
The market and income approaches were weighted equally. Both approaches have their inherent strengths and weaknesses; we use both and weight each equally as we believe that the approaches are complimentary. The fair value of our Banking unit exceeded its carrying value by approximately $655 million (15%). Changes to the significant estimates used in computing fair value of our Banking unit could have a significant adverse impact on its value. A 10% reduction to the price of our common stock utilized in the impairment test decreases the fair value of our banking unit by $285 million. A reduction in the control premium assumption from 50% to 45% decreases the overall fair value of our Banking unit by approximately $95 million, while an increase in the control premium from 50% to 60% increases the overall fair value by $190 million. A 100 basis point increase in the discount rate decreases the fair value of the Banking unit by approximately $125 million. In each of these indicative stress scenarios, we would pass Step 1 of the goodwill impairment review. A combination of two or more adverse scenarios may have an additive effect on the decline in fair value and may result in us failing Step 1 of the goodwill impairment review.

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
The aggregate fair values of both of our reporting units (Banking and Financial Services) were compared to market capitalization as an assessment of the appropriateness of the fair value measurements. The comparison between the aggregate fair values and market capitalization indicated an implied control premium of 35%. A control premium analysis indicated that the “implied premium” was within range of the overall purchase price premiums observed in market acquisition transactions.
NET INTEREST INCOME
2013 compared to 2012
Our net interest income increased 6.9% to $1.1 billion in 2013 from $1.0 billion in 2012. The year over year increase primarily reflected our $1.6 billion increase in average interest earning assets to $32.8 billion, which was largely attributable to the full year impact of the HSBC Branch Acquisition and continued organic growth in our commercial and indirect auto loan portfolios offset in large part due to lower asset yields. The increase in average interest earning assets outpaced the growth in average interest bearing liabilities, which increased $1.0 billion year over year, resulting in a $518 million increase in net earning assets to $5.9 billion in 2013. The increase, on a taxable equivalent basis, in net interest income due to the increase in our average net earning assets was approximately $102 million. In addition, our net interest income benefited from approximately $19 million in accretable yield attributable to better than expected credit performance of certain acquired loans.
During 2013, the yield curve steepened appreciably driven by increased anticipation that the Federal Reserve would begin tapering its Quantitative Easing Bond-Buying program.  The steepening of the yield curve resulted from an increase in the mid-to-long end of the curve which had the positive impact of increasing reinvestment rates on certain securities purchases and mitigating premium amortization due to lower prepayment activity driven by higher mortgage rates. However, these benefits to net interest income were more than offset by continued prepayments and/or refinancing of higher-yielding loans and new loan growth at lower market rates. An intensifying competitive landscape, particularly for commercial and commercial real estate loans may drive spread compression in the future, which will likely impact net interest income. Improvement in net interest income will require increases to short-term interest rate indices such as the prime rate or 90 day LIBOR.
Our average balance of investment securities decreased year over year by approximately $752 million as we executed our balance sheet rotation strategy of using repayments on our securities portfolio to fund loan growth. The decrease in average balance was offset by an increase in yield of 18 basis points during 2013. The increase in yield was primarily due to lower premium amortization on residential mortgage-backed securities in the current year partially offset by reinvestment in lower yielding assets.
As of December 31, 2013, the amount of net premiums on our residential mortgage-backed securities to be recognized in future periods amounted to approximately $71 million, which equates to a weighted average premium above par of approximately 1.3%. Subsequent changes to the interest rate environment will continue to impact our yield earned on these securities. Cash flows from collateralized mortgage obligations ("CMOs") in the current year were almost $600 million lower than the approximately $1.9 billion in cash flows expected at the beginning of the year. Such slower prepayments delay and elongate the period over which the premium is amortized. Also contributing to the increase in yields was the prepayment of CLOs that were purchased at a discount. During 2013, we recognized $3 million of interest income related to these prepayments. While such income from CLO payoffs benefit the quarter in which they are recognized, the long-term implication is that these assets had above market interest rates that are being replaced with other lower yielding assets.
Overall, average loans increased 13%, or $2.4 billion, in 2013. Commercial loans increased 14%, or $1.6 billion, as our pipeline remained strong throughout the year. Indirect auto remained a source of growth contributing approximately one-third of the average net loan growth this year. Our average indirect auto portfolio increased $849 million, as we originated $1.3 billion in new loans during 2013. These increases were partially offset by a slight decrease in our residential real estate loans. Loan yields declined 36 basis points as commercial loan yields decreased by 46 basis points and our total consumer loan portfolio yields decreased by 17 basis points.
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
Our average balances of interest bearing deposits increased by $2.0 billion reflecting the full year impact of the HSBC Branch Acquisition offset by current year declines in money market deposits and certificates of deposit. Our average rate paid declined by nine basis points due to our previous deposit pricing actions and competitive rate pressure. Demand for longer term certificates of deposit remains weak.
Our average borrowings decreased year over year by approximately $1.0 billion as a result of paying down borrowings upon closing of the HSBC Branch Acquisition, partially offset by our decision to fund our balance sheet growth and rotation through low cost short-term borrowings. This funding strategy has also decreased the rate paid on borrowings by 16 basis points.
2012 compared to 2011
Our net interest income increased 16% to $1.0 billion in 2012 from $881 million in 2011. The year over year increase primarily reflected our $6.0 billion increase in average interest earning assets to $31.2 billion, which was largely attributable to the HSBC Branch Acquisition and full year impact of the NewAlliance merger. The increase in average interest earning assets outpaced the growth in average interest bearing liabilities, which increased $4.2 billion year over year, resulting in a $1.7 billion increase in net earning assets to $5.4 billion in 2012. The increase, on a taxable equivalent basis, in net interest income due to the increase in our average net earning assets was approximately $256 million.
Our net interest income, on a taxable equivalent basis, decreased $119 million due to a 24 basis points reduction in our net interest margin. This was due to the impact of deposit pricing initiatives we implemented throughout the year, partially offset by lower yielding assets and higher investment security premium amortization.
In the second quarter of 2012, we executed our securities portfolio repositioning transaction. As a result of the substantial prepayments received and the expected levels of cash flows to be received for the foreseeable future, we recognized a pre-tax retroactive adjustment of $25 million during 2012 to accelerate premium amortization on our CMO portfolio. Including these retroactive premium adjustments, we recognized $100 million of premium amortization related to our residential mortgage-backed securities portfolio in 2012. As of December 31, 2012, the amount of net premiums on our residential mortgage-backed securities to be recognized in future periods amounted to approximately $96 million, which equates to a weighted average premium above par of approximately 1.7%.

The following table presents our condensed average balance sheet and taxable equivalent interest income and yields. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances:

	2013			2012			2011
(dollars in millions)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,446	$314	4.16%	$6,625	$318	4.72%	$5,651	$306	5.33%
Business	5,134	190	3.66	4,402	176	3.94	3,209	138	4.23
Total commercial lending	12,580	504	3.95	11,027	494	4.41	8,860	443	4.93
Residential real estate	3,569	141	3.94	3,922	161	4.11	3,474	158	4.54
Home equity	2,681	113	4.21	2,476	109	4.39	1,973	90	4.54
Indirect auto	1,077	34	3.12	228	8	3.65	—	—	—
Credit cards	307	34	11.20	202	22	10.88	—	—	—
Other consumer	315	27	8.43	296	24	8.25	274	19	6.98
Total consumer loans	7,949	348	4.38	7,124	325	4.55	5,721	266	4.66
Total loans	20,529	853	4.15	18,151	819	4.51	14,582	710	4.87
Residential mortgage-backed securities(3)(4)	5,500	146	2.66	7,230	177	2.45	8,191	284	3.47
Commercial mortgage-backed securities(3)	1,844	68	3.69	1,855	73	3.91	626	25	4.03
Other investment securities(3)	4,694	158	3.36	3,704	123	3.32	1,681	67	3.97
Total investment securities(4)	12,038	372	3.09	12,790	372	2.91	10,497	376	3.59
Money market and other investments	189	3	1.65	257	3	1.13	132	2	1.33
Total interest-earning assets(4)	32,756	$1,228	3.75%	31,198	$1,194	3.83%	25,211	$1,088	4.31%
Noninterest-earning assets(5)(6)	4,311			4,119			3,049
Total assets	$37,067			$35,317			$28,260
Interest-bearing liabilities:
Deposits
Savings deposits	$3,813	$4	0.10%	$3,451	$5	0.15%	$2,287	$5	0.20%
Checking accounts	4,524	2	0.04	3,347	2	0.07	1,958	2	0.12
Money market deposits	10,167	21	0.21	9,507	26	0.28	6,504	36	0.56
Certificates of deposit	3,875	26	0.68	4,048	33	0.81	4,057	40	0.98
Total interest-bearing deposits	22,379	53	0.24	20,352	67	0.33	14,806	83	0.56
Borrowings
Short-term borrowings	3,744	15	0.41	3,163	17	0.53	1,638	6	0.40
Long-term borrowings	732	48	6.61	2,299	69	3.02	5,124	94	1.84
Total borrowings	4,476	64	1.42	5,462	86	1.58	6,762	101	1.49
Total interest-bearing liabilities	26,855	$117	0.44%	25,814	$153	0.59%	21,568	$184	0.85%
Noninterest-bearing deposits	4,712			4,041			2,595
Other noninterest-bearing liabilities	534			575			385
Total liabilities	32,101			30,430			24,547
Stockholders’ equity(5)	4,966			4,887			3,713
Total liabilities and stockholders’ equity	$37,067			$35,317			$28,260
Net interest income		$1,111			$1,041			$904
Net interest rate spread			3.31%			3.24%			3.46%
Net earning assets	$5,902			$5,383			$3,643
Net interest rate margin			3.39%			3.34%			3.58%
Ratio of average interest-earning assets to average interest-bearing liabilities	122%			121%			117%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and unearned discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)
Our operating (non-GAAP) results for 2012 excluded $25 million of accelerated CMO adjustments from our net interest income. Had these adjustments been excluded from the table above, our yields for the year ended December 31, 2012 would have been:

Average balance sheet	2012 Rate
Residential mortgage-backed securities	2.79%
Total investment securities	3.11
Total interest-earning assets	3.91
Net interest rate spread	3.32
Net interest rate margin	3.42

(5)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(6)	Average outstanding balances include allowance for loan losses and bank-owned life insurance, earnings from which are reflected in noninterest income.
Rate/Volume Analysis
The following table presents (on a taxable-equivalent basis) the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our net interest income during the years indicated. We have provided information in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate for the years ended December 31:

	2013 vs. 2012			2012 vs. 2011
	Increase/(decrease) due to		Total increase	Increase/(decrease) due to		Total increase
(in millions)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income on:
Real estate	$36	$(40)	$(4)	$49	$(37)	$12
Business	27	(13)	14	49	(10)	39
Total commercial lending	64	(54)	10	100	(49)	51
Residential real estate	(14)	(7)	(21)	19	(16)	3
Home equity	9	(5)	4	22	(3)	19
Indirect auto	27	(1)	25	4	4	8
Credit cards	12	1	12	11	11	22
Other consumer	2	1	2	2	4	5
Total consumer	36	(13)	24	64	(6)	58
Total loans	102	(69)	34	164	(55)	109
Residential mortgage-backed securities	(45)	14	(31)	(31)	(77)	(107)
Commercial mortgage-backed securities	—	(4)	(5)	48	(1)	47
Other investment securities	33	1	35	69	(13)	56
Money market and other investments	(1)	1	—	1	—	1
Total interest-earning assets	89	(56)	33	252	(145)	106
Interest expense of:
Savings deposits	1	(2)	(1)	2	(1)	—
Checking accounts	1	(1)	(1)	1	(1)	—
Money market deposits	2	(7)	(5)	13	(23)	(10)
Certificates of deposit	(1)	(5)	(7)	—	(7)	(7)
Borrowings	(14)	(8)	(22)	(20)	6	(15)
Total interest-bearing liabilities	(13)	(23)	(36)	(5)	(27)	(31)
Net interest income	$102	$(33)	$69	$256	$(119)	$138

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

	Year ended December 31,
(in millions)	2013	2012	2011
Provision for originated loans	$96	$84	$51
Provision for acquired loans	7	7	3
Provision for unfunded commitments	2	1	4
Total	$105	$92	$58
2013 compared to 2012
The provision for credit losses increased to $105 million for 2013, reflecting growth in our commercial lending and indirect auto portfolios, offset by a release of provision in our residential real estate portfolio as balances continued to decline during 2013.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to originated loans amounted to $96 million, or 0.64% of average originated loans, for 2013, compared to $84 million, or 0.73% of average originated loans, for 2012. The provision for 2013 included $52 million to cover net charge offs, and $44 million of reserve build to cover our organic loan growth.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. In 2013, we recorded $7 million of provision related to the charge-off of several commercial loans acquired in the Harleysville acquisition and to adjust our estimate of the lifetime loss expected in the home equity portfolio acquired in the Harleysville acquisition. In 2012, we recorded $7 million of provision related to our acquired loans primarily due to the charge-off of several commercial loans acquired in the Harleysville acquisition.
We also recorded a $2 million provision for unfunded loan commitments in 2013 as a result of the organic growth in our unfunded commitments and the associated liability. Our total unfunded commitments at December 31, 2013 were $9.5 billion. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $13 million and $12 million at December 31, 2013 and December 31, 2012, respectively.
2012 compared to 2011
The provision for credit losses was $92 million in 2012, reflecting growth in our commercial lending portfolios, offset by credit quality improvements in our commercial real estate portfolio and, to a lesser extent, in our home equity portfolio. We also recorded a $1 million provision for unfunded loan commitments in 2012 as a result of the organic growth in our unfunded commitments and the associated liability. Our total unfunded commitments at December 31, 2012 were $8.7 billion. The liability for unfunded commitments amounted to $12 million and $7 million at December 31, 2012 and 2011, respectively. The remaining increase of $4 million was established to recognize probable losses inherent in the commitments assumed in the HSBC Branch Acquisition.

The provision for credit losses related to originated loans amounted to $84 million, or 0.73% of average originated loans, for 2012, compared to $51 million, or 0.58% of average originated loans, for 2011. This provision included approximately $43 million to support sequential originated loan growth and $40 million to cover net charge-offs.
As mentioned above, in 2012, we recorded $7 million of provision related to our acquired loans primarily due to the charge-off of several commercial loans acquired in the Harleysville acquisition. Due to a decrease in expected cash flows in 2011 related to a portfolio of other consumer loans acquired from Harleysville with an outstanding principal balance of approximately $59 million as of December 31, 2011, we recorded a provision for credit losses related to acquired other consumer loans for $2 million in 2011, representing additional expected credit losses over the remaining life of the loans. In addition, we recognized $1 million in provision during 2011 related to commercial business and commercial real estate loans acquired from Harleysville due to a deterioration in credit performance.
NONINTEREST INCOME
The following table presents our noninterest income for the years ended December 31:

				Increase (decrease)
(dollars in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Deposit service charges	$104	$91	$66	$13	$25
Insurance commissions	67	68	65	(1)	3
Merchant and card fees	49	39	29	10	10
Wealth management services	58	41	31	17	11
Mortgage banking:
Servicing income, net	4	1	3	3	2
Net gain on sales of mortgage loans	14	31	12	(17)	19
Total mortgage banking revenue	18	32	15	(14)	17
Capital markets income	22	27	8	(4)	19
Lending and leasing	17	15	11	3	3
Bank owned life insurance	17	14	11	3	3
Gain on securities portfolio repositioning	—	21	—	(21)	21
Other	12	12	8	1	4
Total noninterest income	$366	$360	$245	$6	$114
Noninterest income as a percentage of net revenue	25.1%	26.0%	21.8%
2013 compared to 2012
Noninterest income increased $6 million for 2013 compared to 2012. Noninterest income for 2012 included a $21 million gain on securities portfolio repositioning. Excluding this gain, the increase from 2012 to 2013 was $27 million and resulted primarily from the full year impact of our May 2012 HSBC Branch Acquisition. Deposit service charges also benefited from higher collection rates. The acquisition of the credit card business in our HSBC Branch Acquisition and continued expansion of this business both contributed to the $10 million, or 26%, increase in merchant and card fees. The acquisition of $2.5 billion in assets under management from HSBC and subsequent growth in assets under management contributed to the $17 million, or 41%, increase in revenues from wealth management services. Additionally, as annuity issuers widened spreads on fixed annuities relative to certificates of deposit rates during 2013, fixed annuities became a popular product for our customers. These increases were partially offset by a $14 million, or 42%, decrease in mortgage banking revenues and a $4 million, or 17%, decrease in capital markets revenues.
The decrease in mortgage banking revenues in 2013 from 2012 were due to rising mortgage rates in the second half of 2013, which negatively impacted application volumes and gain on sale margins.  Sold originations to the secondary market were relatively flat from 2012 levels as rising rates (which drove lower originations) was muted as 2013 reflected a full year of HSBC loan production employees and the branch network.  Gain on sale margins were compressed due to increased competition, guaranty fee increases and spread tightening between the primary (rates to borrowers) and secondary (mortgage backed securities) rates.  The gain on sale reductions were slightly offset by higher servicing income driven by higher net service fees on a growing serviced-for-others portfolio.  With increasing rates and lower refinance volumes, our focus going forward will be on the purchase market to enable market share growth.
The decrease in capital markets revenues was primarily due to increased competition and the impact of Dodd-Frank Act's definition of Eligible Market Participants for derivative and swap transactions.
2012 compared to 2011
Noninterest income increased $114 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily attributable to the partial year impact of the HSBC Branch Acquisition, gain on securities portfolio repositioning, and the full year impact of our April 2011 merger with NewAlliance. However, other factors contributed to changes in noninterest income.
Revenues from deposit service charges benefited in 2012 not only from the HSBC Branch Acquisition but also from an increase in checking account openings and our ongoing fee income initiatives. Wealth management services revenues increased from 2011 primarily due to the impact of acquiring wealth management relationships from HSBC. However, the increase is also a reflection of greater cross-selling of securities and insurance products through our branch network and the growth strategy of our Private Client Services group as we opened offices in Buffalo, Rochester and Pittsburgh in 2011 to add to offices we acquired in Philadelphia in 2010 and Connecticut in 2011. In addition, alternative investment products became more marketable in the low rate environment.
Capital markets revenues more than doubled in 2012 from 2011, reflecting growth in derivatives sales to commercial customers whereby we acted as an interest rate swap counterparty. Mortgage banking revenues benefited from higher refinance volumes as well as higher margins on sold loans. We opened our third mortgage processing center in the fourth quarter of 2012.
Excluding the gain on the investment securities portfolio sale and premium acceleration on our CMO portfolio, noninterest income as a percentage of net revenue (the sum of net interest income and noninterest income) increased from 21.8% for the year ended December 31, 2011 to 24.4% for the year ended December 31, 2012, reflecting the benefits of our acquisitions, low mortgage rates, and our capital markets business.

NONINTEREST EXPENSES
The following table presents our noninterest expense for the years ended December 31:

	Year ended December 31,			Increase (decrease)
(dollars in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Salaries and benefits	$461	$427	$342	$33	$86
Occupancy and equipment	111	99	78	11	21
Technology and communications	115	101	62	15	38
Marketing and advertising	20	32	22	(11)	10
Professional services	39	41	36	(2)	4
Amortization of intangibles	40	45	26	(5)	19
FDIC premiums	35	35	29	—	6
Merger and acquisition integration expenses	—	178	98	(178)	79
Restructuring charges	—	6	43	(6)	(36)
Other	110	88	71	22	17
Total noninterest expense	931	1,051	806	(120)	245
Less nonoperating expenses:
Merger and acquisition integration expenses	—	(178)	(98)	(178)	79
Restructuring charges	—	(6)	(43)	(6)	(36)
Total operating noninterest expense(1)	$931	$867	$666	$64	$202
Efficiency ratio(2)	63.8%	76.0%	71.6%
Operating efficiency ratio(1)	63.8%	62.6%	59.1%

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
2013 compared to 2012
Noninterest expense decreased $120 million for the year ended December 31, 2013, compared to the same period in 2012. Excluding merger and acquisition integration expenses and restructuring charges in 2012, noninterest expenses increased $64 million.
Higher noninterest expenses for 2013 were primarily due to the additional expenses resulting from operating the HSBC branches. The increase in salaries and benefits is reflective of an increase in the number of employees as well as higher incentives and variable compensation related to higher fee income.
The increases in occupancy and equipment and technology and communications reflect not only the additional HSBC branches, but targeted investments in an effort to enhance the sophistication and efficiency of our back office processes.
These increases were partially offset by a decrease in marketing and advertising expenses as we did not run a branding campaign in 2013, as well as a decrease in amortization of intangibles. This decrease was due to the decline in amortization of the HSBC related core deposit intangible.
2012 compared to 2011
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
Merger and acquisition integration expenses of $178 million and $6 million for 2012 and 2011, respectively, were attributable to the HSBC Branch Acquisition while $92 million for 2011 were attributable to our merger with NewAlliance.
Consistent with our rapid growth and focus on being more efficient, we restructured certain aspects of our delivery channels and infrastructure. Specifically, we adjusted the branch network in Eastern Pennsylvania by closing 14 branches; consolidated certain back office facilities; and restructured our back office and branch infrastructure and operations, including a branch staffing realignment aimed at enhancing our sales capabilities in small business lending and wealth management. This branch staffing realignment put more small business bankers and financial advisors in our branches and supported our efforts to drive transaction account growth and greater fee income in the future.
INCOME TAXES
Income tax expense for 2013 and 2012 was $128 million and $71 million, respectively, and the effective tax rate was 30.2% and 29.6%, respectively. The increase in the rate is attributable to the increase in pretax income causing favorable permanent differences to have less of an impact on the effective tax rate, partially offset by tax planning benefits.
For 2014, we expect our annual effective tax rate will be approximately 25%.  This lower than normal effective tax rate reflects an anticipated $20 million tax benefit, which will be recognized in its entirety in 2014, and stems from a taxable reorganization of a subsidiary.
Income tax expense for 2012 and 2011 was $71 million and $88 million, respectively, and the effective tax rate was 29.6% and 33.7%, respectively. The effective tax rate for 2012 decreased from 2011 primarily as a result of a decrease in state income tax, an increase in favorable permanent tax adjustments including tax exempt interest in 2012 as well as the reversal of tax reserves.

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

	Three months ended
	December 31,	September 30,	December 31,
(in millions, except per share data)	2013	2013	2012
Operating results (Non-GAAP):
Net interest income	$280	$278	$269
Provision for credit losses	32	28	22
Noninterest income	89	91	92
Noninterest expense	227	231	235
Income tax expense	33	31	28
Net operating income (Non-GAAP)	$78	$79	$75
Operating earnings per diluted share (Non-GAAP)	$0.20	$0.20	$0.19
Reconciliation of net operating income to net income	$78	$79	$75
Nonoperating income and expenses, net of tax at effective tax rate:
Retroactive premium amortization on securities portfolio ($16 pre-tax)	—	—	(12)
Merger and acquisition integration expenses ($4 pre-tax)	—	—	(3)
Total nonoperating expenses, net of tax	—	—	(14)
Net income (GAAP)	$78	$79	$61
Earnings per diluted share (GAAP)	$0.20	$0.20	$0.15
Comparison to Prior Quarter
Net income for the three months ended December 31, 2013 decreased to $78 million, or $0.20 per diluted common share, from $79 million, or $0.20 per diluted common share, for the three months ended September 30, 2013.
Our fourth quarter 2013 net interest income increased 1% from the prior quarter to $280 million and was driven by a 4% annualized increase in average earning assets together with a one basis point improvement in our tax equivalent net interest margin to 3.41%. The growth in average earning assets reflected continued strong loan growth which was moderated by lower investment securities balances. Average investment securities declined $166 million, or 6%, from the prior quarter.
The stable tax equivalent net interest margin in the fourth quarter of 2013 reflected the benefits of reinvestment of cash flows from lower yielding investment securities into higher yielding loans and securities as well as lower premium amortization on our residential mortgage backed securities ("RMBS") portfolio. These benefits were partially offset by continued compression of loan yields from prepayments and reinvestments at current market rates.
In the fourth quarter of 2013, the premium amortization on our RMBS portfolio was $0.3 million, net of a $4 million retrospective adjustment to reflect slower prepayment speeds. The premium amortization on our RMBS portfolio in the third quarter of 2013 was $6 million, net of a $2 million retrospective adjustment for slower prepayment speeds.

Balance sheet growth remained strong in the fourth quarter of 2013, but lower than our historical trend, as average loans increased 9% annualized compared to the prior quarter. Average commercial business and real estate loans increased 7% annualized over the prior quarter driven by strong activity in our Western Pennsylvania and New England markets. The increase in our average commercial business loans was driven by growth across several platforms, including healthcare, equipment financing, and middle market lending. While average commercial real estate loan growth was 6% for the quarter, the competitive environment continues to drive elevated prepayment activity particularly in our investor real estate book. Average consumer loans increased 12% annualized driven by continued growth in indirect auto loan balances, partially offset by a decline in residential mortgage loans. During the fourth quarter of 2013, we originated almost $320 million in new auto loans with FICO scores averaging 754 and yields averaging 3.06%, down five basis points from the prior quarter. Home equity balances increased for the third straight quarter, reflecting the success of targeted promotional campaigns we did throughout the year.
Average transaction deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased an annualized 14% over the prior quarter and currently represent 36% of total deposit balances, up from 32% a year ago. Transactional deposit balance growth was strong across our footprint, reflecting an increase in account balances typical with seasonal patterns.
Average interest-bearing checking and noninterest-bearing checking deposit balances increased 21% and 8% annualized, respectively, compared to the prior quarter, driven by seasonal strength in commercial account balances. Money market and time deposit balances declined 2% and 13% annualized, respectively, driven by our continued pricing actions. The average cost of interest-bearing deposits of 0.23% was unchanged from the prior quarter.
For the fourth quarter of 2013, we generated sequential positive operating leverage driven by a $4 million decline in operating expenses. Fourth quarter revenues of $370 million were consistent with the prior quarter. Net interest income increased 1% compared to the prior quarter. Noninterest income declined $2 million, or 2%, from the prior quarter primarily due to seasonally lower insurance commissions.
The provision for loan losses on originated loans totaled $28 million in the fourth quarter of 2013, well in excess of net charge-offs of $18 million in the quarter. At December 31, 2013, nonperforming originated loans comprised 0.93% of originated loans, or a four basis point increase from the prior quarter. Net charge-offs on our originated portfolio increased by 10 basis points from the third quarter of 2013 in large part due to the $3 million recovery in the prior quarter coupled with the first full quarter impact of the HSBC credit card charge-off, which we previously charged to the credit mark. Nonperforming loans increased modestly as a couple of commercial loans in different industries and different geographies went on nonaccrual and were partially offset by resolution of others. Delinquencies were flat quarter over quarter and credit metrics remained steady.
Fourth quarter 2013 noninterest income of $89 million decreased $2 million, or 2%, compared to the prior quarter driven largely by seasonal decreases in deposit service charges and insurance commissions and partially offset by increases in capital markets income and bank owned life insurance.
Insurance commissions declined 14% from the prior quarter to $15 million reflecting low policy renewal activity that is typical in the fourth quarter. Deposit service charges decreased 5% from the prior quarter and were primarily driven by a seasonal decrease in non-sufficient fund (NSF) incidence rates. Mortgage banking revenues improved modestly from the third quarter reflecting higher servicing income and flat production income as a 28% decline in volumes was offset by moderation in the gain on sale margin, consistent with industry trends. Capital markets revenue increased $1 million from the third quarter due to higher derivative fee income. A $2 million increase in bank owned life insurance from the prior quarter was primarily driven by a benefit received on an insurance claim in the fourth quarter. Other income decreased $2 million from the third quarter driven by lower gains from investment partnerships and tax credit investments.
Fourth quarter noninterest expenses were $227 million, 2% lower than the prior quarter. Operating expenses in the fourth quarter of 2013 were $225 million and excluded approximately $2 million in nonrecurring operational losses in the quarter, including one related to the security breach at Target for which we accrued potential losses and have addressed our customer accounts by reissuing credit and debit cards. Salaries and benefit expenses declined by $1 million from the prior quarter driven primarily by lower overtime and temporary help expenses, including benefits from our mortgage business. FDIC premium expense declined by $2 million from the third quarter due in large part to lower high-risk loan levels and lower insured deposits.
In the fourth quarter of 2013, our efficiency ratio improved to 61.5% from 62.7% in the prior quarter and reflected the positive operating leverage achieved.
Comparison to Prior Year Quarter
GAAP net income for the three months ended December 31, 2013 increased to $78 million, or $0.20 per diluted common share, from $61 million, or $0.15 per diluted common share, for the three months ended December 31, 2012. Our operating (non-GAAP) net income for the three months ended December 31, 2012 was $75 million, or $0.19 per diluted common share, and excludes $16 million of retroactive premium amortization on CMOs and $4 million in merger and acquisition integration expenses.
Our fourth quarter 2013 net interest income increased $28 million, or 11%, from the fourth quarter of 2012 to $280 million. The increase reflects a 19 basis points increase in our tax equivalent net interest margin to 3.41%, $16 million of retroactive premium amortization in 2012, and a 5% annualized increase in average earning assets. The growth in average earning assets reflected continued strong loan growth which was moderated by lower investment securities balances. Average investment securities declined $394 million, or 3% annualized, from the fourth quarter of 2012.
Balance sheet growth was strong in the fourth quarter of 2013 as compared to the fourth quarter of 2012 as average loans increased $1.9 billion, or 10% annualized. Average commercial business and real estate loans increased 11% annualized over the fourth quarter of 2012. Average consumer loans increased $653 million, or 9% annualized, driven by continued growth in indirect auto loan balances, partially offset by a decline in residential mortgage loans. For the quarter ended December 31, 2013, average transactional deposit balances, which include interest-bearing and noninterest bearing checking accounts, increased an annualized 9% over the same quarter in 2012.
Average interest-bearing checking and noninterest-bearing checking deposit balances increased 13% and 5% annualized, respectively, compared to the prior year quarter, driven by strength in commercial account balances. Money market and time deposit balances declined 8% and 13% annualized, respectively, driven by our continued pricing actions. The average cost of interest-bearing deposits declined six basis points for the quarter ended December 31, 2013 as compared to the same period in 2012.

Noninterest income decreased $3 million for the fourth quarter of 2013 from the same period in 2012 primarily driven by declining mortgage banking revenues. For the fourth quarter of 2013, noninterest expenses decreased $12 million from the fourth quarter of 2012. Excluding $4 million of merger and acquisition integration expenses in the fourth quarter of 2012, noninterest expenses decreased $8 million in the fourth quarter of 2013.
The provision for loan losses on originated loans totaled $28 million in the fourth quarter of 2013, compared to $21 million for the fourth quarter of 2012. Net charge-offs of originated loans in 2013 equaled 43 basis points of average originated loans, compared to 24 basis points in 2012.

RISK MANAGEMENT
The risks we are subject to in the normal course of business, include, but are not limited to, credit, regulatory compliance, legal, reputational, liquidity, market, operational and capital adequacy.
As with all companies, we face uncertainty and the management of these risks is an important component of driving shareholder value and financial returns. We do this through robust governance processes and appropriate risk and control framework. Our Board of Directors, through the Risk Committee of the Board, sets the tone by establishing our consolidated risk appetite statement. This risk appetite statement provides guidance to ensure risk-taking is appropriate and strategy and tactics are properly aligned in the pursuit of financial objectives. Risk appetite and risk tolerances throughout the Company are an extension of this consolidated risk appetite statement. This is managed through an Enterprise Risk Management (“ERM”) framework which includes methods and processes to identify, monitor, manage, and report on risk. The ERM division, led by our Chief Risk Officer, is responsible for this framework. Successful management of risk allows us to identify situations that may significantly or materially interfere with the achievement of desired goals, or an event or activity which may cause a significant opportunity to be missed.
We employ a three lines of defense model as our primary means to ensure roles, responsibilities and accountabilities are defined and to allow for quick identification and response to risk events. The lines of business and functional areas represent the first line of defense. These areas own, identify, and manage the risks. The second line (including those risk areas reporting to the Chief Risk Officer), have responsibility for the facilitation and implementation of robust enterprise risk management and compliance processes to effectively monitor and oversee (governance, policy, identification, assessment, analysis, monitoring, reporting) risks being managed by the first line. The third line of defense is Internal Audit which provides independent objective assurance services which audit and report on the design and operating effectiveness of internal controls, risk management framework and governance processes. The results of internal audit reviews are reported to the Audit Committee of the Board of Directors.
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees in the management of risk. The main risk governance committees are the Audit Committee and Risk Committee of the Board and the Enterprise Risk Management Committee of Management ("ERMC"). The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-Committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Credit Risk Committee, Credit Policy Committee, Consumer Finance Risk Committee, Asset/Liability Committee, Management Compliance Committee, and the Information Security & Privacy Committee. These sub-committees are supported by various working groups.
Credit Risk
As a bank, we make loans and loan commitments, and purchase securities whose realization is dependent on future principal and interest repayments. Credit risk is the risk associated with the potential inability of a borrower to repay their debt according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.

Loans
Loan Portfolio Composition
The table below reflects the composition of our loan and lease portfolios at December 31:

	2013		2012		2011		2010		2009
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,914	32.2%	$6,466	32.8%	$5,879	35.7%	$3,964	37.8%	$2,711	37.1%
Construction	864	4.0	627	3.2	366	2.2	407	3.9	348	4.8
Business	5,290	24.7	4,953	25.1	3,772	22.9	2,623	25.0	1,695	23.2
Total commercial	13,068	61.0	12,047	61.1	10,016	60.8	6,994	66.7	4,755	65.1
Consumer:
Residential real estate	3,448	16.1	3,762	19.1	4,012	24.4	1,692	16.1	1,648	22.6
Home equity	2,752	12.8	2,652	13.5	2,166	13.1	1,525	14.6	701	9.6
Indirect auto	1,544	7.2	601	3.0	—	—	—	—	—	—
Credit cards	325	1.5	315	1.6	—	—	—	—	—	—
Other consumer	302	1.4	334	1.7	278	1.7	273	2.6	194	2.7
Total consumer	8,371	39.0	7,663	38.9	6,456	39.2	3,490	33.3	2,543	34.9
Total loans and leases	21,440	100.0%	19,710	100.0%	16,473	100.0%	10,483	100.0%	7,297	100.0%
Allowance for loan losses	(209)		(163)		(120)		(95)		(88)
Total loans and leases, net	$21,230		$19,547		$16,352		$10,388		$7,209
Our total loans and leases outstanding increased $1.7 billion from December 31, 2012 to December 31, 2013. Our period over period results display the strong organic growth across our footprint in our commercial lending activities and indirect auto portfolio.
Our commercial loan portfolio increased $1.0 billion, or 8%, resulting from our continued strategic focus on the portfolio. Commercial loans as a percentage of our total loans of approximately 60% remained in line with the loan type composition at December 31, 2012.
Our residential real estate portfolio decreased $314 million as ongoing consumer preference is for long-term fixed rate products, which we generally sell and do not hold in our portfolio. Our home equity portfolio increased as more consumers were using home equity products to access equity in their residence. Indirect auto increased significantly during 2013 as we continue to build out this portfolio. Since our entry into indirect auto lending in early 2012, we have generated $1.9 billion ($1.3 billion in 2013) in new business volumes at attractive risk-adjusted returns.
Included in the table above are acquired loans with a carrying value of $4.5 billion, $6.3 billion and $6.6 billion at December 31, 2013, 2012 and 2011 respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses.

Our loan portfolio has grown significantly over the past four years, both through origination activity and through acquisitions, across all loan categories. Acquired loans provided the bulk of the increase in real estate loans during the past few years as we expanded into Eastern Pennsylvania and New England through two different acquisitions in 2010 and 2011, and filled in our footprint in New York with acquisition of the HSBC branches in 2012. After reaching 75% at December 31, 2011, our concentration in real estate loans has decreased to 65% as of December 31, 2013.

Growing significantly over the past four years through acquisitions has enabled us to diversify our real estate loan portfolio from a geographical perspective. Our concentration of real estate loans in New York steadily declined between the end of 2009 and 2011, from 94% at December 31, 2009 to 69% and 42% at December 31, 2010 and

2011, respectively. Our acquisition of the HSBC branches in 2012 increased our New York real estate loans moderately, to 46% of total real estate loans at December 31, 2012 and remained consistent throughout 2013.

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
The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
December 31, 2013:
Commercial:
Real estate	$3,750	$890	$1,449	$1,688	$1	$7,778
Business	2,268	875	827	735	585	5,290
Total commercial	6,018	1,765	2,276	2,423	586	13,068
Consumer:
Residential real estate	1,228	85	268	1,866	—	3,448
Home equity	1,394	241	574	543	—	2,752
Indirect auto	538	12	13	290	691	1,544
Credit cards	274	31	12	9	—	325
Other consumer	206	53	36	7	—	302
Total consumer	3,640	421	904	2,715	691	8,371
Total loans and leases	$9,658	$2,186	$3,180	$5,139	$1,277	$21,440
December 31, 2012
Commercial:
Real estate	$3,536	$671	$1,336	$1,550	$—	$7,093
Business	2,390	753	619	635	556	4,953
Total commercial	5,927	1,424	1,955	2,186	556	12,047
Consumer:
Residential real estate	1,321	71	271	2,099	—	3,762
Home equity	1,316	203	581	552	—	2,652
Indirect auto	169	2	—	118	313	601
Credit cards	267	30	11	6	—	315
Other consumer	270	24	33	6	—	334
Total consumer	3,343	330	897	2,780	313	7,663
Total loans and leases	$9,270	$1,754	$2,852	$4,966	$868	$19,710

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. Our enhanced specialty offerings in equipment financing, healthcare, and syndications provide additional opportunities to enhance our relationship with our commercial customers. Overall, our commercial pipelines at the end of 2013 continue to be robust, particularly in our newer markets.

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $341 million and $321 million, or 24% and 16% annualized, respectively, from the end of 2012. Over the same period, our Connecticut and Western Massachusetts market also contributed to the growth, with an 11% annualized increase.
The table below presents a breakout of the unpaid principal balance of individual loans for our commercial real estate and commercial business loan portfolios by loan size at December 31 (amounts in millions):

	2013		2012
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size(1)
Greater than or equal to $20 million	$557	22	$384	15
$10 million to $20 million	1,358	99	1,178	85
$5 million to $10 million	1,429	203	1,189	170
$1 million to $5 million	2,700	1,247	2,592	1,194
Less than $1 million(2)	1,734	6,948	1,750	7,423
Total commercial real estate loans	$7,778	8,519	$7,093	8,887
Commercial business loans by size(1)
Greater than or equal to $20 million	$258	11	$259	10
$10 million to $20 million	920	67	830	65
$5 million to $10 million	1,054	147	1,013	145
$1 million to $5 million	1,599	706	1,450	647
Less than $1 million(2)	1,459	27,691	1,401	23,840
Total commercial business loans	$5,290	28,622	$4,953	24,707

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Includes net deferred fees and costs and other adjustments.

At December 31, 2013 and 2012, 67% and 70% of our commercial real estate loans are non-owner occupied, respectively. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at December 31:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
2013
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$306	$82	$48	$151	$160	$747
Multifamily and apartments	1,063	65	174	172	130	1,603
Office and professional space	527	70	73	318	97	1,086
Retail	371	50	107	231	114	873
Warehouse and industrial	125	27	62	97	27	338
Other	265	15	109	84	71	545
Total non-owner occupied commercial real estate loans	2,658	309	573	1,053	600	5,192
Owner occupied commercial real estate loans	1,045	371	536	390	244	2,586
Total commercial real estate loans	$3,703	$680	$1,108	$1,443	$843	$7,778
2012
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$370	$52	$104	$110	$95	$732
Multifamily and apartments	950	56	151	219	87	1,462
Office and professional space	517	72	91	314	106	1,100
Retail	365	42	135	222	95	858
Warehouse and industrial	129	24	55	90	18	316
Other	263	22	130	73	23	511
Total non-owner occupied commercial real estate loans	2,594	268	665	1,028	423	4,979
Owner occupied commercial real estate loans	922	265	468	319	140	2,114
Total commercial real estate loans	$3,516	$533	$1,133	$1,348	$564	$7,093

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at December 31:

(in millions)	2013	2012
Manufacturing	$1,389	$1,326
Health Care and Social Assistance	1,120	770
Real Estate and Rental and Leasing	911	759
Wholesale Trade	639	579
Retail Trade	511	481
Construction	427	409
Public Administration	350	50
Other Services (except Public Administration)	324	350
Finance and Insurance	312	259
Professional, Scientific, and Technical Services	302	286
Educational Services	288	120
Transportation and Warehousing	240	152
Administrative and Support and Waste Management and Remediation Services	203	140
Other	859	1,387
Total	$7,876	$7,067
Home Equity Portfolio
Our home equity portfolio (loans and lines of credit) consists of both first-lien and junior-lien mortgage loans with underwriting criteria based on minimum credit scores, debt to income ratios, and LTV ratios. We offer closed-end home equity loans which are generally fixed-rate with principal and interest payments, and variable-rate home equity lines of credit. Within the home equity line of credit portfolio, the standard product has a 10 year draw period with a 20 year fully amortizing term upon utilization of the line. Interest-only draw periods are limited to 5 years, and are available at the request of the mortgagor. Applications are underwritten centrally in conjunction with an automated underwriting system. The table below summarizes the principal balances of our home equity lines of credit by portfolio at December 31, 2013:

(in millions)	Interest only	In repayment	Total
Originated	$308	$1,113	$1,421
Acquired	151	880	1,031
Total	$459	$1,993	$2,452

The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in “maturity” risk. We have taken steps to mitigate such risk by (1) stressing each applicant based on principal and interest during underwriting and (2) placing draw restrictions on HELOCs in past due status.
The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at December 31, 2013:

(in millions)	2014 - 2015	2016 - 2017	Thereafter	Total
In draw - interest only	$75	$198	$186	$459
In draw - principal and interest	74	183	1,560	1,817
Total	$149	$381	$1,746	$2,276

Delinquency statistics for the HELOC portfolio at December 31, 2013 are as follows:

		Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,276	$30	1.3%
Amortizing payment	176	7	3.8
Allowance for Loan Losses and Nonperforming Assets
A detailed description of our methodology for calculating our allowance for loan losses is included in “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In the normal course of our loan monitoring process, we review all pass graded individual commercial and commercial real estate loans and/or total loan concentration to one borrower no less frequently than annually for those greater than $3 million, every 18 months for those greater than $1 million but less than $3 million and every 36 months for those greater than $500 thousand but less than $1 million.
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
Quarterly Criticized Asset Quality Reports ("QCARs") are prepared every quarter for all special mention exposures greater than $300 thousand and substandard or doubtful exposures greater than $200 thousand. The purpose of the QCAR is to document as applicable, current payment status, payment history, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow, historical data and projections, rent roll data, account history, strategies, and action plans.
QCARs for substandard loans are reviewed on a quarterly basis by either management's Criticized and Classified Loan Review Committee (for such loans greater than $2 million) or by a Senior Credit Manager or designee (for such loans between $200 thousand and $2 million). QCARs for all special mention loans greater than $300 thousand are reviewed on a quarterly basis by either management's Criticized and Classified Loan Review Committee (for such loans greater than $2 million) or by a Senior Credit Manager or designee (for such loans between $300 thousand and $2 million). Special mention and substandard loans below $300 thousand and $200 thousand, respectively, are reviewed by a loan officer on a quarterly basis ensuring that loan grade and accrual status are appropriate.
Updated valuations are obtained periodically in accordance with Interagency Appraisal and Evaluation Guidelines and internal policy. Appraisals or evaluations for assets securing substandard rated loans are completed within 90 days of the downgrade. On an ongoing basis, real estate collateral supporting substandard loans with an outstanding balance greater than $500 thousand is required to have an appraisal or evaluation performed at least every 18 months for general commercial properties and at least every 12 months for land and acquisition and development loans. Real estate collateral supporting substandard loans with an outstanding balance equal to or less than $500 thousand is required to have an appraisal or evaluation performed at least every 24 months for general commercial properties and at least every 18 months for land and acquisition and development loans. However, an appraisal or evaluation may be obtained more frequently than 18 to 24 months when volatile or unusual market conditions exist that could affect the ultimate realization of the value of the real estate collateral. Non-real estate collateral is reappraised on an as-needed basis, as determined by the loan officer, our Criticized and Classified Loan Review Committee, or by credit risk management based upon the facts and circumstances of the individual relationship.
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
In addition to the credit monitoring procedures described above, our loan review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of loan grading, classification, and compliance with lending policies.

The following table details our allocation of our allowance for loan losses by loan category at December 31:

	2013		2012		2011		2010		2009
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$48	36.2%	$38	36.0%	$50	37.9%	$47	41.7%	$44	41.9%
Business	119	24.7	99	25.1	57	22.9	42	25.0	38	23.2
Total commercial	167	61.0	137	61.1	107	60.8	89	66.7	83	65.1
Consumer:
Residential real estate	3	16.1	5	19.1	4	24.4	2	16.1	2	22.6
Home equity	10	12.8	5	13.5	4	13.1	2	14.6	1	9.6
Indirect auto	10	7.2	3	3.0	—	—	—	—	—	—
Credit cards	13	1.5	7	1.6	—	—	—	—	—	—
Other consumer	6	1.4	6	1.7	4	1.7	3	2.6	2	2.7
Total consumer	42	39.0	26	38.9	13	39.2	6	33.3	5	34.9
Total	$209	100.0%	$163	100.0%	$120	100.0%	$95	100.0%	$88	100.0%
Allowance for loan losses to total loans	0.98%		0.82%		0.73%		0.91%		1.20%
Provision to average total loans	0.50%		0.50%		0.37%		0.52%		0.65%
Allowance for loan losses to originated loans	1.21%		1.20%		1.20%		1.22%		1.33%
Provision to average originated loans	0.64%		0.73%		0.58%		0.68%		0.67%
The following table presents the activity in our allowance for originated loan losses of the associated loans by portfolio segment for the years ended December 31:

	Commercial		Consumer
(in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
2013
Allowance for loan losses:
Balance at beginning of year	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	17	48	(1)	6	9	11	8	96
Charge-offs	(10)	(31)	(2)	(3)	(3)	(6)	(8)	(63)
Recoveries	4	3	1	—	1	1	2	11
Balance at end of year	$48	$119	$2	$7	$10	$13	$6	$205
2012
Allowance for loan losses:
Balance at beginning of year	$50	$57	$4	$4	$—	$—	$2	$118
Provision for loan losses	(7)	67	3	4	4	8	5	84
Charge-offs	(7)	(27)	(3)	(4)	(1)	(1)	(4)	(46)
Recoveries	1	2	—	—	—	—	1	6
Allowance related to loans sold	—	—	—	—	—	—	—	(1)
Balance at end of year	$38	$99	$5	$5	$3	$7	$5	$161
2011
Allowance for loan losses:
Balance at beginning of year	$47	$42	$2	$2	$—	$—	$3	$95
Provision for loan losses	12	30	3	5	—	—	1	51
Charge-offs	(12)	(17)	(2)	(2)	—	—	(3)	(36)
Recoveries	3	3	1	—	—	—	1	8
Balance at end of year	$50	$57	$4	$4	$—	$—	$2	$118

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the years ended December 31:

	Commercial		Consumer(1)
(in millions)	Real estate	Business	Residential	Home equity	Other consumer	Total
2013
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$1	$2
Provision for loan losses	4	—	1	3	(1)	7
Charge-offs	(4)	—	—	—	(1)	(5)
Recoveries	—	—	—	—	—	—
Balance at end of year	$—	$—	$1	$3	$—	$4
2012
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$2	$2
Provision for loan losses	6	—	—	—	1	7
Charge-offs	(7)	—	—	—	(2)	(9)
Recoveries	1	—	—	—	—	1
Balance at end of year	$—	$—	$—	$—	$1	$2
2011
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$—
Provision for loan losses	1	—	—	—	2	3
Charge-offs	(1)	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—
Balance at end of year	$—	$—	$—	$—	$2	$2

(1)	Credit card losses were recorded against the credit mark and therefore excluded from table.
As of December 31, 2013 and 2012, we had a liability for unfunded commitments of $13 million and $12 million, respectively. For the year ended December 31, 2013 and 2012, we recognized a provision for credit loss related to our unfunded commitments of $2 million and $1 million, respectively. We acquired an additional $3.0 billion in unfunded loan commitments as part of our HSBC Branch Acquisition, and consequently increased our liability by $4 million to recognize probable losses inherent in the commitments assumed in the HSBC Branch Acquisition. Our total unfunded commitments were $9.5 billion and $8.7 billion as of December 31, 2013 and 2012, respectively.
Our net charge-offs of $57 million in 2013 were $9 million higher than our net charge-offs of $48 million in 2012. The period over period increase was driven primarily by the continued seasoning of the indirect auto and credit card portfolios, being partially offset by $5 million of charge-offs on three commercial loans acquired in the Harleysville acquisition in the prior year. Total net charge-offs for 2013 represented 0.28% of average total loans compared with 0.26% of average total loans for 2012. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.34% for 2013 compared to 0.35% for 2012.

The following table details our net charge-offs by loan category for the years ended December 31:

	2013		2012		2011		2010		2009
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Commercial:
Real estate	$10	0.13%	$12	0.18%	$10	0.18%	$21	0.53%	$10	0.35%
Business	28	0.55	25	0.56	15	0.46	17	0.81	21	1.61
Total commercial	38	0.30	37	0.33	25	0.28	38	0.63	31	0.76
Consumer:
Residential real estate	1	0.03	2	0.06	1	0.03	1	0.04	—	0.01
Home equity	3	0.13	4	0.15	2	0.11	2	0.12	1	0.13
Indirect auto	3	0.25	—	0.10	—	—	—	—	—	—
Credit cards	5	1.56	1	0.47	—	—	—	—	—	—
Other consumer	7	2.20	4	1.40	2	0.64	1	0.55	2	1.04
Total consumer	19	0.24	11	0.16	5	0.08	4	0.04	3	0.04
Total	$57	0.28%	$48	0.26%	$30	0.20%	$42	0.44%	$33	0.50%
Net charge-offs of originated loans to average originated loans		0.34%		0.35%		0.32%		0.58%		0.51%
Our nonaccruing loans increased slightly to $188 million at December 31, 2013 compared to $173 million at December 31, 2012. The increase of $15 million from December 31, 2012 to December 31, 2013 is due to the addition of two large credits, in different industries and different geographies being added as nonaccrual at December 31, 2013. Current year activity consists of new nonaccruing loans of $153 million, being partially offset by charge-offs of $49 million, paydowns of $58 million, and loans returning to accruing status of $31 million.
The increase from $90 million to $173 million at December 31, 2012 from December 31, 2011 was the result of several factors. Interagency guidance issued by the OCC related to junior lien home equity loans and further OCC guidance related to loans discharged in a Chapter 7 bankruptcy added $8 million and $11 million, respectively, of additional nonaccrual loans during 2012. Acquired lines of credit added $22 million to our nonaccrual loan totals. These acquired lines of credit, which are outside the scope of ASC 310-30, were initially recorded at fair value on the date of acquisition and follow our normal nonaccrual loan policy. The remaining credit discount, recorded at acquisition, remains adequate to cover losses on these balances. Of the remaining $40 million increase in nonaccrual loans, $34 million were commercial loans.

Nonperforming assets to total assets were 0.56% for 2013, up six basis points from the prior year. In addition to the increase in nonaccrual loans previously discussed, nonperforming assets increased due to the transfer of three acquired loans that were previously designated as loans 90 days past due but accruing to other real estate owned. The composition of our nonaccruing loans and total nonperforming assets consisted of the following at December 31:

(dollars in millions)	2013(1)	2012(2)	2011	2010	2009
Nonaccruing loans:
Commercial:
Real estate	$54	$52	$43	$44	$38
Business	51	56	20	26	18
Total commercial	105	108	63	70	55
Consumer:
Residential real estate	31	27	19	14	9
Home equity	39	33	7	5	2
Indirect auto	6	1	—	—	—
Other consumer	6	3	1	—	2
Total consumer	82	65	27	19	13
Total nonaccruing loans	188	173	90	89	69
Real estate owned	25	10	4	9	7
Total nonperforming assets (3)	$212	$183	$94	$98	$76
Loans 90 days past due and still accruing interest (4)	$113	$172	$143	$58	$—
Total nonperforming assets as a percentage of total assets	0.56%	0.50%	0.29%	0.46%	0.52%
Total nonaccruing loans as a percentage of total loans	0.87%	0.88%	0.55%	0.85%	0.94%
Total nonaccruing loans as a percentage of total originated loans	0.93%	1.07%	0.91%	1.14%	1.03%
Allowance for loan losses to nonaccruing loans	111.6%	94.1%	133.7%	106.8%	128.8%

(1)	Includes $30 million of nonperforming acquired lines of credit, primarily in home equity. The remaining credit discount, recorded at acquisition, is adequate to cover losses on these balances.

(2)	Includes $29 million of nonperforming acquired lines of credit, primarily in home equity. The remaining credit discount, recorded at acquisition, is adequate to cover losses on these balances.

(3)
Nonperforming assets do not include $52 million, $46 million, $44 million, $22 million, and $12 million of performing renegotiated loans that are accruing interest at December 31, 2013, 2012, 2011, 2010, and 2009 respectively.

(4)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies of $51 million at December 31, 2013 in our originated loan portfolio increased from $39 million at December 31, 2012 for loans that are 30 to 89 days past due. Our acquired loans that were 30 to 89 days past due decreased $37 million from $95 million as of December 31, 2012 to $58 million as of December 31, 2013, reflective of the overall decrease in the acquired loan portfolio since the HSBC Branch Acquisition.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments as of December 31:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	2013	2012	2013	2012	2013	2012	2013	2012
Originated loans
Commercial:
Real estate	0.1%	0.1%	—%	0.1%	0.4%	0.8%	0.5%	0.9%
Business	0.1	0.1	0.1	0.1	0.4	0.4	0.6	0.7
Total commercial	0.1	0.1	—	0.1	0.4	0.6	0.5	0.8
Consumer:
Residential real estate	0.3	0.4	0.1	0.1	1.1	1.1	1.6	1.7
Home equity	0.2	0.2	0.1	0.1	0.8	0.7	1.1	1.0
Indirect auto	0.8	0.7	0.2	0.1	0.2	0.1	1.2	0.8
Credit cards	0.6	0.1	0.4	0.1	0.9	0.2	1.8	0.4
Other consumer	1.1	0.8	0.4	0.3	0.9	0.5	2.4	1.7
Total consumer	0.5	0.4	0.2	0.1	0.8	0.7	1.4	1.3
Total	0.2%	0.2%	0.1%	0.1%	0.5%	0.7%	0.8%	1.0%
Acquired loans
Commercial:
Real estate	0.5%	0.5%	0.5%	0.9%	2.6%	3.9%	3.7%	5.3%
Business	0.4	0.8	0.1	0.3	2.0	1.9	2.6	3.1
Total commercial	0.5	0.6	0.4	0.7	2.5	3.4	3.4	4.8
Consumer:
Residential real estate	1.2	1.2	0.7	0.6	4.1	3.4	6.1	5.2
Home equity	0.6	0.7	0.3	0.4	1.8	1.5	2.7	2.7
Credit cards	—	2.7	—	1.6	—	3.8	—	8.0
Other consumer	—	1.5	—	1.2	—	1.8	—	4.5
Total consumer	1.0	1.1	0.5	0.6	3.1	2.6	4.7	4.3
Total	0.8%	0.9%	0.5%	0.6%	2.9%	3.0%	4.2%	4.5%
Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at December 31:

	Percent of Total
	2013	2012
Originated loans:
Pass	94.6%	94.5%
Criticized:(1)
Accrual	4.6	4.5
Nonaccrual	0.8	1.0
Total criticized	5.4	5.5
Total	100.0%	100.0%
Acquired loans:
Pass	88.2%	87.4%
Criticized:(1)
Accrual	11.3	12.2
Nonaccrual	0.5	0.4
Total criticized	11.8	12.6
Total	100.0%	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review.”

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

	Percent of Total
	2013	2012
Originated loans by refreshed FICO score:
Over 700	76.0%	73.7%
660-700	12.2	13.6
620-660	5.8	6.2
580-620	2.5	2.8
Less than 580	2.4	3.2
No score(1)	1.1	0.5
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	72.7%	68.3%
660-700	8.1	9.6
620-660	4.4	5.7
580-620	3.6	3.8
Less than 580	4.3	5.3
No score(1)	6.9	7.3
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
We maintain an allowance for loan losses for our originated portfolio segment, which is concentrated in the New York region and includes to a lesser degree, loan balances from organic growth in our acquired markets of Eastern Pennsylvania, Western Pennsylvania, Connecticut and Western Massachusetts. Despite the challenging market conditions, our asset quality continues to perform well when compared to peer averages.
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $125 million and $176 million as of December 31, 2013 and 2012, respectively.

The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related year:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
December 31, 2013
Provision for credit losses	$—	$—	$7	$—	$7
Net charge-offs	—	—	5	—	5
Net charge-offs to average loans	0.01%	—%	0.40%	—%	0.09%
Nonperforming loans	$6	$7	$14	$3	$30
Total loans(1)	872	2,585	957	228	4,643
Allowance for acquired loan losses	—	—	4	—	4
Credit related discount (2)	23	69	24	9	125
Credit related discount as percentage of loans	2.59%	2.68%	2.50%	4.14%	2.70%
Criticized loans(3)	$32	$147	$95	$33	$308
Classified loans(4)	26	83	82	22	211
Greater than 90 days past due and accruing(5)	10	55	36	9	110
December 31, 2012
Provision for credit losses	$—	$—	$7	$1	$7
Net charge-offs	—	—	7	1	8
Net charge-offs to average loans	—%	—%	0.48%	0.13%	0.12%
Nonperforming loans	$5	$9	$13	$2	$30
Total loans (1)	1,315	3,474	1,379	346	6,514
Allowance for acquired loan losses	—	—	1	—	2
Credit related discount (2)	41	84	38	13	176
Credit related discount as percentage of loans	3.12%	2.42%	2.77%	3.69%	2.70%
Criticized loans (3)	$40	$186	$174	$42	$442
Classified loans (4)	30	135	145	23	332
Greater than 90 days past due and accruing (5)	10	71	83	3	167

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

(3)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

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

The following table provides information about our originated loan portfolio as of the dates indicated or for the year ended:

(dollars in millions)	December 31, 2013	December 31, 2012
Provision for loan losses	$96	$84
Net charge-offs	52	40
Net charge-offs to average loans	0.34%	0.35%
Nonperforming loans	$157	$143
Nonperforming loans to total loans	0.93%	1.07%
Total loans	$16,922	$13,372
Allowance for loan losses	205	161
Allowance for loan losses to total loans	1.21%	1.20%
Classified loans(1)	$452	$376
Greater than 90 days past due and accruing (2)	3	5

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

Our total allowance for loan losses related to both our originated and acquired loans increased $47 million from December 31, 2012 to $209 million at December 31, 2013 as our total provision for loan losses of $103 million exceeded our total net charge-offs of $57 million. The ratio of our total allowance for loan losses to total loans increased to 0.98% at December 31, 2013 compared to 0.82% as of December 31, 2012. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.21% at December 31, 2013 and remained consistent with the measure at December 31, 2012.
Of the $2.8 billion and $2.7 billion home equity portfolio at December 31, 2013 and December 31, 2012, respectively, $1 billion and $0.9 billion were in a first lien position at each respective period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of December 31, 2013 and December 31, 2012. The Interagency Supervisory Guidance issued during the first quarter of 2012 related to junior lien home equity loans resulted in $11 million of additional nonaccrual loans at December 31, 2013, but did not have a significant impact on our allowance for loan losses.
As part of our credit risk management, we enter into modification agreements with troubled borrowers where we believe it will mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $108 million at December 31, 2013 from $89 million at December 31, 2012. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, or a rate reduction. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $52 million and $46 million at December 31, 2013 and December 31, 2012, respectively.
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
Our liability for estimated repurchase obligations on our serviced loan portfolio was $9 million at both December 31, 2013 and 2012, and is included in other liabilities in our Consolidated Statements of Condition.
The delinquencies in our serviced loan portfolio were as follows at December 31:

	2013	2012	2011
30 to 59 days past due	0.30%	0.38%	0.42%
60 to 89 days past due	0.11	0.16	0.17
Greater than 90 days past due	0.72	0.77	0.81
Total past due loans	1.13%	1.31%	1.40%

Investment Securities
The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of December 31:

	2013		2012		2011
(dollars in millions)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$516	$529	$587	$608	$682	$703
U.S. Treasury	20	20	20	21	20	21
U.S. government agencies	4	4	5	5	5	5
U.S. government sponsored enterprises	302	308	390	404	377	390
Corporate	859	868	812	837	349	336
Trust preferred securities	4	4	16	14	30	25
Total debt securities	1,705	1,734	1,830	1,889	1,464	1,480
Other	33	33	31	31	31	31
Total debt and other securities	$1,738	$1,766	$1,861	$1,920	$1,494	$1,512
Average remaining life of debt securities(1)	4.0 years		4.2 years		4.2 years
Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	$41	$40	$68	$70	$88	$92
FNMA	134	139	394	414	741	764
FHLMC	154	159	343	355	645	659
Collateralized mortgage obligations:
GNMA	—	—	1,060	1,091	2,329	2,392
FNMA	797	761	1,460	1,474	937	949
FHLMC	396	379	1,036	1,047	1,091	1,105
Non-agency issued	12	13	60	61	93	94
Total collateralized mortgage obligations	1,205	1,152	3,617	3,674	4,450	4,541
Total residential mortgage-backed securities	1,534	1,490	4,422	4,513	5,925	6,056
Commercial mortgage-backed securities	1,759	1,831	1,930	2,060	1,504	1,529
Total mortgage-backed securities	$3,294	$3,321	$6,351	$6,573	$7,429	$7,585
Average remaining life of mortgage-backed securities(1)	4.6 years		2.8 years		4.7 years
Collateralized loan obligations:	$1,392	$1,431	$1,510	$1,545	$158	$158
Average remaining life of collateralized loan obligations(1)	3.8 years		4.6 years		3.0 years
Asset-backed securities collateralized by:
Student loans	$306	$312	$378	$390	$43	$41
Credit cards	73	73	74	75	33	33
Auto loans	331	335	367	372	20	20
Other	186	186	118	119	—	—
Total asset-backed securities	$896	$905	$936	$956	$96	$94
Average remaining life of asset-backed securities(1)	2.7 years		3.7 years		4.9 years
Total securities available for sale	$7,319	$7,423	$10,658	$10,994	$9,178	$9,348
Average remaining life of investment securities available for sale(1)	4.0 years		3.4 years		4.5 years

	2013		2012		2011
(dollars in millions)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$5	$—	$—	$—	$—
Residential mortgage-backed securities:
GNMA	17	17	6	6	6	7
FNMA	146	143	5	5	15	15
FHLMC	81	81	7	7	12	12
Collateralized mortgage obligations:
GNMA	1,713	1,727	1,006	1,055	1,883	1,931
FNMA	1,074	1,027	18	19	196	201
FHLMC	1,007	989	257	281	557	586
Total collateralized mortgage obligations	3,793	3,742	1,282	1,355	2,636	2,718
Total residential mortgage-backed securities	4,037	3,983	1,300	1,374	2,670	2,753
Total securities held to maturity	$4,042	$3,988	$1,300	$1,374	$2,670	$2,753
Average remaining life of investment securities held to maturity(1)	5.0 years		2.5 years		5.7 years

(1)	Average remaining life is computed utilizing estimated maturities and prepayment assumptions.
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
The net unamortized premiums on our CMO portfolio decreased to $58 million, or 1.2% of the portfolio, at December 31, 2013, from $74 million, or 1.6% of the portfolio, at December 31, 2012. The net unamortized premiums on our other residential mortgage-backed securities decreased to $13 million, or 2.3% of the portfolio, at December 31, 2013, from $22 million, or 2.7% of the portfolio, at December 31, 2012.
Mortgage rates have rebounded since the lows seen in the fourth quarter of 2012 and actual cash flows on our CMO portfolio were lower than expected. Additionally, we believe that future prepayment speeds will be slower than previously estimated. As a result, we recorded a $5 million, or two basis points, retroactive adjustment to our residential mortgage-backed securities portfolio related to changes in prepayment speed estimates during 2013.
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

Our holdings in residential mortgage-backed securities were 48% of our total investment securities portfolio at December 31, 2013 and 2012. At each December 31, 2013 and 2012, 99% of our residential mortgage-backed securities in our available for sale portfolio were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”), respectively. GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
Our investment in FHLB stock consisted of $231 million and $102 million of FHLB of New York common stock and FHLB of Boston common stock, respectively, at December 31, 2013 and of $140 million, $24 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at December 31, 2012. Our investment in FRB stock amounted to $136 million at December 31, 2013 and 2012.
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
December 31, 2013
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,985	$4,882	$4,882	$—	$—	$—	$—
Residential mortgage-backed securities	574	578	578	—	—	—	—
Debt securities	332	338	326	11	—	—	—
Total	5,891	5,798	5,786	11	—	—	—
Commercial mortgage-backed securities	1,759	1,831	1,027	549	255	—	—
Collateralized loan obligations	1,392	1,431	1,024	376	31	—	—
Asset-backed securities	896	905	689	216	—	—	—
Corporate debt and trust preferred	863	872	—	147	185	535	4
States and political subdivisions	516	529	303	202	16	—	9
Other	45	45	1	15	5	—	25
Total investment securities	$11,362	$11,411	$8,831	$1,515	$492	$535	$38
December 31, 2012
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,839	$4,968	$4,965	$—	$—	$—	$3
Residential mortgage-backed securities	823	858	858	—	—	—	—
Debt securities	415	429	424	—	—	—	5
Total	6,077	6,255	6,247	—	—	—	8
Commercial mortgage-backed securities	1,930	2,060	1,214	583	264	—	—
Collateralized loan obligations	1,510	1,545	1,143	352	40	—	10
Asset-backed securities	936	956	633	323	—	—	—
Corporate debt and trust preferred	827	851	—	229	155	459	8
States and political subdivisions	587	608	460	123	17	—	8
Other	90	93	6	19	14	14	40
Total investment securities	$11,958	$12,368	$9,703	$1,628	$490	$474	$73
The weighted average credit rating of our portfolio was AA at December 31, 2013 and 2012. As of December 31, 2013, we have no direct exposure to the debt of European countries.

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
Our CMBS portfolio had an amortized cost of $1.8 billion at December 31, 2013. Gross unrealized losses on our CMBS portfolio amounted to $2 million and $1 million at December 31, 2013 and 2012, respectively. The structure of our CMBS and the underlying mortgage prepayment penalties limit unscheduled principal prepayments.
Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 86% of this portfolio was rated A or higher at December 31, 2013. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.
The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	December 31, 2013		December 31, 2012
Credit enhancement	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$1,299	74%	$1,444	75%
25 - 30%	268	15	285	15
20 - 25%	177	10	159	8
18 - 20%	16	1	41	2
Total	$1,759	100%	$1,930	100%
Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.4 billion at December 31, 2013. Gross unrealized losses on our CLO portfolio amounted to $2 million and $0.9 million at December 31, 2013 and 2012, respectively. Our CLO portfolio is predominantly variable rate and returns an approximately 3.2% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Over half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 98% of our CLO portfolio was rated A or higher at December 31, 2013 and significant credit enhancements for our securities provide us protection from default.

The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated:

	December 31, 2013		December 31, 2012
Credit Enhancement	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$87	6%	$73	5%
35 - 40%	221	16	225	15
30 - 35%	222	16	233	15
25 - 30%	346	25	364	24
20 - 25%	136	10	238	16
15 - 20%	341	24	312	21
10 - 15%	39	3	66	4
0 - 10%	—	—	—	—
Total	$1,392	100%	$1,510	100%
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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $4.2 billion outstanding at December 31, 2013.

While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. We are rated by Moody’s, Standard and Poor’s (“S&P”), and Fitch Investors (“Fitch”). Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and our ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently.
We have included credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of December 31, 2013:

	Moody's	S&P	Fitch
Senior unsecured	Baa2	BBB	BBB-
Subordinated debt	Baa3	BBB-	BB+
We have a total borrowing capacity of up to $9.2 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $5.0 billion was available as of December 31, 2013.
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
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company's liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $390 million at December 31, 2013. As of December 31, 2013, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to preferred and common shareholders without reliance on dividends from the Bank.

The Company's ability to pay dividends to our stockholders is substantially dependent upon the Bank's ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $175 million and $45 million to the Company during 2013 and 2012, respectively. Under the foregoing dividend restrictions, the Bank could pay additional dividends of approximately $464 million to the Company without obtaining regulatory approvals, however, this amount would be limited to $261 million to maintain its "well-capitalized" status.

Borrowings
The following table shows certain information about our borrowings for the dates indicated:

	At or for the year ended December 31,
(dollars in millions)	2013	2012	2011
Period-end balance:
FHLB advances	$4,304	$2,439	$3,526
Repurchase agreements	518	545	3,865
Senior notes	298	297	297
Subordinated notes	298	298	298
Junior subordinated debentures	113	112	111
Other borrowings	25	25	31
Total borrowings	$5,556	$3,716	$8,127
Maximum balance at any month end:
FHLB advances	$4,304	$6,336	$3,932
Repurchase agreements	593	4,478	3,865
Senior notes	298	297	297
Subordinated notes	298	298	298
Junior subordinated debentures	113	112	111
Other borrowings	25	30	32
Average balance:
FHLB advances	$3,157	$2,561	$2,904
Repurchase agreements	587	2,167	3,419
Senior notes	298	297	297
Subordinated notes	298	298	15
Junior subordinated debentures	112	112	106
Other borrowings	25	26	21
Period-end weighted average interest rate:
FHLB advances	0.46%	0.43%	1.90%
Repurchase agreements	0.18	0.18	1.27
Senior notes	6.75	6.75	6.75
Subordinated notes	7.25	7.25	7.25
Junior subordinated debentures	2.65	2.72	3.65
Other	3.92	4.00	3.98
Weighted average maturity (years):
FHLB advances	0.4	0.3	1.3
Repurchase agreements	—	—	1.2
Senior notes	6.2	7.2	8.2
Subordinated notes	8.0	9.0	9.9
Junior subordinated debentures	21.7	22.7	23.7
Other	11.9	12.9	13.3
Borrowings increased to $5.6 billion at December 31, 2013 from $3.7 billion at December 31, 2012. Short-term borrowings increased by $1.8 billion from December 31, 2012 to $4.8 billion. We used short-term borrowings to fund asset growth due to the run off of our money market deposit accounts and certificates of deposit.
At December 31, 2013, wholesale borrowings totaled $4.2 billion. Wholesale borrowings are generally used as an alternative to deposit funding. Wholesale funding is generally utilized over deposits if the wholesale funding can be originated at lower incremental costs than deposits or if the structure of the wholesale borrowing is more advantageous to the bank's interest rate risk or for hedging the bank's balance sheet.

Our junior subordinated debentures include amounts related to First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2013. The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $29 million, was $113 million at December 31, 2013. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2013 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.
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
Deposits
The table below contains selected information on the composition of our deposits as of December 31:

	2013			2012			2011
(dollars in millions)	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
Core deposits:
Savings	$3,667	13.8%	0.10%	$3,888	14.0%	0.15%	$2,621	13.5%	0.20%
Interest-bearing checking	4,744	17.8	0.04	4,451	16.1	0.07	2,260	11.6	0.12
Money market deposits	9,740	36.5	0.21	10,581	38.2	0.28	7,221	37.3	0.56
Noninterest-bearing	4,866	18.2	—	4,644	16.8	—	3,335	17.2	—
Total core deposits	23,016	86.3	0.12	23,563	85.1	0.17	15,437	79.6	0.33
Certificates	3,649	13.7	0.68	4,113	14.9	0.81	3,968	20.4	0.98
Total deposits	$26,665	100.0%	0.20%	$27,677	100.0%	0.27%	$19,405	100.0%	0.48%

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
December 31, 2013
Core deposits:
Savings	$2,342	$162	$221	$942	$3,667
Interest-bearing checking	2,812	640	656	636	4,744
Money market deposits	6,283	1,151	927	1,378	9,740
Noninterest-bearing	2,949	704	562	651	4,866
Total core deposits	14,385	2,657	2,366	3,608	23,016
Certificates	2,036	481	353	779	3,649
Total deposits	$16,421	$3,138	$2,719	$4,387	$26,665
December 31, 2012
Core deposits:
Savings	$2,393	$166	$229	$1,099	$3,888
Interest-bearing checking	2,625	589	622	615	4,451
Money market deposits	6,976	1,199	1,003	1,402	10,581
Noninterest-bearing	2,803	711	536	593	4,644
Total core deposits	14,798	2,665	2,391	3,710	23,563
Certificates	2,114	571	461	967	4,113
Total deposits	$16,912	$3,235	$2,853	$4,676	$27,677
The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $250,000 and greater at December 31, 2013:

(in millions)	Over $250,000
Less than three months	$69
Over three months to six months	32
Over six months to 12 months	153
Over 12 months	61
Total	$315
Our total deposits decreased $1.0 billion, or 4%, from December 31, 2012 and core deposits increased to 86% of total deposits at December 31, 2013 from 85% at December 31, 2012. During 2013, we focused our efforts on growing our core customer base, re-positioning our account mix and lowering deposit costs while tailoring our retail bank delivery to match evolving customer preferences through investments in alternative delivery channels such as mobile banking.
Transaction deposits, which include interest-bearing and noninterest bearing checking balances, increased $515 million, or 6%, from December 31, 2012 and currently represent 36% of our deposit base, up from 33% a year ago. Transactional deposit balance growth was strong across our footprint reflecting an increase in account balances.
The average cost of interest-bearing deposits declined nine basis points for 2013 from 2012. Continued pricing actions on non-transactional deposit accounts together with a favorable shift in the mix of deposits drove the decline in overall cost of interest-bearing deposits.
Noninterest bearing accounts increased $222 million, or 5%, from December 31, 2012 resulting from acquisition of new checking accounts and strength in commercial account balances.

In response to changing consumer banking behaviors, we continue to invest in enhancing our online, mobile and telephonic banking capabilities for retail and small business customers, while continuing to optimize our branch network and in-branch experience. We expect to launch remote deposit capture capabilities for our mobile banking customers in the first quarter of 2014 which will enable customers to deposit checks and transact using mobile devices. We have consolidated over 60 branches since 2011, including nine in 2013 and we expect to consolidate an additional 10 branches in the first quarter of 2014.
Contractual Obligations and Other Commitments(1)
The following table indicates certain of our funding obligations by time remaining until maturity as of December 31, 2013:

(in millions)	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	Over 5 years	Total
Certificates of deposit	$2,782	$634	$209	$24	$3,649
Long-term borrowings	—	—	—	709	709
Commitments to extend credit (2)	9,487	—	—	—	9,487
Standby letters of credit (2)	297	—	—	—	297
Operating leases	33	57	38	69	197
Purchase obligations	41	75	—	—	115
Capital leases	3	5	5	19	32
Partnership investment commitments	58	8	—	1	67
Other	3	6	7	26	42
Total contractual obligations	$12,702	$786	$259	$848	$14,595

(1)	Amounts do not include contractual interest.

(2)
We do not expect all of our commitments to extend credit and standby letters of credit to be fully funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $8.4 billion available under lines of credit and credit cards.

Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $9.5 billion and $8.7 billion at December 31, 2013 and 2012, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at December 31, 2013 our unused commercial lines of credit increased to $3.4 billion from $3.2 billion at December 31, 2012, and our unused home equity and other consumer lines of credit increased to $4.9 billion at December 31, 2013 from $4.4 billion at the end of 2012. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.

In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $297 million and $352 million at December 31, 2013 and 2012, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above, our commitments to sell residential mortgages decreased to $168 million at December 31, 2013 from $474 million at the end of 2012. This change was driven by a decrease in mortgage applications and refinance volumes throughout 2013 as a result of rising interest rates.

Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information as of December 31, 2013 regarding the carrying value, weighted average yields and contractual maturities of our investment securities portfolio. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of certain of our tax exempt investment securities have not been factored into the yield calculations in this table:

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
(dollars in millions)	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
Investment securities available for sale
Debt securities:
States and political subdivisions	$—	—%	$464	3.47%	$63	5.71%	$3	5.97%	$529	3.75%
U.S. Treasury	—	—	20	1.58	—	—	—	—	20	1.58
U.S. government agencies	—	—	4	0.67	—	—	—	—	4	0.67
U.S. government sponsored enterprises	—	—	308	2.34	—	—	—	—	308	2.34
Corporate	—	—	334	3.05	528	5.00	6	4.85	868	4.27
Trust preferred securities	—	—	4	0.81	—	—	—	—	4	0.81
Total debt securities	—	—	1,135	2.99	591	5.08	8	5.20	1,734	3.72
Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	3	2.44	3	1.70	—	6.90	34	2.95	40	2.84
FNMA	—	—	48	2.71	16	4.31	76	3.67	139	3.41
FHLMC	—	—	32	2.91	29	4.74	97	3.31	159	3.49
Collateralized mortgage obligations:
FNMA	24	2.04	1	1.77	—	—	737	2.14	761	2.14
FHLMC	—	—	—	3.90	—	4.25	378	2.31	379	2.31
Non-agency issued	—	—	7	3.72	3	4.50	3	6.48	13	4.57
Total collateralized mortgage obligations	24	2.04	8	3.55	3	4.50	1,118	2.21	1,152	2.22
Total residential mortgage-backed securities	27	2.07	90	2.82	47	4.59	1,326	2.39	1,490	2.48
Commercial mortgage-backed securities	930	3.64	26	3.61	—	—	876	3.95	1,831	3.78
Total mortgage-backed securities	957	3.59	116	3.00	47	4.59	2,201	3.01	3,321	3.20
Collateralized loan obligations	—	—	1,431	3.19	—	—	—	—	1,431	3.19
Asset-backed securities	—	—	600	2.12	126	2.43	179	2.96	905	2.33
Other (1)	—	—	—	—	—	—	—	—	33	4.78
Total securities available for sale	$957	3.59%	$3,282	2.91%	$763	4.61%	$2,389	3.01%	$7,423	3.21%

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
(dollars in millions)	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
Investment securities held to maturity
Debt securities, U.S. government agencies	$—	—%	$5	2.01%	$—	—%	$—	—%	$5	2.01%
Residential mortgage-backed securities:
GNMA	—	—	3	2.78	—	—	14	3.82	17	3.62
FNMA	—	—	17	1.95	24	3.56	105	3.01	146	2.98
FHLMC	—	—	12	3.45	15	3.84	54	2.86	81	3.12
Collateralized mortgage obligations:
GNMA	—	—	2	1.95	—	—	1,711	3.06	1,713	3.06
FNMA	—	—	13	2.50	8	3.26	1,053	2.11	1,074	2.12
FHLMC	—	—	4	1.38	7	4.01	995	2.40	1,007	2.40
Total collateralized mortgage obligations	—	—	19	2.19	15	3.63	3,759	2.62	3,793	2.62
Total residential mortgage-backed securities	—	—	52	2.45	53	3.66	3,932	2.64	4,037	2.65
Total securities held to maturity	$—	—%	$57	2.41%	$53	3.66%	$3,932	2.64%	$4,042	2.65%

(1)	Other securities available for sale include investments with no stated maturity date.
Loan Maturity and Repricing Schedule
The following table sets forth certain information as of December 31, 2013 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal:

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$4,449	$2,283	$182	$6,914
Construction	836	18	10	864
Business	4,186	854	250	5,290
Total commercial	9,471	3,155	442	13,068

Consumer:
Residential real estate	929	1,573	946	3,448
Home equity	2,165	414	173	2,752
Indirect auto	534	988	22	1,544
Credit cards	325	—	—	325
Other consumer	169	88	45	302
Total consumer	4,123	3,063	1,186	8,371
Total loans and leases	$13,593	$6,218	$1,628	$21,440

For the loans reported in the preceding table, the following sets forth at December 31, 2013, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2014:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$1,018	$1,447	$2,465
Construction	22	6	28
Business	1,019	86	1,105
Total commercial	2,059	1,538	3,598

Consumer:
Residential real estate	1,395	1,124	2,519
Home equity	586	2	587
Indirect auto	1,010	—	1,010
Credit cards	—	—	—
Other consumer	132	1	133
Total consumer	3,123	1,126	4,249
Total loans and leases	$5,182	$2,665	$7,847
The following table sets forth at December 31, 2013, the dollar amount of all of our fixed-rate loans due after December 31, 2014 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$638	$210	$145	$393	$29	$1,415
2 to 3 years	473	185	112	299	25	1,092
3 to 5 years	616	290	156	296	34	1,391
Total 1 to 5 Years	1,727	684	412	988	87	3,898
5 to 10 years	284	405	152	22	26	888
More than 10 years	49	306	22	—	19	395
Total	$2,059	$1,395	$586	$1,010	$132	$5,182
The following table sets forth at December 31, 2013, the dollar amount of all of our adjustable-rate loans due after December 31, 2014 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
	(in millions)
1 to 2 years	$476	$338	$3	$817
2 to 3 years	400	236	—	636
3 to 5 years	552	315	—	867
Total 1 to 5 Years	1,429	889	3	2,320
5 to 10 years	109	235	—	344
More than 10 years	1	—	—	1
Total	$1,538	$1,124	$3	$2,665
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
The primary tool we use to assess our exposure to interest rate risk is a quantitative modeling technique that simulates the effects of variations in interest rates on net interest income. These monthly simulations compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment. As a result of these simulations, we take actions to limit the variability on our net interest income due to changes in interest rates. Such actions include: (i) employing interest rate swaps; (ii) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (iii) selling the majority of 30 year fixed-rate, conforming residential mortgage loans into the secondary market without recourse; (iv) investing in securities with predictable cash flows; (v) growing core deposits; and (vi) utilizing wholesale borrowings to support cash flow needs and help match asset repricing.
Our Asset and Liability Committee monitors our sensitivity to interest rates and approves strategies to manage our exposure to interest rate risk. Our goal is to prudently manage the bank’s exposure to changes in the interest rate environment and resultant impacts on earnings and capital.
Net Interest Income Sensitivity
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

	Calculated increase (decrease)
	December 31, 2013		December 31, 2012
Changes in interest rates	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points (1)(2)	$45	4.2%	$30	2.8%
+ 100 basis points	22	2.0	11	1.1
- 50 basis points	(6)	(0.6)	(2)	(0.2)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)	Under a shock scenario where interest rates increase 200 basis points immediately, net interest income is estimated to increase by approximately 8% at December 31, 2013.
A key assumption in assessing interest rate risk exposure is the degree of price reactivity of non-maturity deposits to changes in short-term interest rates. Our deposit price reactivity assumptions are derived from our historical data and have been adjusted for expected customer and competitor behaviors which differ from those observed in the historical data set. Overall deposit price reactivity includes a faster reactivity assumption than historical models and therefore lowers net interest income. Our deposit price reactivity assumptions differ by product and customer type. For example, money market demand deposits have exhibited faster repricing sensitivity to short-term rate changes than other products, such as regular savings accounts. Also considered are industry tendencies such as repricing lags, and the link between assumed price reactivity and customer retention. A more rapid increase in rates or a higher correlation between market rate changes and deposit pricing changes than what we have modeled would increase deposit price sensitivity, and thus, lower net interest income in rising rate environments.

Economic Value of Equity (EVE) Sensitivity
In addition to the Net Interest Income Sensitivity approach, the interest rate risk position is also evaluated using an Economic Value of Equity (EVE) approach. The assessment of both short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches provides a comprehensive analysis of interest rate risk exposure.

The EVE calculation represents a hypothetical valuation of equity, and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows plus the current market value of any off-balance- sheet positions. EVE values only the current balance sheet positions and therefore does not incorporate the growth assumptions inherent in the Net Interest Income Sensitivity approach. All positions are evaluated in a current rate and parallel shock scenarios, which range from (100) bps to +300 bps.

The key indicator of interest rate risk is the EVE profile, which measures the percentage change in the hypothetical equity value versus the base rate scenario. The profile reflects the duration gap between assets, liabilities and off balance sheet positions. The impacts of embedded options are incorporated, including applicable caps / floors, behavioral assumptions on mortgage positions and reactivity assumptions on deposits. Governance limits define the tolerable degree of duration mismatch in rising rate environments.

•
A negative EVE percentage in a rising rate scenario indicates that asset duration exceeds liability duration. Future liability re-repricing and re-funding may have a detrimental impact on net interest income.

•
A positive EVE percentage in a rising rate scenario indicates that liability duration exceeds asset duration. Future asset re-pricing and reinvestment may have a beneficial impact on net interest income.

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile as of December 31:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	2013	2012
- 100 basis points	2.4%	(5.8)%
+ 100 basis points	(4.8)	(0.7)
+ 200 basis points (1)	(11.0)	(5.0)
+ 300 basis points (2)	(17.5)	(9.7)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
The EVE measure grew to be more liability sensitive during 2013 due to the higher rate environment which extended mortgage durations, a decline in deposit balances and revised assumptions on deposit rate reactivity. Partially offsetting these impacts was a steady migration towards variable rate assets.

The EVE profile is useful as an indicator of longer term interest rate risk exposure. However, the measure is subject to limitations, as it does not factor in variables such as balance sheet growth, changes in balance sheet composition, adjustments to pricing spreads or strategic responses to changing interest rate environments. Also, the shocked rates represent stress scenarios, generating exposures which may overstate actual experience. Actual rate changes would be expected to be more gradual, with changes in yield curve relationships, and would thereby produce lesser impacts to future net interest income.

Operational Risk
Like all companies, we are subject to Operational Risk. We define Operational Risk as the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, the misconduct or errors of people, and adverse external events. Operational losses may result from internal fraud; external fraud; employment practices and workplace safety; clients, products, and business practices; damage to physical assets; business disruption and systems failures; and execution, delivery, and process management. These events may include, but are not limited to, third party attempts to disrupt or penetrate our critical systems (for example, hacking, cyber attacks or denial-of-service attacks), inadequate vendor management or oversight, clerical errors, theft and other criminal conduct.
We manage Operational Risk through our ERM framework and internal control processes. Within this framework, our business lines have direct and primary responsibility and accountability for accessing, identifying, controlling, and monitoring operational risks embedded in their business activities. Risk assessment and the regular monitoring of significant operating risks is performed by business units with oversight from Risk Management. Risk Management provides oversight and establishes internal policies and reviews procedures to assist business unit’s assessment, monitoring and mitigation of operational risks. In addition, we are continuing to invest in risk management systems and technology to support our businesses. The Operational Risk Committee, a senior management committee, provides oversight to the operational risk management process. The most significant operational risks we face are reported and reviewed by the Enterprise Risk Management Committee (ERMC) and the Board Risk Committee. In addition, Risk Management is responsible for establishing compliance and operational risk program standards and policies, and works with the business unit to perform risk assessments on the business lines' controls to ensure adherence to laws and regulations.
The ERMC provides oversight of the Operational Risk Committee, our risk management functions and reviews our system of internal controls. ERMC reports to the Risk Committee of our Board of Directors on its activities.
Capital
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
As of December 31, 2013, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
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
Our stockholders’ equity increased $67 million to $5.0 billion at December 31, 2013. Primary drivers of the increase were net income of $295 million, stock-based compensation activity of $8 million, and $25 million in actuarial gains on our benefit plans, offset by $121 million of net unrealized losses, net of taxes, on our investment securities available for sale, $112 million, or $0.32 per share, of common stock dividends and $30 million of preferred stock dividends. Our tangible common equity ratio increased to 6.02% at December 31, 2013 from 5.77% at December 31, 2012.

Our preferred stock has a liquidation preference of $25 per share and pays dividends quarterly, when, as and if declared by our Board of Directors, at a rate per annum of 8.625% until February 15, 2017, and thereafter at a floating rate per annum equal to three month LIBOR plus 7.327%. The preferred stock has no maturity date. We may redeem the preferred stock, in whole or in part, from time to time, on any dividend payment date on or after February 15, 2017, at a redemption price of $25 per share, plus any declared and unpaid dividends.
At December 31, 2013, we held 12 million shares of our common stock as treasury shares. During 2013, we did not repurchase any shares of our common stock. We currently have authorization from our Board of Directors to repurchase an additional 12 million shares as part of our capital management initiatives. We issued 1 million shares from treasury stock in connection with grants of restricted stock awards during 2013. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
A discussion regarding our management of market risk is included in “Market Risk” in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2013 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2013.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. Their reports follow this statement.

/s/ Gary M. Crosby	/s/ Gregory W. Norwood
Gary M. Crosby	Gregory W. Norwood
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited First Niagara Financial Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Buffalo, New York
February 25, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York
February 25, 2014

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in millions, except share and per share amounts)

	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$463	$431
Investment securities:
Available for sale, at fair value (amortized cost of $7,319 and $10,658 in 2013 and 2012; includes pledged securities that can be sold or repledged of $303 and $586 in 2013 and 2012)	7,423	10,994
Held to maturity, at amortized cost (fair value of $3,988 and $1,374 in 2013 and 2012; includes pledged securities that can be sold or repledged of $388 and $31 in 2013 and 2012)	4,042	1,300
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	469	420
Loans held for sale	50	155
Loans and leases (net of allowance for loan losses of $209 and $163 in 2013 and 2012)	21,230	19,547
Bank owned life insurance	415	404
Premises and equipment, net	418	411
Goodwill	2,449	2,484
Core deposit and other intangibles, net	94	134
Other assets	574	527
Total assets	$37,628	$36,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$26,665	$27,677
Short-term borrowings	4,822	2,984
Long-term borrowings	734	732
Other	414	487
Total liabilities	32,635	31,880
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2013 and 2012	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2013 and 2012	4	4
Additional paid-in capital	4,235	4,231
Retained earnings	536	399
Accumulated other comprehensive income	62	157
Common stock held by employee stock ownership plan, 2,001,373 and 2,179,315 shares in 2013 and 2012	(17)	(18)
Treasury stock, at cost, 12,060,739 and 13,381,063 shares in 2013 and 2012	(165)	(184)
Total stockholders’ equity	4,993	4,927
Total liabilities and stockholders’ equity	$37,628	$36,806
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in millions, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Interest income:
Loans and leases	$845	$814	$705
Investment securities and other	365	362	361
Total interest income	1,210	1,176	1,065
Interest expense:
Deposits	53	67	83
Borrowings	64	86	101
Total interest expense	117	153	184
Net interest income	1,093	1,023	881
Provision for credit losses	105	92	58
Net interest income after provision for credit losses	988	931	823
Noninterest income:
Deposit service charges	104	91	66
Insurance commissions	67	68	65
Merchant and card fees	49	39	29
Wealth management services	58	41	31
Mortgage banking	18	32	15
Capital markets income	22	27	8
Lending and leasing	17	15	11
Bank owned life insurance	17	14	11
Gain on securities portfolio repositioning	—	21	—
Other	12	12	8
Total noninterest income	366	360	245
Noninterest expense:
Salaries and employee benefits	461	427	342
Occupancy and equipment	111	99	78
Technology and communications	115	101	62
Marketing and advertising	20	32	22
Professional services	39	41	36
Amortization of intangibles	40	45	26
Federal deposit insurance premiums	35	35	29
Merger and acquisition integration expenses	—	178	98
Restructuring charges	—	6	43
Other	110	88	71
Total noninterest expense	931	1,051	806
Income before income taxes	423	239	262
Income taxes	128	71	88
Net income	295	168	174
Preferred stock dividend	30	28	—
Net income available to common stockholders	$265	$141	$174
Earnings per share:
Basic	$0.75	$0.40	$0.64
Diluted	0.75	0.40	0.64
Weighted average common shares outstanding:
Basic	350	349	271
Diluted	350	349	272
Dividends per common share	$0.32	$0.32	$0.64
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2013	2012	2011
Net income	$295	$168	$174
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the year	(109)	109	42
Reclassification adjustment for realized gains included in net income	—	(10)	(3)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the year	(34)	2	(4)
Net unrealized (losses) gains on securities available for sale	(143)	101	35
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains on securities transferred during the year	34	(2)	4
Less: amortization of net unrealized holding gains to income during the year	(12)	(2)	(1)
Net unrealized holding gains on securities transferred during the year	22	(4)	3
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges arising during the year	1	7	(16)
Pension and post-retirement actuarial gains (losses)	25	(14)	(11)
Total other comprehensive (loss) income	(95)	89	10
Total comprehensive income	$200	$258	$184
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2011	$—	$2	$2,431	$377	$58	$(21)	$(81)	$2,765
Net income	—	—	—	174	—	—	—	174
Total other comprehensive income, net	—	—	—	—	10	—	—	10
Purchases of treasury stock (9,106,000 shares)	—	—	—	—	—	—	(127)	(127)
Proceeds from follow-on stock offering, net of related expenses (56,911,764 shares)	—	1	467	—	—	—	—	468
Common stock issued for the acquisition of NewAlliance Bancshares, Inc. (93,984,715 shares)	—	1	1,331	—	—	—	—	1,332
Preferred stock issuance, net of related expenses (14,000,000 shares)	338	—	—	—	—	—	—	338
ESOP shares committed to be released (264,721 shares)	—	—	2	—	—	2	—	3
Stock-based compensation expense	—	—	8	—	—	—	—	8
Net tax expense from stock-based compensation	—	—	(1)	—	—	—	—	(1)
Exercise of stock options and restricted stock activity (932,173 shares)	—	—	(8)	(1)	—	—	13	3
Common stock dividends of $0.64 per share	—	—	—	(175)	—	—	—	(175)
Balances at December 31, 2011	338	4	4,228	375	68	(19)	(196)	4,798
Net income	—	—	—	168	—	—	—	168
Total other comprehensive income, net	—	—	—	—	89	—	—	89
ESOP shares committed to be released (177,942 shares)	—	—	—	—	—	1	—	2
Stock-based compensation expense	—	—	11	—	—	—	—	11
Net tax expense from stock-based compensation	—	—	(1)	—	—	—	—	(1)
Restricted stock activity (786,670 shares)	—	—	(9)	(5)	—	—	12	(2)
Preferred stock dividends				(28)				(28)
Common stock dividends of $0.32 per share	—	—	—	(112)	—	—	—	(112)
Balances at December 31, 2012	338	4	4,231	399	157	(18)	(184)	4,927
Net income	—	—	—	295	—	—	—	295
Total other comprehensive loss, net	—	—	—	—	(95)	—	—	(95)
ESOP shares committed to be released (177,942 shares)	—	—	—	—	—	1	—	2
Stock-based compensation expense	—	—	9	—	—	—	—	9
Net tax expense from stock-based compensation	—	—	(1)	—	—	—	—	(1)
Restricted stock activity (1,320,324 shares)	—	—	(4)	(15)	—	—	19	(1)
Preferred stock dividends	—	—	—	(30)	—	—	—	(30)
Common stock dividends of $0.32 per share	—	—	—	(112)	—	—	—	(112)
Balances at December 31, 2013	$338	$4	$4,235	$536	$62	$(17)	$(165)	$4,993
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$295	$168	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	49	30	12
Provision for credit losses	105	92	58
Depreciation of premises and equipment	53	43	34
Amortization of intangibles	40	45	26
Gain on securities portfolio repositioning	—	(21)	—
Origination of loans held for sale	(1,295)	(1,504)	(795)
Proceeds from sales of loans held for sale	1,412	1,453	741
ESOP and stock based-compensation expense	11	13	11
Deferred income tax expense	5	34	1
Contributions to defined benefit pension plans	—	(112)	—
(Increase) decrease in other assets	(5)	(39)	46
Increase (decrease) in other liabilities	46	(43)	23
Net cash provided by operating activities	716	159	330
Cash flows from investing activities:
Proceeds from sales of securities available for sale	485	3,239	638
Proceeds from maturities of securities available for sale	196	242	480
Principal payments received on securities available for sale	1,124	2,108	1,401
Purchases of securities available for sale	(1,497)	(6,273)	(3,774)
Principal payments received on securities held to maturity	868	481	423
Purchases of securities held to maturity	(636)	—	(87)
Purchases of Federal Home Loan Bank and Federal Reserve Bank common stock	(49)	(62)	(54)
Purchase of bank owned life insurance	—	—	(35)
Proceeds from surrender of bank owned life insurance	—	—	27
Net increase in loans and leases	(1,767)	(1,814)	(950)
Acquisitions, net of cash and cash equivalents	—	7,703	(51)
Purchases of premises and equipment	(67)	(104)	(69)
Other, net	(32)	53	47
Net cash (used in) provided by investing activities	(1,375)	5,574	(2,006)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,004)	(1,645)	839
Proceeds from short-term borrowings, net	1,839	775	730
Proceeds from long-term borrowings	—	—	864
Repayments of long-term borrowings	—	(5,127)	(644)
Purchases of treasury stock	—	—	(127)
Issuances of preferred stock, net	—	—	338
Issuance of common stock in follow-on stock offerings, net	—	—	468
Dividends paid on noncumulative preferred stock	(30)	(28)	—
Dividends paid on common stock	(112)	(112)	(175)
Other, net	(1)	(1)	6
Net cash provided by (used in) financing activities	692	(6,138)	2,299
Net increase (decrease) in cash and cash equivalents	32	(406)	623
Cash and cash equivalents at beginning of period	431	837	214
Cash and cash equivalents at end of period	$463	$431	$837

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions) (continued)

	Year ended December 31,
	2013	2012	2011
Supplemental disclosures
Cash paid during the period for:
Income taxes	$57	$16	$85
Interest expense	126	241	243
Acquisition of noncash assets and liabilities:
Assets acquired	—	2,408	9,073
Liabilities assumed	—	10,111	7,690
Other noncash activity:
Securities transferred from available for sale to held to maturity (at fair value)	3,001	—	1,994
Unsettled ACH transactions	—	—	140
Securities transferred from held to maturity to available for sale	—	861	—

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2013, 2012, and 2011
(Amounts in millions, except as noted and per share amounts)

Note 1. Summary of Significant Accounting Policies
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation, and its subsidiaries provide financial services to individuals and businesses in New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. Through our wholly owned subsidiary, First Niagara Bank, N.A. (the “Bank”), a federally chartered national bank, we provide a full range of products and services through our retail consumer, commercial, business services, and wealth management operations, including retail banking, consumer and commercial lending, cash management, insurance and wealth management products.
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
We are required to maintain an investment in common stock of the Federal Home Loan Bank (“FHLB”) of New York and Boston as well as the Federal Reserve Bank because our Bank is a member of the FHLB and the Federal Reserve System. We consider these stocks to be nonmarketable equity securities and carry them at cost.
We conduct a quarterly review and evaluation of our investment securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination, we consider some or all of the following factors: the period of time the securities have been in an unrealized loss position, the percentage decline in fair value in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security before recovery, we record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost. For debt securities that we do not intend to sell or it is more likely than not that we will not be required to sell before recovery, we record an other than temporary impairment charge through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the debt security’s fair value and amortized cost (that is, decline in fair value not attributable to credit losses) is recognized in other comprehensive income.
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
Originated Loans and Leases
Loans we originate and intend to hold in our portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs which we amortize to interest income over the expected life of the loan using the interest method. We discontinue accrual of interest on originated loans after payments become more than 90 days past due, or earlier if we do not expect the full collection of principal or interest, with the exception of credit cards. Credit cards are placed on nonaccrual status at 180 days past due. The delinquency status is based upon the contractual terms of the loans. We reverse all uncollected interest income that we previously recognized on nonaccrual loans. When we have doubt as to the collectibility of a loan’s principal, we apply interest payments to principal. With the exception of residential mortgage loans that are well secured and in the process of collection, cash receipts received on nonperforming impaired loans are first applied to the loan’s principal. Once the remaining principal balance has been collected in full, cash receipts are then applied as recoveries of any partially charged-off amount on the loan. Once a loan’s principal balance, including any previously charged-off amounts are collected in full, cash receipts are recorded as interest income. For residential mortgage loans, where the loan is both well secured and in the process of collection, we recognize interest income on a cash basis. Interest income on performing troubled debt restructurings, which are considered impaired loans, are applied in accordance with the terms of the modified loan.
We return loans to accrual status when principal and interest payments are current, we expect full collectibility of principal and interest, and a consistent repayment record, generally six consecutive payments, has been demonstrated.
We charge loans off against our allowance for loan losses when it becomes evident that we will not fully collect the balance of the loan. For business and commercial real estate loans, we record a charge off when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss is reasonably estimable. For our consumer loans secured by real estate, including our residential mortgages, home equity loans and home equity lines of credit, we order broker price opinions (“BPOs”) at 90 days past due and record partial or full charge-offs based upon the results of such valuations by no later than 180 days past due. All other closed end consumer loans are charged off at 120 days past due and all other open ended consumer lines, including credit card loans, are charged off at 180 days past due.
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
At origination, a determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. Loans that will be held in our portfolio are carried at amortized cost. Beginning in the second quarter of 2011, we elected the fair value option for substantially all residential mortgage loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This loan by loan election is made at the time of origination and is irrevocable. Residential mortgage loans held for sale for which the fair value option has not been elected, are recorded at the lower of the aggregate cost or market value (“LOCOM”). For residential mortgage loans held for sale where we have elected the fair value option, any change in fair value subsequent to origination is recognized immediately in earnings in mortgage banking income. For residential mortgage loans held for sale that are recorded at LOCOM, we recognize any subsequent decreases in fair value in a valuation allowance through a charge to earnings at the time the decline in value occurs. We include gains and losses occurring during the holding period as well as those resulting from sales of our loans held for sale in mortgage banking income.
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
Acquired loans accounted for under ASC 310-30
The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

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
Allowance for Loan Losses
We determined our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. Our commercial loan portfolio includes both business and commercial real estate loans. Our consumer loan portfolio includes residential real estate, home equity, indirect auto, credit card and other consumer loans. We further segregate these portfolios between loans which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses.
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

Impaired loans
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

Goodwill and Intangible Assets
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We amortize our acquired identifiable intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, we assess whether events or changes in circumstances indicate that the carrying amounts of our core deposit and other intangible assets may be impaired. We do not amortize goodwill or any acquired identifiable intangible assets with an indefinite useful economic life, but we review them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. Goodwill is reviewed for impairment at the reporting unit level. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment’s management.
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
Income Taxes
We account for income taxes under the asset and liability method. Our deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which we expect the deferred tax assets or liabilities to be realized or settled. Deferred tax assets are recognized only to the extent that it is probable that sufficient taxable profit will be available against which those unused tax losses, unused tax credits or deductible temporary differences can be utilized. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities through income tax expense. We recognize penalties and accrued interest related to unrecognized tax benefits in income tax expense. Federal and State tax credits are accounted for as a reduction of income tax expense.
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
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with

GAAP. The estimates and assumptions that we deem to be critical involve our accounting policies relating to our valuation of our investment securities, prepayment assumptions on our collateralized mortgage obligations and mortgage-backed securities, the accounting treatment and valuation of our acquired loans, adequacy of our allowance for loan losses, and the analysis of the carrying value of goodwill for impairment. These estimates and assumptions are based on management’s best estimates and judgment and we evaluate them on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. As future events cannot be determined with precision, actual results could differ significantly from our estimates.
Accounting Standards Adopted in 2013
In December 2011 and January 2013, the Financial Accounting Standards Board (“FASB”) announced new disclosure requirements for offsetting arrangements. The new rules seek to enhance the comparability of financial statements for users by providing information about offsetting and related arrangements. The rules require entities to disclose gross amounts subject to right of set-off, amounts set-off, net amounts presented in the balance sheet, amounts subject to master netting agreements that have not been offset including related amounts of financial collateral. The requirements became effective for us beginning January 1, 2013 and did not have a significant impact on our financial statements.
In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. The objective is to improve the reporting of reclassifications out of AOCI for significant amounts reclassified if the amount is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide detail about those amounts. The requirements became effective for us beginning January 1, 2013 and did not have a significant impact on our financial statements.
In July 2013, the FASB issued guidance to permit the Federal Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging.  The amendment becomes effective prospectively for new or redesignated interest rate risk hedging relationships entered into on or after July 17, 2013.  Given the elective nature of hedge accounting, the prospective nature of the guidance, and our objective to minimize ineffectiveness when hedge accounting is elected, this did not have a significant impact on our financial statements.
Accounting Standards Not Yet Required to be Adopted as of December 31, 2013
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance becomes effective for us on January 1, 2014 and we do not expect it will have a significant impact on our financial statements.
In June 2013, the FASB released amended guidance to improve the accounting for determining whether an entity is an investment company.  The amendments change the approach to assessing investment company status and provide two required fundamental characteristics and five typical characteristics for determining whether an entity is an investment company.  The guidance becomes effective for us on January 1, 2014 and we do not expect it will have a significant impact on our financial statements.
In July 2013, the FASB issued guidance to reduce diversity in practice related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Some entities present the unrecognized tax benefit as a liability and other entities present the unrecognized tax benefit as a reduction to a deferred tax asset.  The guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset, and becomes effective for us on January 1, 2014. We do not expect this to have a significant impact on our financial statements.

In January 2014, the FASB issued guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The low-income housing tax credit program is designed to encourage private capital investment in the construction and rehabilitation of low-income housing.  The guidance becomes effective for us on January 1, 2015 with early adoption permitted.  We have not decided on whether to early adopt and we do not expect this to have a significant impact on our financial statements.
In January 2014, the FASB issued guidance on when a creditor should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized.  The objective of the guidance is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The guidance becomes effective for us on January 1, 2015 with early adoption permitted.  We have not decided on whether to early adopt and we do not expect this to have a significant impact on our financial statements.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents (1)	$7,360
Loans	1,600
Core deposit and other intangibles	85
Other assets	72
Total assets acquired	9,117

Deposits(2)	(9,855)
Other liabilities	(33)
Total liabilities assumed	(9,887)
Goodwill	$770

(1)	Amount is net of $772 million deposit premium paid to HSBC.

(2)	Deposits reported exclude $0.5 billion in municipal deposits that were subject to a price concession.
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
Information about the acquired HSBC loan portfolio as of May 18, 2012 is in the following table, and excludes home equity lines of credit, credit card, and any other line of credit:

Contractually required principal and interest at acquisition	$758
Contractual cash flows not expected to be collected (nonaccretable discount)	(16)
Expected cash flows at acquisition	742
Interest component of expected cash flows (accretable discount)	(91)
Fair value of acquired loans (excluding lines of credit)	$651
The $41 million core deposit intangible asset recognized as part of the HSBC Branch Acquisition is being amortized over its estimated useful life of approximately three years using an accelerated method and the $9 million wealth management and $34 million purchased credit card relationships intangibles are being amortized over their useful lives of 10 years using an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is deductible for tax purposes.
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
Direct costs related to the HSBC Branch Acquisition were expensed as incurred and amounted to $178 million for the year ended December 31, 2012. There were no such costs during the year ended December 31, 2013.

Note 3. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities are as follows at December 31:

	Amortized	Unrealized	Unrealized	Fair
2013	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$516	$14	$—	$529
U.S. Treasury	20	—	—	20
U.S. government agencies	4	—	—	4
U.S. government sponsored enterprises	302	7	(1)	308
Corporate	859	19	(10)	868
Trust preferred securities	4	—	—	4
Total debt securities	1,705	40	(12)	1,734
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	41	1	(2)	40
Federal National Mortgage Association	134	5	—	139
Federal Home Loan Mortgage Corporation	154	5	—	159
Collateralized mortgage obligations:
Federal National Mortgage Association	797	—	(36)	761
Federal Home Loan Mortgage Corporation	396	—	(17)	379
Non-agency issued	12	1	—	13
Total collateralized mortgage obligations	1,205	1	(54)	1,152
Total residential mortgage-backed securities	1,534	12	(56)	1,490
Commercial mortgage-backed securities, non-agency issued	1,759	74	(2)	1,831
Total mortgage-backed securities	3,294	85	(58)	3,321
Collateralized loan obligations, non-agency issued	1,392	40	(2)	1,431
Asset-backed securities collateralized by:
Student loans	306	6	—	312
Credit cards	73	—	(1)	73
Auto loans	331	4	—	335
Other	186	1	(1)	186
Total asset-backed securities	896	11	(2)	905
Other	33	1	—	33
Total securities available for sale	$7,319	$178	$(74)	$7,423
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	$—	$5
Residential mortgage-backed securities:
Government National Mortgage Association	17	—	—	17
Federal National Mortgage Association	146	—	(3)	143
Federal Home Loan Mortgage Corporation	81	—	(1)	81
Collateralized mortgage obligations:
Government National Mortgage Association	1,713	26	(12)	1,727
Federal National Mortgage Association	1,074	—	(47)	1,027
Federal Home Loan Mortgage Corporation	1,007	12	(30)	989
Total collateralized mortgage obligations	3,793	39	(90)	3,742
Total residential mortgage-backed securities	4,037	40	(94)	3,983
Total securities held to maturity	$4,042	$40	$(94)	$3,988

	Amortized	Unrealized	Unrealized	Fair
2012	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$587	$21	$—	$608
U.S. Treasury	20	1	—	21
U.S. government agencies	5	—	—	5
U.S. government sponsored enterprises	390	13	—	404
Corporate	812	28	(3)	837
Trust preferred securities	16	—	(1)	14
Total debt securities	1,830	63	(5)	1,889
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	68	2	—	70
Federal National Mortgage Association	394	20	—	414
Federal Home Loan Mortgage Corporation	343	12	—	355
Collateralized mortgage obligations:
Government National Mortgage Association	1,060	31	—	1,091
Federal National Mortgage Association	1,460	15	(1)	1,474
Federal Home Loan Mortgage Corporation	1,036	11	—	1,047
Non-agency issued	60	2	—	61
Total collateralized mortgage obligations	3,617	58	(1)	3,674
Total residential mortgage-backed securities	4,422	93	(1)	4,513
Commercial mortgage-backed securities, non-agency issued	1,930	132	(1)	2,060
Total mortgage-backed securities	6,351	225	(3)	6,573
Collateralized loan obligations, non-agency issued	1,510	35	(1)	1,545
Asset-backed securities collateralized by:
Student loans	378	12	—	390
Credit cards	74	1	—	75
Auto loans	367	6	—	372
Other	118	1	—	119
Total asset-backed securities	936	20	—	956
Other	31	1	—	31
Total securities available for sale	$10,658	$344	$(8)	$10,994
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6	$—	$—	$6
Federal National Mortgage Association	5	—	—	5
Federal Home Loan Mortgage Corporation	7	—	—	7
Collateralized mortgage obligations:
Government National Mortgage Association	1,006	49	—	1,055
Federal National Mortgage Association	18	1	—	19
Federal Home Loan Mortgage Corporation	257	24	—	281
Total collateralized mortgage obligations	1,282	73	—	1,355
Total securities held to maturity	$1,300	$74	$—	$1,374

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$13	$—	25	$3	$—	7	$16	$—	32
U.S. government agencies	1	—	5	2	—	2	3	—	7
U.S. government sponsored enterprises	70	(1)	6	—	—	—	70	(1)	6
Corporate	228	(8)	164	74	(2)	23	302	(10)	187
Trust preferred securities	4	—	1	—	—	—	4	—	1
Total debt securities	315	(9)	201	79	(2)	32	394	(12)	233
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(2)	6	19	(2)	6
Federal National Mortgage Association	—	—	3	—	—	3	1	—	6
Collateralized mortgage obligations:
Federal National Mortgage Association	744	(36)	41	—	—	—	744	(36)	41
Federal Home Loan Mortgage Corporation	361	(17)	19	—	—	—	361	(17)	19
Non-agency issued	1	—	3	—	—	—	1	—	3
Total collateralized mortgage obligations	1,106	(54)	63	—	—	—	1,106	(54)	63
Total residential mortgage-backed securities	1,106	(54)	66	19	(2)	9	1,125	(56)	75
Commercial mortgage-backed securities, non-agency issued	158	(2)	15	12	—	3	170	(2)	18
Total mortgage-backed securities	1,264	(56)	81	32	(2)	12	1,296	(58)	93
Collateralized loan obligations, non-agency issued	261	(2)	28	3	—	1	264	(2)	29
Asset-backed securities collateralized by:
Student loans	67	—	8	—	—	—	67	—	8
Credit card	36	(1)	4	—	—	—	36	(1)	4
Auto loans	25	—	5	—	—	—	25	—	5
Other	72	(1)	11	—	—	—	72	(1)	11
Total asset-backed securities	200	(2)	28	—	—	—	200	(2)	28
Other	14	—	3	8	—	2	22	—	5
Total securities available for sale in an unrealized loss position	$2,054	$(69)	341	$122	$(5)	47	$2,176	$(74)	388

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	1	$—	$—	—	$5	$—	1
Residential mortgage-backed securities:
Government National Mortgage Association	11	—	4	—	—	—	11	—	4
Federal National Mortgage Association	119	(3)	30	—	—	—	119	(3)	30
Federal Home Loan Mortgage Corporation	59	(1)	15	—	—	—	59	(1)	15
Collateralized mortgage obligations:
Government National Mortgage Association	520	(12)	58	—	—	—	520	(12)	58
Federal National Mortgage Association	1,011	(47)	59	—	—	—	1,011	(47)	59
Federal Home Loan Mortgage Corporation	629	(30)	35	22	(1)	1	652	(30)	36
Total collateralized mortgage obligations	2,160	(89)	152	22	(1)	1	2,182	(90)	153
Total residential mortgage-backed securities	2,348	(94)	201	22	(1)	1	2,371	(94)	202
Total securities held to maturity in an unrealized loss position	$2,353	$(94)	202	$22	$(1)	1	$2,376	$(94)	203

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2012	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$21	$—	42	$4	$—	5	$26	$—	47
U.S. government agencies	—	—	—	2	—	2	2	—	2
Corporate	92	(2)	27	44	(1)	2	136	(3)	29
Trust preferred securities	1	—	1	13	(1)	6	14	(1)	7
Total debt securities	115	(2)	70	64	(2)	15	178	(5)	85
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	23	—	6	—	—	—	23	—	6
Federal National Mortgage Association	1	—	7	—	—	2	2	—	9
Collateralized mortgage obligations:
Federal National Mortgage Association	232	(1)	12	—	—	—	232	(1)	12
Federal Home Loan Mortgage Corporation	118	—	6	—	—	—	118	—	6
Non-agency issued	—	—	—	4	—	1	4	—	1
Total collateralized mortgage obligations	350	(1)	18	4	—	1	354	(1)	19
Total residential mortgage-backed securities	374	(1)	31	4	—	3	379	(1)	34
Commercial mortgage-backed securities, non-agency issued	30	(1)	5	32	(1)	4	61	(1)	9
Total mortgage-backed securities	404	(2)	36	36	(1)	7	440	(3)	43
Collateralized loan obligations, non-agency issued	168	(1)	25	—	—	—	168	(1)	25
Asset-backed securities collateralized by:
Student loans	2	—	1	26	—	1	28	—	2
Credit cards	6	—	2	—	—	—	6	—	2
Auto loans	42	—	7	—	—	—	42	—	7
Other	5	—	2	—	—	1	5	—	3
Total asset-backed securities	54	—	12	26	—	2	80	—	14
Other	—	—	—	8	—	3	8	—	3
Total securities available for sale in an unrealized loss position	$741	$(5)	143	$134	$(3)	27	$874	$(8)	170
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$2	$—	1	$—	$—	—	$2	$—	1
Collateralized mortgage obligations:
Government National Mortgage Association	23	—	2	—	—	—	23	—	2
Total securities held to maturity in an unrealized loss position	$25	$—	3	$—	$—	—	$25	$—	3

We have assessed our securities that were in an unrealized loss position at December 31, 2013 and 2012 and determined that any decline in fair value below amortized cost was temporary.
For our CLOs subject to the Volcker Rule in an unrealized loss position, we believe it is more likely than not that we will be able to hold these securities to recovery. While there may be additional regulatory guidance, similar to the interim final rule issued on January 14, 2014 that provided relief to banks to hold certain Trust Preferred Collateralized Debt Obligations, or a legislative ruling that, if they occur, would enable us to continue to hold the CLO securities under the Volcker Rule, we may be able to develop structural solutions that can be applied to our CLO securities to bring them into compliance with the final Volcker Rule.
In making this determination for the remaining portfolio, we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
Scheduled contractual maturities of our investment securities were as follows at December 31, 2013:

	Amortized cost	Fair value
Debt securities:
Within one year	$228	$229
After one year through five years	875	902
After five years through ten years	592	592
After ten years	16	15
Total debt securities	1,710	1,739
Mortgage-backed securities	7,331	7,304
Collateralized loan obligations	1,392	1,431
Asset-backed securities	896	905
Other	33	33
	$11,362	$11,411
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio was 3.5 years at December 31, 2013, which was consistent with the duration at December 31, 2012.

On March 29, 2013, we transferred $3 billion of residential mortgage-backed securities from available for sale to held to maturity. The amortized cost, unrealized gains and losses, and fair value of these transferred investment securities immediately prior to the transfer were as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Residential mortgage-backed securities:
Government National Mortgage Association	$15	$1	$—	$15
Federal National Mortgage Association	173	12	—	185
Federal Home Loan Mortgage Corporation	96	5	—	102
Collateralized mortgage obligations:
Government National Mortgage Association	885	26	—	910
Federal National Mortgage Association	1,019	9	(3)	1,026
Federal Home Loan Mortgage Corporation	758	7	(2)	763
Total collateralized mortgage obligations	2,662	42	(4)	2,699
Total residential mortgage-backed securities	$2,946	$59	$(4)	$3,001
During the quarter ended June 30, 2012 and subsequent to the HSBC Branch Acquisition, we transferred certain mortgage-backed securities with a carrying value of $861 million from our held to maturity portfolio to our available for sale portfolio. We then sold these and other mortgage-backed securities in our available for sale portfolio with a total carrying value of $3 billion for a total pre-tax gain of $21 million in order to manage our interest rate risk and strengthen key financial metrics. The securities sold were selected based on an assessment of their prepayment risk and did not include any that were purchased in conjunction with the HSBC Branch Acquisition. The proceeds from these sales were used to pay down short-term borrowings.
At December 31, 2013 and 2012, $5.6 billion and $5.5 billion, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the FHLB and Federal Reserve Bank (“FRB”), as well as repurchase agreements, certain deposits, and derivative instruments. At December 31, 2013, our investment portfolio included securities issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association with a fair value of $1.6 billion, $2.2 billion, and $1.8 billion, respectively. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
Our investment in FHLB stock consists of $231 million and $102 million of FHLB of New York common stock and FHLB of Boston common stock, respectively, at December 31, 2013 and of $140 million, $24 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at December 31, 2012.
Our investment in FRB stock amounted to $136 million at December 31, 2013 and 2012.

Note 4. Loans and Leases
Overall Portfolio
Our loan portfolio is made up of two segments, commercial loans and consumer loans. Those segments are further segregated between our loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans). Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, indirect auto, credit cards, and other consumer loans.
Our loans and leases receivable consisted of the following at December 31:

	2013			2012
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$5,527	$1,387	$6,914	$4,491	$1,975	$6,466
Construction	828	36	864	552	75	627
Business	4,876	414	5,290	4,286	667	4,953
Total commercial	11,231	1,838	13,068	9,330	2,716	12,047
Consumer:
Residential real estate	1,902	1,546	3,448	1,724	2,037	3,762
Home equity	1,618	1,134	2,752	1,286	1,366	2,652
Indirect auto	1,544	—	1,544	601	—	601
Credit cards	325	—	325	215	100	315
Other consumer	302	—	302	215	118	334
Total consumer	5,691	2,680	8,371	4,042	3,621	7,663
Total loans and leases	16,922	4,517	21,440	13,372	6,338	19,710
Allowance for loan losses	(205)	(4)	(209)	(161)	(2)	(163)
Total loans and leases, net	$16,717	$4,514	$21,230	$13,211	$6,336	$19,547
As of December 31, 2013 and 2012, we had a liability for unfunded loan commitments of $13 million and $12 million, respectively. For the years ended 2013 and 2012, we recognized provision for credit losses related to our unfunded loan commitments of $2 million and $1 million, respectively.
Of the $2.8 billion and $2.7 billion home equity portfolio at December 31, 2013 and 2012, respectively, $1.0 billion and $0.9 billion were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of December 31, 2013 and 2012.

Acquired loan portfolios
We have acquired loans in four acquisitions since January 1, 2009. All acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification Topic (“ASC”) 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) or ASC 310-20 (Nonrefundable Fees and Other Costs.)
The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at December 31:

	2013	2012
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$18	$31
Carrying amount	12	24
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	3,301	4,774
Carrying amount	3,233	4,690
Other acquired loans
Outstanding principal balance	1,321	1,696
Carrying amount	1,273	1,623
Total acquired loans
Outstanding principal balance	4,640	6,501
Carrying amount	4,517	6,338
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2012	$(1,187)
HSBC acquisition	(91)
Net reclassifications from nonaccretable yield	(28)
Accretion	249
Balance at December 31, 2012	(1,057)
Reclassifications from nonaccretable yield	(15)
Accretion	199
Other (1)	22
Balance at December 31, 2013	$(851)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
During the first quarter of 2013, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances.  The increase in prepayment speed assumptions reduced our accretable discount by $22 million.  This change did not materially impact our interest income or net interest margin in 2013.

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

The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the years ended December 31:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
2013
Allowance for loan losses:
Balance at beginning of year	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	17	48	(1)	6	9	11	8	96
Charge-offs	(10)	(31)	(2)	(3)	(3)	(6)	(8)	(63)
Recoveries	4	3	1	—	1	1	2	11
Balance at end of year	$48	$119	$2	$7	$10	$13	$6	$205
Allowance for loan losses:
Individually evaluated for impairment	$4	$2	$1	$3	$—	$—	$—	$9
Collectively evaluated for impairment	44	117	1	4	10	13	6	196
Total	$48	$119	$2	$7	$10	$13	$6	$205
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$72	$59	$20	$8	$1	$—	$3	$163
Collectively evaluated for impairment	6,282	4,818	1,882	1,610	1,543	325	299	16,759
Total	$6,354	$4,876	$1,902	$1,618	$1,544	$325	$302	$16,922
2012
Allowance for loan losses:
Balance at beginning of year	$50	$57	$4	$4	$—	$—	$2	$118
Provision for loan losses	(7)	67	3	4	4	8	5	84
Charge-offs	(7)	(27)	(3)	(4)	(1)	(1)	(4)	(46)
Recoveries	1	2	—	—	—	—	1	6
Allowance related to loans sold	—	—	—	—	—	—	—	(1)
Balance at end of year	$38	$99	$5	$5	$3	$7	$5	$161
Allowance for loan losses:
Individually evaluated for impairment	$3	$5	$3	$1	$—	$—	$—	$11
Collectively evaluated for impairment	35	94	1	4	3	7	5	150
Total	$38	$99	$5	$5	$3	$7	$5	$161
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$67	$58	$20	$5	$—	$—	$2	$152
Collectively evaluated for impairment	4,977	4,228	1,705	1,281	601	215	214	13,221
Total	$5,044	$4,286	$1,724	$1,286	$601	$215	$215	$13,372

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home Equity	Indirect auto	Credit cards	Other Consumer	Total
2011
Allowance for loan losses:
Balance at beginning of year	$47	$42	$2	$2	$—	$—	$3	$95
Provision for loan losses	12	30	3	5	—	—	1	51
Charge-offs	(12)	(17)	(2)	(2)	—	—	(3)	(36)
Recoveries	3	3	1	—	—	—	1	8
Balance at end of year	$50	$57	$4	$4	$—	$—	$2	$118
Allowance for loan losses:
Individually evaluated for impairment	$3	$2	$2	$—	$—	$—	$—	$7
Collectively evaluated for impairment	47	56	2	4	—	—	2	111
Total	$50	$57	$4	$4	$—	$—	$2	$118
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$60	$29	$13	$2	$—	$—	$—	$104
Collectively evaluated for impairment	3,921	2,923	1,631	1,131	—	—	167	9,772
Total	$3,981	$2,952	$1,644	$1,132	$—	$—	$167	$9,876

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the years ended December 31:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
2013
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	4	—	1	3	—	(1)	7
Charge-offs	(4)	—	—	—	—	(1)	(5)
Recoveries	—	—	—	—	—	—	—
Balance at end of year	$—	$—	$1	$3	$—	$—	$4
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	4
Total	$—	$—	$1	$3	$—	$—	$4
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1	$7	$—	$1	$—	$—	$10
Collectively evaluated for impairment	—	305	—	960	—	—	1,264
Loans acquired with deteriorated credit quality	1,423	102	1,546	173	—	—	3,244
Total	$1,423	$414	$1,546	$1,134	$—	$—	$4,517
2012
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$2	$2
Provision for loan losses	6	—	—	—	—	1	7
Charge-offs	(7)	—	—	—	—	(2)	(9)
Recoveries	1	—	—	—	—	—	1
Balance at end of year	$—	$—	$—	$—	$—	$1	$2
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	1	2
Total	$—	$—	$—	$—	$—	$1	$2
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1	$7	$—	$2	$—	$—	$10
Collectively evaluated for impairment	—	427	—	1,045	100	42	1,614
Loans acquired with deteriorated credit quality	2,048	233	2,037	319	—	76	4,713
Total	$2,049	$667	$2,037	$1,366	$100	$118	$6,338

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
2011
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$—	$—
Provision for loan losses	1	—	—	—	—	2	3
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of year	$—	$—	$—	$—	$—	$2	$2
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	2	2
Total	$—	$—	$—	$—	$—	$2	$2
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	531	—	607	—	44	1,182
Loans acquired with deteriorated credit quality	2,263	289	2,369	426	—	68	5,415
Total	$2,263	$820	$2,369	$1,034	$—	$111	$6,597
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at December 31:

	2013			2012
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$53	$1	$54	$51	$1	$52
Business	42	9	51	47	9	56
Total commercial	95	10	105	98	10	108
Consumer:
Residential real estate	31	—	31	27	—	27
Home equity	18	20	39	14	19	33
Indirect auto	6	—	6	1	—	1
Other consumer	6	—	6	3	—	3
Total consumer	62	20	82	45	20	65
Total	$157	$30	$188	$143	$30	$173

The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the years ending December 31:

	2013	2012	2011
Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$7	$7	$6

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at December 31. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 69% and 67% of the loans’ contractual principal balance at December 31, 2013 and 2012, respectively.

	2013			2012
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$48	$63	$—	$42	$55	$—
Business	55	84	—	34	57	—
Total commercial	103	146	—	76	112	—
Consumer:
Residential real estate	12	12	—	6	6	—
Home equity	4	5	—	3	3	—
Indirect auto	1	1	—	—	—	—
Other consumer	1	1	—	2	2	—
Total consumer	18	20	—	11	12	—
Total	$121	$166	$—	$87	$124	$—
With a related allowance recorded:
Commercial:
Real estate	$24	$35	$4	$25	$37	$3
Business	4	6	2	24	31	5
Total commercial	28	41	5	48	68	7
Consumer:
Residential real estate	8	9	1	13	14	3
Home equity	4	5	3	2	3	1
Indirect auto	1	1	—	—	—	—
Other consumer	1	1	—	—	—	—
Total consumer	14	16	4	16	17	4
Total	$42	$57	$9	$64	$85	$11
Total
Commercial:
Real estate	$72	$97	$4	$67	$92	$3
Business	59	90	2	58	89	5
Total commercial	131	187	5	125	181	7
Consumer:
Residential real estate	20	21	1	20	20	3
Home equity	8	10	3	5	6	1
Indirect auto	1	2	—	—	—	—
Other consumer	3	3	—	2	2	—
Total consumer	32	36	4	27	28	4
Total	$163	$222	$9	$152	$209	$11

The following table provides information about our impaired acquired loans with no related allowance at December 31. The remaining credit mark is considered adequate to cover any loss on these balances.

	2013			2012
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$1	$4	$—	$1	$5	$—
Business	7	8	—	7	7	—
Total commercial	8	12	—	8	12	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	1	2	—	2	3	—
Other consumer	—	—	—	—	—	—
Total consumer	1	2	—	2	3	—
Total(1)	$10	$14	$—	$10	$16	$—

(1)	Includes nonaccrual purchased credit impaired loans.
The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the years ended December 31:

	2013		2012		2011
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$80	$1	$72	$1	$51	$3
Business	63	1	63	1	24	2
Total commercial	142	2	135	2	75	5
Consumer:
Residential real estate	20	—	20	—	13	1
Home equity	5	—	4	—	1	—
Indirect auto	1	—	—	—	—	—
Other consumer	3	—	2	—	—	—
Total consumer	29	1	26	—	14	1
Total	$172	$3	$161	$3	$88	$5

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the years ended December 31. There were no impaired acquired loans at December 31, 2011.

	2013		2012
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$1	$—	$1	$—
Business	7	—	8	—
Total commercial	8	—	9	—
Consumer:
Residential real estate	—	—	—	—
Home equity	—	—	1	—
Other consumer	—	—	—	—
Total consumer	—	—	1	—
Total(1)	$9	$—	$10	$—

(1)	Includes nonaccrual purchased credit impaired loans.
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
The following table is a reconciliation between nonaccrual loans and impaired loans at December 31:

	2013			2012
	Commercial	Consumer	Total	Commercial	Consumer	Total

Nonaccrual loans	$105	$82	$188	$108	$65	$173
Plus: Accruing TDRs	45	8	52	36	10	46
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11)	(57)	(67)	(12)	(45)	(57)
Total impaired loans(1)	$139	$33	$172	$133	$29	$162

(1)	Included nonaccrual purchased credit impaired loans.
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.

The following table contains an aging analysis of our loans by class at December 31:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
2013
Originated loans
Commercial:
Real estate	$5	$2	$27	$34	$6,321	$6,354	$—
Business	4	3	20	28	4,849	4,876	—
Total commercial	9	5	47	61	11,169	11,231	—
Consumer:
Residential real estate	6	2	21	30	1,872	1,902	—
Home equity	3	2	12	17	1,601	1,618	—
Indirect auto	12	2	3	18	1,526	1,544	—
Credit cards	2	1	3	6	319	325	3
Other consumer	3	1	3	7	295	302	—
Total consumer	27	9	43	79	5,613	5,691	3
Total	$36	$15	$90	$140	$16,782	$16,922	$3
Acquired loans
Commercial:
Real estate	$8	$8	$37	$52	$1,371	$1,423	$36
Business	2	1	8	11	403	414	5
Total commercial	10	8	45	63	1,774	1,838	41
Consumer:
Residential real estate	19	11	64	94	1,452	1,546	64
Home equity	7	4	20	31	1,103	1,134	5
Total consumer	26	15	84	125	2,555	2,680	70
Total	$35	$23	$130	$188	$4,330	$4,517	$110
2012
Originated loans
Commercial:
Real estate	$4	$3	$40	$47	$4,996	$5,044	$4
Business	5	5	19	29	4,257	4,286	—
Total commercial	10	7	60	77	9,253	9,330	4
Consumer:
Residential real estate	8	2	19	29	1,695	1,724	—
Home equity	3	2	9	13	1,273	1,286	—
Indirect auto	4	—	—	5	596	601	—
Credit cards	—	—	—	1	214	215	—
Other consumer	2	1	1	4	212	215	—
Total consumer	17	5	30	52	3,990	4,042	—
Total	$26	$13	$90	$129	$13,244	$13,372	$5
Acquired loans
Commercial:
Real estate	$11	$18	$80	$109	$1,940	$2,049	$79
Business	6	2	13	20	647	667	6
Total commercial	16	20	93	129	2,587	2,716	85
Consumer:
Residential real estate	24	12	69	105	1,932	2,037	69
Home equity	10	5	21	36	1,329	1,366	7
Credit cards	3	2	4	8	92	100	4
Other consumer	2	1	2	5	113	118	2
Total consumer	39	20	96	155	3,466	3,621	82
Total	$55	$40	$189	$284	$6,053	$6,338	$167

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at December 31:

	Real estate	Business	Total	Percent of total
2013
Originated loans:
Pass	$6,028	$4,590	$10,618	94.6%
Criticized:(1)
Accrual	273	244	517	4.6%
Nonaccrual	53	42	95	0.8%
Total criticized	327	286	612	5.4%
Total	$6,354	$4,876	$11,231	100.0%
Acquired loans:
Pass	$1,260	$359	$1,619	88.2%
Criticized:(1)
Accrual	162	46	208	11.3%
Nonaccrual	1	9	10	0.5%
Total criticized	163	55	218	11.8%
Total	$1,423	$414	$1,838	100.0%
2012
Originated loans:
Pass	$4,746	$4,069	$8,815	94.5%
Criticized:(1)
Accrual	247	170	417	4.5%
Nonaccrual	51	47	98	1.0%
Total criticized	298	217	515	5.5%
Total	$5,044	$4,286	$9,330	100.0%
Acquired loans:
Pass	$1,794	$582	$2,376	87.4%
Criticized:(1)
Accrual	254	77	331	12.2%
Nonaccrual	1	9	10	0.4%
Total criticized	255	85	341	12.6%
Total	$2,049	$667	$2,716	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Part I, Item 1, “Business,” under the heading “Asset Quality Review.”

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at December 31:

	Residential real estate	Home equity	Indirect Auto	Credit cards	Other consumer	Total	Percent of total
2013
Originated loans by refreshed FICO score:
Over 700	$1,609	$1,327	$993	$223	$173	$4,324	76.0%
660-700	128	158	304	53	53	696	12.2
620-660	56	69	149	25	28	328	5.8
580-620	32	30	55	12	14	142	2.5
Less than 580	38	30	43	8	15	135	2.4
No score(1)	39	3	—	4	20	66	1.1
Total	$1,902	$1,618	$1,544	$325	$302	$5,691	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,074	$874	$—	$—	$—	$1,948	72.7%
660-700	115	103	—	—	—	218	8.1
620-660	61	57	—	—	—	119	4.4
580-620	57	39	—	—	—	95	3.6
Less than 580	75	40	—	—	—	114	4.3
No score(1)	164	21	—	—	—	185	6.9
Total	$1,546	$1,134	$—	$—	$—	$2,680	100.0%
2012
Originated loans by refreshed FICO score:
Over 700	$1,382	$1,010	$335	$137	$118	$2,981	73.7%
660-700	167	149	146	37	49	548	13.6
620-660	68	59	76	18	28	249	6.2
580-620	39	28	27	9	10	113	2.8
Less than 580	58	36	16	11	10	131	3.2
No score(1)	12	4	1	3	1	20	0.5
Total	$1,724	$1,286	$601	$215	$215	$4,042	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,353	$998	$—	$63	$57	$2,472	68.3%
660-700	177	136	—	17	18	348	9.6
620-660	104	84	—	9	11	207	5.7
580-620	73	54	—	4	6	136	3.8
Less than 580	109	70	—	5	8	193	5.3
No score(1)	222	24	—	1	19	265	7.3
Total	$2,037	$1,366	$—	$100	$118	$3,621	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at December 31:

	2013	2012	2011
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$52	$46	$44
Nonaccrual	56	42	34
Total troubled debt restructurings(1)	$108	$89	$77

(1)	Includes 40 and 44 acquired loans that were restructured with a recorded investment of $1 million and $3 million at December 31, 2013 and 2012, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.
The financial effects of our modifications are as follows for the years ended December 31:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
2013
Commercial:
Commercial real estate
Extension of term	5	$9	$1	$1
Deferral of principal	1	8	—	—
Extension of term and rate reduction	8	17	1	—
Commercial business
Extension of term	10	10	2	—
Extension of term and rate reduction	7	1	—	—
Total commercial	31	46	4	1
Consumer:
Residential real estate
Extension of term	2	—	—	—
Rate reduction	3	—	—	—
Deferral of principal and extension of term	5	—	—	—
Extension of term and rate reduction	11	2	—	—
Chapter 7 Bankruptcy	15	1	—	—
Home equity
Rate reduction	2	—	—	—
Deferral of principal and extension of term	3	—	—	—
Extension of term and rate reduction	3	—	—	—
Chapter 7 Bankruptcy	61	2	—	—
Indirect auto
Chapter 7 Bankruptcy	74	1	—	—

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Other consumer
Extension of term	1	$—	$—	$—
Rate reduction	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	54	1	—	—
Total consumer	236	9	—	—
Total	267	$55	$4	$2
2012
Commercial:
Commercial real estate
Extension of term	10	$11	$1	$—
Deferral of principal	1	—	—	—
Extension of term and rate reduction	1	1	—	—
Commercial business
Extension of term	8	4	—	—
Deferral of principal	1	—	—	—
Rate reduction	1	—	—	—
Extension of term and rate reduction	2	4	1	1
Total commercial	24	20	2	1
Consumer:
Residential real estate
Extension of term	4	—	—	—
Rate reduction	3	—	—	—
Deferral of principal and extension of term	5	1	—	—
Extension of term and rate reduction	3	2	—	—
Chapter 7 Bankruptcy	79	6	—	—
Other	6	1	—	—
Home equity
Extension of term and rate reduction	4	—	—	—
Chapter 7 Bankruptcy	160	7	—	—
Other	2	—	—	—
Indirect auto
Chapter 7 Bankruptcy	12	—	—	—
Other consumer
Chapter 7 Bankruptcy	60	2	—	—
Total consumer	338	20	—	1
Total	362	$40	$2	$1

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during the year ended December 31 are as follows:

	2013	2012
Commercial:
Real estate	$—	$1
Business	—	6
Total commercial	—	7
Consumer:
Residential real estate	—	—
Home Equity	—	—
Consumer	—	—
Total consumer	—	—
Total	$—	$7
Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at December 31:

	2013	2012	2011
Loans classified as held for sale	$50	$155	$94
Loans sold during the year	1,400	1,444	738
Gains on sale of loans, net	12	9	3
Mortgages serviced for others	3,665	2,909	2,071
Mortgage servicing asset recorded for loans serviced for others, net	35	26	17
Note 5. Premises and Equipment
The following table presents the composition of our premises and equipment at December 31:

	2013	2012
Land	$29	$29
Buildings and leasehold improvements	287	270
Furniture and equipment	307	268
Total	623	567
Accumulated depreciation	(205)	(156)
Premises and equipment, net	$418	$411
Our rent expense, which is included in occupancy and equipment in our Consolidated Statements of Income, was $33 million, $28 million, and $34 million, for 2013, 2012, and 2011, respectively.

Note 6. Goodwill and Other Intangible Assets
Goodwill
The following table shows information regarding our goodwill for the periods indicated:

	Banking	Financial services	Consolidated total
Balances at January 1, 2012	$1,641	$68	$1,708
Acquisitions	780	—	780
Branch sales	(5)	—	(5)
Balances at December 31, 2012	2,416	68	2,484
Purchase accounting adjustments(1)	(35)	—	(35)
Balances at December 31, 2013	$2,381	$68	$2,449

(1)	Establishment of deferred tax assets in connection with the HSBC Branch Acquisition and our National City Bank branch acquisition.
We perform our annual impairment test of goodwill on November 1st of each year. After giving appropriate consideration to all available information, we determined that no impairment of goodwill had been incurred in either 2013 or 2012.
As part of our impairment test, we utilized both the income and market approaches to compare the carrying values of our Banking and Financial Services reporting units to their estimated fair values.
Key changes in the market and our operations were monitored from our impairment test date of November 1st to each year end date in order to identify circumstances necessitating further testing of impairment. No such changes were noted for 2013 or 2012.
At February 24, 2014, the market value of a share of our common stock was $8.82, representing a decline from the $11.05 market value of our common stock at November 1, 2013. The market value of a share of our common stock could be an indicator that an event has occurred which could be indicative of goodwill impairment, which may require us to reevaluate goodwill for impairment prior to the next annual test. As of the date of the filing of these financial statements, we do not know whether or not we will be required to assess goodwill for impairment prior to the next annual impairment test, and if so, whether there will be any goodwill impairment.
Other Intangible Assets
The following table provides information regarding our amortizing intangible assets at December 31:

	2013	2012
Core deposit intangible	$191	$191
Accumulated amortization	(139)	(111)
Net carrying amount	52	81
Customer lists	95	99
Accumulated amortization	(53)	(46)
Net carrying amount	42	53
Total amortizing intangible assets, net	$94	$134

The estimated future amortization expense for our amortizing intangible assets is as follows at December 31, 2013:

	First quarter	Second quarter	Third quarter	Fourth quarter	Total
2014	$8	$7	$6	$6	$27
2015	6	5	4	4	19
2016	4	3	3	3	13
2017	3	3	3	3	12
2018	3	2	2	2	9
Thereafter					14
Note 7. Deposits
Our deposits consisted of the following at December 31:

	2013		2012
	Balance	Weighted average rate	Balance	Weighted average rate
Core deposits:
Savings	$3,667	0.10%	$3,888	0.15%
Interest-bearing checking	4,744	0.04	4,451	0.07
Money market deposits	9,740	0.21	10,581	0.28
Noninterest-bearing	4,866	—	4,644	—
Total core deposits	23,016	0.12	23,563	0.17
Certificates	3,649	0.68	4,113	0.81
Total deposits	$26,665	0.20%	$27,677	0.27%
Interest expense on our deposits is summarized as follows for the years ended December 31:

	2013	2012	2011
Certificates	$26	$33	$40
Money market deposits	21	26	36
Savings	4	5	5
Interest-bearing checking	2	2	2
Total interest expense	$53	$67	$83
Interest rates on our certificates range from 0.05% to 5.02% at December 31, 2013. Certificates of deposit that we issued in amounts over $100 thousand amounted to $928 million, $1.7 billion, and $1.3 billion at December 31, 2013, 2012, and 2011, respectively. Interest expense on certificates of deposit over $100 thousand totaled $11 million, $11 million, and $16 million in 2013, 2012, and 2011, respectively. Included in certificates of deposit issued in amounts over $100 thousand at December 31, 2013, 2012 and 2011 are $739 million, $635 million and $62 million, respectively, of brokered deposits.
Included in total deposits are municipal deposits totaling $2.9 billion and $3.3 billion at December 31, 2013 and 2012, respectively.

Note 8. Borrowings
Our outstanding borrowings are summarized as follows at December 31:

	2013	2012
Short-term borrowings:
FHLB advances	$4,304	$2,439
Repurchase agreements	518	545
Total short-term borrowings	4,822	2,984
Long-term borrowings:
Senior notes (maturing in 2020)	298	297
Subordinated notes (maturing in 2021)	298	298
Junior subordinated debentures (maturing between 2030 and 2037)	113	112
Other (maturing between 2014 and 2032)	25	25
Total long-term borrowings	734	732
Total borrowings	$5,556	$3,716
Our FHLB advances bear interest rates ranging from 0.39% to 0.51% and had a weighted average rate of 0.46% at December 31, 2013 and 0.43% at December 31, 2012. Our repurchase agreements bear interest rates ranging from 0.02% to 0.20% and had a weighted average rate of 0.18% at December 31, 2013 and 2012. Our senior notes and subordinated notes bear interest at annual rates of 6.75% and 7.25%, respectively. Our junior subordinated debentures bear interest rates ranging from 1.52% to 10.88% and have a weighted average interest rate of 2.65% at December 31, 2013.
Interest expense on our borrowings is summarized as follows for the years ended December 31:

	2013	2012	2011
FHLB advances	$14	$19	$43
Repurchase agreements	1	17	31
Senior notes	21	21	21
Subordinated notes	23	23	1
Junior subordinated debentures	5	6	5
Total interest expense	$64	$86	$101
Our Bank has lines of credit with the FHLB, FRB, and commercial banks that serve as secondary funding sources for lending, liquidity, and asset and liability management. At December 31, 2013 and 2012, the FHLB facility totaled $4.5 billion and $4.0 billion, respectively, of which $4.2 billion and $2.4 billion was utilized and secured by approximately $3.9 billion and $4.0 billion, respectively, of our commercial real estate, residential real estate, and multifamily loans. Investment securities used to secure the FHLB facility totaled $584 million at December 31, 2013 and no investment securities were used to secure the FHLB facility at December 31, 2012. As of December 31, 2013 and 2012, our lines of credit totaled $777 million and $738 million, respectively with the FRB, and $200 million at December 31, 2013 and 2012, with commercial banks, neither of which was utilized at December 31, 2013 and 2012. Our lines of credit with commercial banks include a committed line of credit agreement, which contains a negative pledge against our First Niagara Bank, N.A. stock and the maintenance of certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to London Interbank Offered Rate (“LIBOR”) plus 150 basis points, resetting every 30, 60 or 90 days. Interest on the other lines of credit with commercial banks is payable at the overnight federal funds rate.
At times we may enter into repurchase agreements with various broker-dealers, whereby certain of our securities available for sale and certain of our securities held to maturity were pledged to collateralize the borrowings. We treat these repurchase agreements as financing transactions and our obligation to repurchase is reflected as a borrowing in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale and securities held to maturity in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. During 2013, we did not enter into any repurchase agreements with broker-dealers and therefore, none of our investment securities were pledged to collateralize these borrowings. Such repurchase agreements averaged $0.9 billion during 2012.
Our junior subordinated debentures include amounts related to our First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2013. The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $29 million, is $113 million at December 31, 2013. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2013. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.
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
The aggregate maturities of our long-term borrowings are as follows at December 31, 2013 (by year of maturity):

2014	$2
2015	2
2016	2
2017	2
2018	2
Thereafter	724

Total	$734

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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at December 31:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
2013
Derivatives designated as hedging instruments:
Interest rate swap agreements	$22	$—	$13	$1
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,092	76	3,094	76
Total derivatives	$3,114	$76	$3,107	$77
2012
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$15	$2
Derivatives not designated as hedging instruments:
Interest rate swap agreements	2,195	102	2,195	103
Total derivatives	$2,195	$102	$2,210	$105

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.

At December 31, 2013, some of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position of $49 million. We offset $76 million of liabilities with $27 million of assets in our Consolidated Statements of Financial Condition at December 31, 2013 related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $43 million at December 31, 2013.
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
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant during 2013 and 2012.
Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At December

31, 2013, we did not have any derivatives classified as cash flow hedges. At December 31, 2013, there was a $6 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.
The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the years ended December 31:

Cash Flow Hedges	2013		2012		2011
Interest rate swap agreements:
Amount of gain (loss) on derivatives recognized in other comprehensive income, net of tax	$1		$7		$(16)
Amount of (loss) on derivatives reclassified from other comprehensive income to income	(1)	(1)	(15)	(2)	(10)	(1)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.

(2)
Of this amount, $12 million was recognized in merger and acquisition integration expenses when the associated borrowings were repaid in connection with the HSBC Branch Acquisition and $4 million was recognized in interest expense on borrowings in our Consolidated Statements of Income.

Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $18 million and $25 million for the years ended December 31, 2013 and 2012, respectively, included in Capital Markets income in our Consolidated Statements of Income.
In the second quarter of 2012, we sold $3.1 billion of investment securities to a third party (“purchaser”) at a certain price as of the date of the sale. Under the sales agreement, the purchaser subsequently sold all of the investment securities over a set period of time and we received a portion of the additional net profits received in excess of the floor price. The agreement qualified as a free standing derivative and was accounted for at fair value. During 2012, we recorded a total gain of $5 million for the increase in the fair value of the derivative. The agreement concluded with the sale of all of the investment securities.

Note 10. Commitments and Contingent Liabilities
Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established under the contract. Our commitments generally have fixed expiration dates or other termination clauses, and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We also extend credit to our retail and commercial customers, up to a specified amount, through lines of credit. The borrowers are able to draw on these lines as needed, making our funding requirements for these products generally more difficult to predict.
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
We had a liability for unfunded commitments of $13 million and $12 million as of December 31, 2013 and 2012, respectively. For the years ending December 31, 2013, and 2012, we recognized provision for credit losses related to our unfunded commitments of $2 million and $1 million, respectively.
Information pertaining to our loan commitments is as follows at December 31:

	2013	2012
Outstanding commitments to originate loans:
Fixed rate	$217	$502
Variable rate	964	837
Total commitments outstanding	$1,181	$1,339
Unused lines of credit	$8,400	$7,734
Standby letters of credit	297	352
Commitments to sell residential mortgages	168	474
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in the recognition of a mortgage service asset upon sale and monthly service fee income, thereafter, net of servicing asset amortization.

Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases and capital lease obligations are as follows at December 31:

	Operating leases		Capital leases
2014	$33		$3
2015	30		3
2016	27		3
2017	21		3
2018	17		3
Thereafter	69	(1)	19	(2)

(1)	Thereafter through 2041.

(2)	Thereafter through 2032.
Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on our review and consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2013.
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

The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. are as follows at December 31:

			For capital adequacy		Minimum amount to be
	Actual		purposes		well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
2013
Leverage ratio	$2,526	7.26%	$1,392	4.00%	$1,739	5.00%
Tier 1 risk-based capital	2,526	9.56	1,057	4.00	1,585	6.00
Total risk-based capital	3,046	11.53	2,114	8.00	2,642	10.00
2012
Leverage ratio	$2,265	6.75%	$1,342	4.00%	$1,678	5.00%
Tier 1 risk-based capital	2,265	9.29	975	4.00	1,463	6.00
Total risk-based capital	2,737	11.23	1,950	8.00	2,437	10.00
First Niagara Bank, N.A.:
2013
Leverage ratio	$2,675	7.70%	$1,390	4.00%	$1,737	5.00%
Tier 1 risk-based capital	2,675	10.15	1,054	4.00	1,581	6.00
Total risk-based capital	2,898	10.99	2,109	8.00	2,637	10.00
2012
Leverage ratio	$2,423	7.23%	$1,340	4.00%	$1,676	5.00%
Tier 1 risk-based capital	2,423	9.94	975	4.00	1,462	6.00
Total risk-based capital	2,597	10.66	1,949	8.00	2,437	10.00
As of December 31, 2013, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). We are unaware of any conditions or events since the latest notification from federal regulators that have changed our capital adequacy categories. During 2012, the Company contributed $215 million of capital to the Bank. The Company did not contribute any capital to the Bank in 2013.
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Under the foregoing dividend restrictions, the Bank could pay additional dividends of approximately $464 million to the Company without obtaining regulatory approvals, however, this amount would be limited to $261 million to maintain its “well-capitalized” status.
The Bank paid $175 million and $45 million in dividends to the Company in 2013 and 2012, respectively.
Common Stock Repurchases
We did not repurchase shares of our common stock during 2013. As of December 31, 2013, we are authorized to repurchase up to 12 million shares of our common stock.

Preferred Stock
Our preferred stock pays dividends quarterly when, as and if declared by our board of directors, at a rate of 8.625% per year until February 15, 2017, whereby the dividends are then paid at a floating rate equal to three month LIBOR plus 7.327% per year. Additionally, the preferred stock has no maturity date. We may redeem the preferred stock, in whole or in part, from time to time, on any dividend payment date on or after February 15, 2017, at a redemption price of $25 per share, plus any declared and unpaid dividends.
Note 12. Income Taxes
The components of our income tax expense are as follows for the years ended December 31:

	2013	2012	2011
Current:
Federal	$119	$36	$81
State	4	1	6
	123	37	87
Deferred taxes (benefit):
Federal	3	31	3
State	1	3	(2)
	5	34	1
Total income tax expense	$128	$71	$88
Our effective tax rates for 2013, 2012, and 2011 were 30.2%, 29.6%, and 33.7%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows for the years ended December 31:

	2013	2012	2011
Tax expense at statutory rate	$148	$84	$92
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	4	2	3
Bank owned life insurance income	(6)	(5)	(4)
Tax exempt interest	(11)	(10)	(9)
Nondeductible acquisition costs	—	—	2
Credits	(13)	(2)	(2)
Other	6	2	7
Income taxes	$128	$71	$88

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities are as follows at December 31:

	2013	2012
Deferred tax assets:
Net operating loss and other carryforwards	$58	$77
Financial statement allowance for credit losses	111	103
Securitizations	2	(27)
Deferred compensation	13	15
Stock-based compensation	14	14
Other accrued expenses not currently deductible	21	18
Post-retirement benefit obligation	4	5
Nonperforming loan interest	12	9
Other	28	22
Total gross deferred tax assets	264	236

Valuation allowance	—	(2)

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(52)	(128)
Partnerships	(3)	(3)
Leases	(27)	(22)
Acquired intangibles	(33)	(29)
Premises and equipment	(19)	(19)
Mortgage servicing rights	(13)	(10)
Pension benefits	(37)	(22)
Other	(2)	(6)
Total gross deferred tax liabilities	(187)	(239)
Net deferred tax asset (liability)	$77	$(5)

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carrybacks, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our available historical taxable income, the opportunity for our net operating loss carrybacks, and projections for our future taxable income over the periods which our deferred tax assets are realizable, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2013.
We may carry net operating losses back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding 20 taxable years for Federal and State income tax purposes, subject to certain limitations. At December 31, 2013, we had net operating loss carryforwards of $139 million for Federal income tax purposes, which will begin to expire in 2020. These losses, subject to an annual limitation, were obtained through our acquisitions of Great Lakes Bancorp, Inc. and Harleysville. State net operating loss carryforwards at December 31, 2013 were $69 million and are expected to expire by 2030. As of December 31, 2013, there is no longer a valuation allowance for net operating loss carryover that is not expected to be utilized by then end of the carryover period.

We generated approximately $25 million in Federal and State tax credits in 2013 associated with investment tax credits that arose in 2013. We have Federal alternative minimum tax credits of approximately $7 million that have an unlimited carryforward period.

We had a valuation allowance of $0.2 million and $2 million, at December 31, 2013 and 2012, respectively. The change in the valuation allowance was recognized through the effective tax rate.

At December 31, 2013, our Bank’s Federal pre-1988 reserve, for which no Federal income tax provision has been made, was approximately $92 million. Under current Federal law, these reserves are subject to recapture into taxable income should our Bank make nondividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
A reconciliation of our unrecognized tax benefits is as follows for the years ended December 31:

	2013	2012	2011
Balance at beginning of year	$3	$3	$8
Additions based on tax positions related to the current year	1	1	1
Additions for tax positions of prior years	3	—	—
Reductions related to settlements with taxing authorities	(1)	(2)	—
Reductions as a result of a lapse of the applicable statute of limitations	—	—	(6)
Balance at end of year	$6	$3	$3
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $0.3 million at December 31, 2013 and 2012. The change in accrued penalties and interest for the current year impacted Consolidated Statements of Income as a component of provision for income taxes. We anticipate that approximately $0.1 million in unrecognized tax benefits will reverse in 2014.

As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next 12 months as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. With few exceptions, we are no longer subject to Federal and State income tax examinations by tax authorities for years before 2010. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Note 13. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the years ended December 31:

	2013	2012	2011
Net income available to common stockholders	$265	$141	$174
Less income allocable to unvested restricted stock awards	1	—	—
Net income allocable to common stockholders	$264	$140	$173
Weighted average common shares outstanding:
Total shares issued	366	366	285
Unallocated employee stock ownership plan shares	(2)	(2)	(3)
Unvested restricted stock awards	(2)	(1)	(1)
Treasury shares	(12)	(14)	(11)
Total basic weighted average common shares outstanding	350	349	271
Incremental shares from assumed vesting of restricted stock awards	1	—	—
Total diluted weighted average common shares outstanding	350	349	272
Basic earnings per common share	$0.75	$0.40	$0.64
Diluted earnings per common share	$0.75	$0.40	$0.64
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	11	12	11

Note 14. Other Comprehensive Income
The following table presents the activity in our other comprehensive income for the years ended December 31:

	Pretax	Income taxes	Net
2013
Securities available for sale:
Net unrealized holding losses arising during the year	$(177)	$(68)	$(109)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	(55)	(21)	(34)
Net unrealized losses on securities available for sale	(232)	(89)	(143)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the year	55	21	34
Amortization of net unrealized holding gains to income during the year	(20)	(7)	(12)	(1)
Net unrealized holding gains on securities transferred during the year	35	14	22
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	1	1	1	(2)
Pension and post-retirement actuarial gains	40	15	25
Total other comprehensive loss	$(154)	$(59)	$(95)
2012
Securities available for sale:
Net unrealized holding gains arising during the year	$177	$68	$109
Reclassification adjustment for realized gains included in net income	(16)	(6)	(10)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	4	2	2
Net unrealized gains on securities available for sale	165	64	101
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	(4)	(2)	(2)
Less: amortization of net unrealized holding gains to income during the year	(3)	(1)	(2)	(1)
Net unrealized holding gains on securities transferred during the year	(7)	(3)	(4)
Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the year	(1)	2	(3)
Reclassification adjustment for realized losses included in net income	15	6	10	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges	15	8	7
Pension and post-retirement actuarial losses	(24)	(10)	(14)
Total other comprehensive income	$149	$59	$89

	Pretax	Income taxes	Net
2011
Securities available for sale:
Net unrealized holding gains arising during the year	$68	$26	$42
Reclassification adjustment for realized gains included in net income	(5)	(2)	(3)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	(6)	(2)	(4)
Net unrealized gains on securities available for sale	56	22	35
Net unrealized holding gains on securities transferred from available for sale and held to maturity:
Net unrealized holding gains transferred during the year	6	2	4
Less: amortization of net unrealized holding gains to income during the year	(2)	(1)	(1)	(1)
Net unrealized holding gains on securities transferred during the year	4	2	3
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the year	(36)	(14)	(22)
Reclassification adjustment for realized losses included in net income	10	4	6	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges	(26)	(10)	(16)
Pension and post-retirement actuarial losses	(19)	(8)	(11)
Total other comprehensive income	$16	$6	$10

(1)	Included in Interest income on investment securities and other in our Consolidated Statement of Income.

(2)	Included in Interest expense on borrowings in our Consolidated Statement of Income.
The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains on securities transferred from available for sale to held to maturity	Unrealized gains on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2011	$71	$—	$3	$(16)	$58
Period change, net of tax	35	3	(16)	(11)	10
Balance, December 31, 2011	105	3	(13)	(27)	68
Period change, net of tax	101	(4)	7	(14)	89
Balance, December 31, 2012	207	(2)	(6)	(41)	157
Period change, net of tax	(143)	22	1	25	(95)
Balance, December 31, 2013	$64	$20	$(6)	$(16)	$62
During the next twelve months, we expect to reclassify $1 million of pre-tax net loss on previous cash flow hedges from accumulated other comprehensive income to earnings.

Note 15. Stock-Based Compensation
We offer several stock-based incentive plans which are described below. Stock-based compensation expense for 2013, 2012, and 2011 totaled $10 million, $11 million, and $8 million, respectively, which is included in salaries and benefits in our Consolidated Statements of Income.
Stock Option Plan
We have two stock-based compensation plans under which we grant options to our directors and key employees. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan (the “2002 Plan”), which expires in 2015, authorizes us to issue up to 8 million shares of common stock for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or performance unit awards. The 2012 Equity Incentive Plan (the "2012 Plan"), which expires in 2022, authorizes us to issue up to 7 million shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights, restricted stock awards or restricted stock units. During 2013, we granted stock options and stock awards and units under both plans. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a ten year term and become fully vested and exercisable over a period of three years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. At December 31, 2013, we had approximately 1 million and 3 million shares available for grant under the 2002 and 2012 plans, respectively.
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
Long-Term Performance Plan
We also have a Long-Term Performance Plan (the “LTPP Plan”) which provides our key executives and other employees with long-term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. The LTPP Plan is a multi-year performance plan, with stock-based incentive award opportunities if certain company performance targets are met. The LTPP Plan is funded by shares previously approved and authorized under the 2002 Plan and 2012 Plan. For the year ended December 31, 2013, we allocated approximately 30 thousand shares to the LTPP Plan.
At December 31, 2013, we held approximately 12 million shares of our stock as treasury shares, which is adequate to meet the share requirements of our current stock-based compensation plans. During 2013, we issued 1 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.

Stock Option Grants
The following is a summary of our stock option activity for the year ended December 31, 2013:

	Number of shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value(1)
Outstanding at January 1, 2013	11,175	$13.65
Granted	434	8.86
Exercised	(19)	9.84
Forfeited	(54)	10.70
Expired	(350)	21.37
Outstanding at December 31, 2013	11,186	$13.23	2.7 years	$1
Exercisable at December 31, 2013	10,533	$13.46	2.3 years	$—

(1)	Intrinsic value is the difference between the fair value of our stock at December 31, 2013 and the exercise price of the stock award.
The following is a summary of our nonvested stock option activity for the year ended December 31, 2013:

	Number of shares (in thousands)	Weighted average exercise price	Weighted average grant date fair value
Nonvested at January 1, 2013	800	$11.25	$3.00
Granted	434	8.86	2.36
Vested	(527)	11.56	3.07
Forfeited	(54)	10.70	2.86
Nonvested at December 31, 2013	653	$9.45	$2.52
The following is a summary of our stock options outstanding at December 31:

Exercise price	Options outstanding (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Options exercisable (in thousands)	Weighted average exercise price
2013
$8.86 – $12.00	1,835	$10.25	6.8	1,225	$10.80
$12.01 – $15.00	9,099	13.20	1.9	9,056	13.19
$15.01 – $18.00	42	15.25	0.5	42	15.25
$18.01 – $57.75	210	40.07	1.5	210	40.07
Total	11,186	13.23	2.7	10,533	13.46
2012
$9.71 – $13.00	2,693	$11.58	5.6	2,165	$12.00
$13.01 – $16.00	8,168	13.30	2.9	7,896	13.28
$16.01 – $20.00	19	16.27	0.6	19	16.27
$20.01 – $57.75	295	41.96	2.0	295	41.96
Total	11,175	13.65	3.5	10,375	13.83
2011
$9.71 – $13.00	2,569	$12.04	5.3	2,508	$12.02
$13.01 – $16.00	8,371	13.32	3.9	7,828	13.28
$16.01 – $20.00	19	16.27	1.6	19	16.27
$20.01 – $57.75	449	38.82	2.2	449	38.82
Total	11,408	14.04	4.2	10,804	14.05

The total intrinsic value of stock options exercised during 2013 was less than $100 thousand. No options were exercised during 2012. As of December 31, 2013, we have $1 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.8 years.
We use the Black-Scholes valuation method to estimate the fair value of our stock option awards. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the years ended December 31, as well as the weighted average assumptions that we utilized to compute the fair value of the options:

	2013	2012	2011
Options granted (in thousands)	434	528	288
Grant date weighted average fair value per stock option	$2.36	$2.73	$3.36
Grant date weighted average share price	$8.86	$9.84	$13.80
Dividend yield	3.61%	3.25%	4.64%
Risk-free interest rate	0.99%	1.26%	2.40%
Expected volatility factor	40.70%	40.36%	39.11%
Expected life (in years)	5.7	5.6	5.5
In the table above, the risk-free interest rate is the zero coupon U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
Restricted Stock Awards and Restricted Stock Units
We expense the grant date fair value of our restricted stock awards and restricted stock units over their respective vesting periods. At December 31, 2013 we had $12 million of unrecognized compensation cost related to unvested restricted stock awards and units and we expect this cost to be recognized over a weighted average period of 2.0 years.
The following is a summary of our restricted stock and restricted stock unit activity for 2013:

	Number of shares (in thousands)	Weighted average grant date fair value
Unvested at January 1, 2013	1,270	$10.67
Awarded	1,534	9.31
Vested	(573)	11.01
Forfeited	(128)	9.54
Unvested at December 31, 2013	2,103	$9.65
The fair value of restricted stock awards and restricted stock units that vested during 2013, 2012, and 2011 was $5 million, $3 million, and $3 million, respectively.
Restricted stock units granted to certain members of our Board of Directors vested on December 31, 2013 and 2012 but are not released until the board member retires. Dividend equivalent units earned during 2013 and 2012 on these restricted stock units totaled 4,495 and 3,020, respectively.

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
Accordingly, no employees are permitted to commence participation in the First Niagara Plan or the NewAlliance Plan (collectively, the “Plans”) and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plans. As of December 31, 2013, we have met all minimum ERISA funding requirements.
We also have unfunded supplemental executive retirement plans (“SERPs”) for which we have recorded an accumulated other comprehensive loss of $3 million and $5 million at December 31, 2013 and 2012, respectively. We had assumed these plans in connection with the NewAlliance and other previous acquisitions, therefore no employees are eligible to commence participation in the SERPs. The projected benefit obligation and accumulated benefit obligation for these SERPs was $21 million and $24 million, respectively, at December 31, 2013 and 2012.
Information regarding our pension plans is as follows at December 31:

	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$243	$219
Service cost	1	1
Interest cost	10	11
Actuarial (gain) loss	(26)	34
Benefits paid	(13)	(21)
Projected benefit obligation at end of year	214	243
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	276	157
Employer contributions	2	112
Actual return on plan assets	25	28
Benefits paid	(13)	(21)
Fair value of plan assets at end of year	290	276
Overfunded status at year end	$76	$33

Net pension cost is comprised of the following for the years ended December 31:

	2013	2012	2011
Service cost	$1	$1	$—
Interest cost	10	11	9
Expected return on plan assets	(16)	(14)	(7)
Amortization of unrecognized loss	3	2	1
Settlement credit	—	—	(9)
Net periodic pension (gain)	$(2)	$(2)	$(6)
Changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the years ended December 31:

	2013	2012
Net (gain) loss	$(38)	$26
Total (gain) loss recognized in other comprehensive income	(38)	26
Total recognized in net periodic pension cost and other comprehensive income	$(40)	$24
The principal actuarial assumptions we used were as follows for the years ended December 31:

	2013	2012	2011
Projected benefit obligation:
Discount rate	5.02%	4.04%	5.11%
Net periodic pension cost:
Discount rate	4.07%	5.16%	5.48%
Expected long-term rate of return on plan assets	5.89%	5.86%	5.00%
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
Our overall investment strategy with respect to the assets of the Retirement Plan of the First Niagara Financial Group, Inc. is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s target asset allocation is 74% fixed income securities, 21% equity securities and 5% cash. The fixed income portion of the Plan assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks as well as mid and small cap companies. We assumed equity securities to earn a return in the range of 8.5% to 9.5% and fixed income securities to earn a return in the range of 3.5% to 4.5%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to our Plan's target allocation, we expect the rate of return to be approximately 5.0%.
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

The fair values of the Plans’ assets by asset category and level within the fair value hierarchy are as follows at December 31:

Asset Category	Total	Level 1	Level 2	Level 3
2013
Cash	$43	$43	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	1	1	—	—
U.S. companies	32	32	—	—
International companies	2	2	—	—
Fixed income securities:
Corporate bonds	4	—	4	—
Exchange traded funds:
Large cap growth	15	15	—	—
Large cap value	9	9	—	—
Foreign large cap blend	3	3	—	—
Small and mid cap blend	2	2	—	—
Mutual fund investments:
Foreign large value and blend	14	14	—	—
Small and midcap growth and blend	11	11	—	—
Mortgage-backed securities	7	7	—	—
Large blend	26	26	—	—
Total return investment grade securities	41	41	—	—
Real estate	3	3	—	—
Diversified emerging markets	5	5	—	—
High yield bond	9	9	—	—
World bond	4	4	—	—
Intermediate term bond	58	58	—	—
	$290	$286	$4	$—

Asset Category	Total	Level 1	Level 2	Level 3
2012
Cash	$52	$52	$—	$—
Equity securities:
U.S. companies	24	24	—	—
International companies	2	2	—	—
Fixed income securities:
Corporate bonds	5	—	5	—
Exchange traded funds:
Large cap growth	12	12	—	—
Large cap value	6	6	—	—
Foreign large cap blend	2	2	—	—
Intermediate term bond fund	4	4	—	—
Diversified emerging markets	1	1	—	—
Small and mid cap blend	2	2	—	—
Mutual fund investments:
Foreign large value and blend	14	14	—	—
Small and midcap growth and blend	8	8	—	—
Mortgage-backed securities	7	7	—	—
Large blend	18	18	—	—
Total return investment grade securities	42	42	—	—
Real estate	3	3	—	—
Diversified emerging markets	3	3	—	—
High yield bond	5	5	—	—
World bond	4	4	—	—
Intermediate term bond	60	60	—	—
	$276	$271	$5	$—
The Plans did not hold any assets classified as Level 3 during 2013 or 2012.
Estimated benefit payments under our pension plans over the next ten years are as follow at December 31, 2013:

2014	$13
2015	13
2016	13
2017	13
2018	14
2019-2023	70

Other Post-Retirement Benefits
We have an unfunded post-retirement medical plan which we have modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. We also acquired three unfunded post-retirement employee benefit plans from our merger with NewAlliance which are also frozen. Information regarding these post-retirement plans is as follows at December 31:

	2013	2012
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$13	$15
Interest cost	1	1
Actuarial (gain)	(3)	(1)
Curtailments	—	(1)
Benefits paid	(1)	(1)
Accumulated post-retirement benefit obligation at end of year	$10	$13
Unfunded status at year end	$(10)	$(13)
The components of net periodic post-retirement benefit cost are as follows for the years ended December 31:

	2013	2012	2011
Interest cost	$1	$1	$1
Total periodic post-retirement cost	$—	$1	$1
Changes in plan benefit obligations recognized in other comprehensive income are as follows for the years ended December 31:

	2013	2012
Net (gain)	$(3)	$(2)
Total (gain) recognized in other comprehensive income	$(3)	$(2)
Total recognized in net periodic post-retirement cost and other comprehensive income	$(2)	$(1)
The principal actuarial assumptions used were as follows for the years ended December 31:

	2013	2012	2011
Accumulated post-retirement benefit obligation:
Discount rate	4.87%	3.89%	5.19%
Total periodic cost:
Discount rate	3.89%	5.19%	5.36%
The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.8% for 2013, and gradually decreased to 6.4% by 2015. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2013 and our total periodic cost for 2013 would have increased by 5% and 7%, respectively. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2013 and our total periodic cost would have decreased by 4% and 6%, respectively. We do not anticipate making any contributions to the post-retirement plan in 2013, except to continue funding benefit payments as they come due.

Estimated benefit payments under the post-retirement plan over the next ten years are as follows at December 31, 2013:

2014	$1
2015	1
2016	1
2017	1
2018	1
2019-2023	4
Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans are as follows for the years ended December 31:

	2013	2012
Other assets:
Fair value of plan assets in excess of projected benefit obligation	$76	$33
Other liabilities:
Accumulated post-retirement benefit obligation	$10	$13

Accumulated other comprehensive loss (income), net of taxes:
Pension plans	$19	$42
Post-retirement benefit plan	(2)	(1)
	$16	$41
401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 4% of employee contributions plus 50% of employee contributions between 5% and 6%. These matching contributions are 100% vested. Our total contributions to the 401(k) plan amounted to $13 million, $11 million, and $9 million for 2013, 2012, and 2011, respectively.
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
Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. We recognize compensation expense in an amount equal to the average market price of the shares released during the respective periods in which they are committed to be released. Compensation expense of $1 million, $2 million, and $2 million was recognized for 2013, 2012, and 2011, respectively, in connection with 178 thousand shares allocated to participants during both 2013 and 2012 and 265 thousand shares allocated to participants during 2011. The amounts of unallocated and allocated shares held by the ESOP were both 2 million at December 31, 2013 and 2012. The fair value of unallocated ESOP shares was $21 million and $17 million at December 31, 2013 and 2012, respectively.

Other Plans
We also sponsor various nonqualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $27 million, $18 million and $22 million for 2013, 2012, and 2011, respectively.
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determined the fair value using third party pricing services, including brokers. As of December 31, 2013, $1.4 billion of our investment securities were priced utilizing broker quotes and $68 million were internally priced. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations,"Critical Accounting Policies and Estimates," for details regarding our pricing process and sources.
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
There were no loans held for sale that were nonaccrual or 90 or more days past due as of December 31, 2013 or 2012. The table below presents information about our loans held for sale for which we elected the fair value option at December 31:

	2013	2012
Fair value carrying amount	$50	$155
Aggregate unpaid principal balance	1	149
Fair value carrying amount less aggregate unpaid principal balance	$49	$5
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
2013
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$529	$—	$529	$—
U.S. Treasury	20	20	—	—
U.S. government agencies	4	—	4	—
U.S. government sponsored enterprises	308	—	308	—
Corporate	868	—	868	—
Trust preferred securities	4	—	—	4
Total debt securities	1,734	20	1,709	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	40	—	40	—
Federal National Mortgage Association	139	—	139	—
Federal Home Loan Mortgage Corporation	159	—	159	—
Collateralized mortgage obligations:
Federal National Mortgage Association	761	—	761	—
Federal Home Loan Mortgage Corporation	379	—	379	—
Non-agency issued	13	—	13	—
Total collateralized mortgage obligations	1,152	—	1,152	—
Total residential mortgage-backed securities	1,490	—	1,490	—
Commercial mortgage-backed securities, non-agency issued	1,831	—	1,831	—
Total mortgage-backed securities	3,321	—	3,321	—
Collateralized loan obligations, non-agency issued	1,431	—	1,431
Asset-backed securities collateralized by:
Student loans	312	—	312	—
Credit cards	73	—	73	—
Auto loans	335	—	335	—
Other	186	—	186	—
Total asset-backed securities	905	—	905	—
Other	33	22	10	—
Total securities available for sale	7,423	43	7,376	4
Loans held for sale (1)	50	—	50	—
Derivatives	49	—	49	—
Total assets	$7,522	$43	$7,476	$4
Liabilities:
Derivatives	$50	$—	$50	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
2012
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$608	$—	$608	$—
U.S. Treasury	21	21	—	—
U.S. government agencies	5	—	5	—
U.S. government sponsored enterprises	404	—	404	—
Corporate	837	—	837	—
Trust preferred securities	14	—	—	14
Total debt securities	1,889	21	1,854	14
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	70	—	70	—
Federal National Mortgage Association	414	—	414	—
Federal Home Loan Mortgage Corporation	355	—	355	—
Collateralized mortgage obligations:
Government National Mortgage Association	1,091	—	1,091	—
Federal National Mortgage Association	1,474	—	1,474	—
Federal Home Loan Mortgage Corporation	1,047	—	1,047	—
Non-agency issued	61	—	61	—
Total collateralized mortgage obligations	3,674	—	3,674	—
Total residential mortgage-backed securities	4,513	—	4,513	—
Commercial mortgage-backed securities, non-agency issued	2,060	—	2,060	—
Total mortgage-backed securities	6,573	—	6,573	—
Collateralized loan obligations, non-agency issued	1,545	—	—	1,545
Asset-backed securities collateralized by:
Student loans	390	—	390	—
Credit cards	75	—	75	—
Auto loans	372	—	372	—
Other	119	—	119	—
Total asset-backed securities	956	—	956	—
Other	31	23	8	—
Total securities available for sale	10,994	44	9,391	1,559
Loans held for sale (1)	155	—	155	—
Derivatives	102	—	102	—
Total assets	$11,250	$44	$9,647	$1,559
Liabilities:
Derivatives	$105	$—	$105	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the years ended December 31:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
2013
Collateral dependent impaired loans	$32	$—	$20	$12	$(2)
2012
Collateral dependent impaired loans	$48	$—	$31	$17	$(2)
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
During 2013, we recorded an increase of $2 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $32 million at December 31, 2013, which is included in our provision for credit losses. During 2012, we recorded an increase of $2 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $48 million at December 31, 2012, which is included in our provision for credit losses.

Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the years ended December 31:

	2013			2012
	Trust preferred securities	Collateralized loan obligations	Total	Trust preferred securities	Collateralized loan obligations	Total
Balance at beginning of period	$14	$1,545	$1,559	$25	$—	$25
Transfers between level 2 and level 3(1)	—	(1,545)	(1,545)	—	158	158
Purchases	—	—	—	—	1,352	1,352
Settlements	(10)	—	(10)	(14)	—	(14)
Gains included in other comprehensive income	1	—	1	3	35	38
Losses included in earnings	(1)	—	(1)	—	—	—
Balance at end of period	$4	$—	$4	$14	$1,545	$1,559

(1)	Our policy is to recognize the transfer at the beginning of the period.
Due to the lack of observable market data, we have classified our trust preferred securities in Level 3 of the fair value hierarchy.
Our CLOs are securitized products where payments from multiple middle sized and large business loans are pooled together and passed on to different classes of owners in various tranches. In 2012 and most of 2013, the markets for such securities were generally characterized by low trading volumes and wide bid-ask spreads, all driven by more limited market participants. Although estimated prices were generally obtained for such securities, the level of market observable assumptions used was limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. During 2012, we transferred our CLOs from level 2 to level 3 of the fair value hierarchy as fair values utilized significant unobservable inputs because observable market data was not available to incorporate into the pricing during 2012. The securities were valued either by a third party specialist using a discounted cash flow approach and proprietary pricing model or internally using similarly developed models. The models considered estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types. During 2013, we transferred our collateralized loan obligations ("CLOs") from level 3 to level 2 of the fair value hierarchy based on increased trading activity and price transparency.
The table below provides a summary of our level 3 fair value measurements, valuation techniques, and the significant unobservable inputs at December 31:

	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
2012
Collateralized loan obligations	$1,545	Internally modeled	Market spreads	150 - 550 bps (213 bps)
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

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, are as follows at December 31:

	2013				2012
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$463	$463	1		$431	$431	1
Investment securities available for sale	7,423	7,423	1,2,3	(1)	10,994	10,994	1,2,3	(1)
Investment securities held to maturity	4,042	3,988	2		1,300	1,374	2
Federal Home Loan Bank and Federal Reserve Bank common stock	469	469	2		420	420	2
Loans held for sale	50	50	2		155	155	2
Loans and leases, net	21,230	21,774	2,3	(2)	19,547	20,213	2,3	(2)
Derivatives	49	49	2		102	102	2
Accrued interest receivable	103	103	2		108	108	2
Financial liabilities:
Deposits	$26,665	$26,695	2		$27,677	$27,852	2
Borrowings	5,556	5,599	2		3,716	3,774	2
Derivatives	50	50	2		105	105	2
Accrued interest payable	10	10	2		10	10	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $20 million and $31 million of collateral dependent impaired loans without significant adjustments made to appraised values at December 31, 2013 and 2012, respectively. All other loans and leases are classified as level 3.

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
Selected financial information for our segments follows for the years ended December 31:

	Banking	Financial services	Consolidated total
2013
Net interest income	$1,093	$—	$1,093
Provision for credit losses	105	—	105
Net interest income after provision for credit losses	988	—	988
Noninterest income	298	67	366
Amortization of intangibles	37	3	40
Other noninterest expense	839	52	891
Income before income taxes	411	12	423
Income tax expense	123	5	128
Net income	$288	$7	$295
2012
Net interest income	$1,023	$—	$1,023
Provision for credit losses	92	—	92
Net interest income after provision for credit losses	931	—	931
Noninterest income	291	68	360
Amortization of intangibles	41	4	45
Other noninterest expense	955	51	1,006
Income before income taxes	227	13	239
Income tax expense	66	5	71
Net income	$161	$8	$168
2011
Net interest income	$881	$—	$881
Provision for credit losses	58	—	58
Net interest income after provision for credit losses	823	—	823
Noninterest income	180	65	245
Amortization of intangibles	21	5	26
Other noninterest expense	728	53	781
Income before income taxes	254	8	262
Income tax expense	85	3	88
Net income	$169	$5	$174

Note 19. Condensed Parent Company Only Financial Statements
The following condensed statements of condition of the Company at December 31, 2013 and 2012 and the related condensed statements of income and cash flows for the years ended December 31, 2013, 2012, and 2011 should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	2013	2012
Assets:
Cash and cash equivalents	$390	$415
Investment securities available for sale	3	2
Loan receivable from ESOP	21	22
Investment in subsidiary	5,255	5,166
Deferred taxes	34	16
Other assets	13	34
Total assets	$5,715	$5,655
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$13	$22
Borrowings	709	707
Stockholders’ equity	4,993	4,927
Total liabilities and stockholders’ equity	$5,715	$5,655

Condensed Statements of Income	2013	2012	2011
Interest income	$2	$7	$2
Dividends received from subsidiary	175	45	75
Total interest and dividend income	177	52	77
Interest expense	49	50	27
Net interest income	128	3	50
Noninterest income	2	3	(3)
Noninterest expense	30	27	25
Income (loss) before income taxes and undisbursed income of subsidiary	100	(21)	22
Income tax benefit	(29)	(24)	(19)
Income before undisbursed income of subsidiary	129	3	42
Undisbursed income of subsidiary	167	166	132
Net income	295	168	174
Preferred stock dividend and discount accretion	30	28	—
Net income available to common stockholders	$265	$141	$174

Net income	$295	$168	$174
Other comprehensive (loss) income(1)	(95)	89	10
Total comprehensive income	$200	$258	$184

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income detail.

Condensed Statements of Cash Flows	2013	2012	2011
Cash flows from operating activities:
Net income	$295	$168	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(167)	(166)	(132)
Stock-based compensation expense	9	11	8
Deferred income tax (benefit) expense	(18)	7	6
Decrease in other assets	7	35	4
Decrease in other liabilities	(9)	(18)	(9)
Net cash provided by operating activities	118	38	51
Cash flows from investing activities:
Principal payments received on securities available for sale	1	2	3
Purchases of securities available for sale	(2)	—	—
Capital contributed to subsidiary	—	(215)	(645)
Repayments from (loan to) subsidiary	—	215	(215)
Acquisitions, net of cash and cash equivalents	—	—	(43)
Repayment of ESOP loan receivable	1	1	2
Other, net	(1)	—	—
Net cash provided by (used in) investing activities	—	3	(898)
Cash flows from financing activities:
Proceeds from long-term borrowings, net	—	—	299
Advance from subsidiary	—	—	9
Issuance of common stock in follow-on stock offerings, net	—	—	468
Issuance of preferred stock, net	—	—	338
Purchase of treasury stock	—	—	(127)
Proceeds from exercise of stock options	—	—	6
Dividends paid on preferred stock	(30)	(28)	—
Dividends paid on common stock	(112)	(112)	(175)
Net cash (used in) provided by financing activities	(143)	(140)	818
Net decrease in cash and cash equivalents	(25)	(99)	(29)
Cash and cash equivalents at beginning of year	415	514	543
Cash and cash equivalents at end of year	$390	$415	$514

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting — Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
Evaluation of Disclosure Controls and Procedures — With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Effective February 25, 2014, James K. Ciroli, 48, was appointed Principal Accounting Officer. Mr. Ciroli will continue to serve as the Company’s Senior Vice President and Corporate Controller, a position he has held since joining the Company in 2009. Prior to joining the Company, from May 2002 to November 2009, Mr. Ciroli served as Senior Vice President and Assistant Controller of Huntington Bancshares Incorporated. Mr. Ciroli holds a Master of Accountancy degree from Case Western Reserve University and is a Certified Public Accountant. Mr. Ciroli did not enter into a material plan, contract or arrangement with the Company in connection with his appointment nor was any grant or award made to Mr. Ciroli in connection with his appointment. There is no other arrangement or understanding between Mr. Ciroli and any other persons as it relates to his appointment as Principal Accounting Officer of the Company. Mr. Ciroli does not have a family relationship with any member of the Board of Directors or any executive officer of the Company. Mr. Ciroli received a mortgage loan from the Company at a preferential interest rate available to all of the Company’s employees. Mr. Ciroli’s loan is current, in compliance with its original contractual terms and was made in the ordinary course of business. Mr. Ciroli’s loan did not involve more than the normal risk of repayment or collectability or contain other terms which may be unfavorable to the Company. The Company does not regard Mr. Ciroli’s loan as a potential problem loan. The maximum principal amount of the loan outstanding during 2013 was $253,585 and at December 31, 2013, the outstanding principal amount of the loan was $238,371. During 2013, Mr. Ciroli paid $8,016 in interest pursuant to the terms of the loan. No additional credit was extended to Mr. Ciroli during 2013.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, and corporate governance of the Company in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.
All of our equity compensation plans were approved by stockholders. Shown below is certain information at December 31, 2013 regarding equity compensation to our directors and employees that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under the plan
First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan				1,303,731
Stock options	2,782,682		$12.84
Restricted stock awards	599,446	(1)	Not applicable
Performance stock awards	164,830	(1)	Not applicable
First Niagara Financial Group, Inc. 2012 Executive Incentive Plan				2,998,384
Stock options	434,101		$8.86
Restricted stock awards	1,502,772	(1)	Not applicable
Performance stock awards	1,289,871	(1)	Not applicable
Stock options assumed pursuant to the merger with Harleysville National Corporation on April 9, 2010	210,383		$40.07	—
Stock options assumed pursuant to the merger with NewAlliance Bancshares, Inc. on April 15, 2011	7,758,906		$12.88	—
Total	14,742,991			4,302,115

(1)	Represents shares that have been granted but have not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(b) Exhibits
The exhibits listed below are filed herewith or are incorporated by reference to other filings.
Exhibit Index to Form 10-K

Exhibit 3.1	Certificate of Incorporation. (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on April 27, 2011.)

Exhibit 3.2
Certificate of Designations of Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, dated December 13, 2011. (Incorporate by reference to the Current Report on Form 8-K, filed with the SEC on December 14, 2011.)

Exhibit 3.3	Amended and Restated Bylaws. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2010.)

Exhibit 4.1	Form of Common Stock Certificate of First Niagara Financial Group, Inc. (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on April 27, 2011.)

Exhibit 4.2
Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

Exhibit 10.1
Letter Agreement, dated as of December 19, 2013, among First Niagara Financial Group, Inc., First Niagara Bank, N.A. and Gary M. Crosby.* (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2013.)

Exhibit 10.2
Letter Agreement, dated as of April 5, 2013, between First Niagara Financial Group and Gary M. Crosby.* (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.3
Amended and Restated Change in Control Agreement, dated as of December 19, 2013, between First Niagara Financial Group, Inc. and Gary M. Crosby.* (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 19, 2013.)

Exhibit 10.4
Amended and Restated Change in Control Agreement, dated as of April 5, 2013, between First Niagara Financial Group, Inc. and Gary M. Crosby.* (Incorporated by reference to Exhibit 10.5 Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.5
First Niagara Financial Group, Inc. Transition Severance Plan with Gary M. Crosby, effective March 19, 2013.* (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.6
First Niagara Financial Group, Inc. Restricted Stock Unit Agreement for Gary M. Crosby, dated April 5. 2013.* (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.7
Separation, Waiver and Release Agreement, dated June 17, 2013, between Oliver H. Sommer and First Niagara Financial Group, Inc.* (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 10-K filed with the SEC on July 22, 2013.)

Exhibit 10.8
Separation Agreement, dated May 17, 2013, between First Niagara Financial Group, Inc. and John R. Koelmel.* (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 9, 2013.)

Exhibit 10.9
First Niagara Financial Group, Inc. Amended and Restated Change in Control Agreement with John R. Koelmel* (Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.10
First Niagara Financial Group, Inc. Form of Amended and Restated Change in Control Agreement* (Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.11
First Niagara Financial Group Amended and Restated Executive Severance Plan, effective as of December 19, 2013.* (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2013.)

Exhibit 10.12	First Niagara Financial Group, Inc. Amended and Restated CEO Executive Severance Plan* (Incorporated by reference to our 2008 Annual Report on 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.13
First Niagara Financial Group, Inc. Executive Severance Plan (for executive officers other than Mr. Koelmel)* (Incorporated by reference to our 2008 Annual Report on 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.14
First Niagara Financial Group, Inc. Executive Severance Plan, Amendment Number One (for executive officers other than the CEO).* (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.15
First Niagara Financial Group, Inc. Executive Severance Plan, Amendment Number Two (for executive officers other than the CEO).* (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.16
First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan* (Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the SEC on March 15, 2006.)

Exhibit 10.17
Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.18
Form of Executive Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.19
Form of Executive Performance Based Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.20
Form of Executive Time-vested Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.21
Form of Stock Option Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.22
Form of General Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.23
Form of General Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.24
Form of Time-vested Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on April 25, 2013.)

Exhibit 10.25	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan* (Incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the SEC on March 15, 2012.)

Exhibit 10.26
First Niagara Financial Group, Inc. Executive Annual Incentive Plan* (Incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the SEC on March 15, 2012.)

Exhibit 10.27	Non-employee director compensation practices as described in under “Director Compensation” in our Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the SEC on March 14, 2013.*

Exhibit 10.28	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan.*

Exhibit 10.29	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan.* (Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.30	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan* (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2005.)

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 13 of Notes to Consolidated Financial Statements)

Exhibit 12	Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 21	Subsidiaries of First Niagara Financial Group, Inc.

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

*Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: February 25, 2014	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary M. Crosby	President and Chief Executive Officer	February 25, 2014
Gary M. Crosby	(Principal Executive Officer)

/s/ Gregory W. Norwood	Chief Financial Officer	February 25, 2014
Gregory W. Norwood	(Principal Financial Officer)

/s/ James K. Ciroli	Senior Vice President and Controller	February 25, 2014
James K. Ciroli	(Principal Accounting Officer)

/s/ Thomas E. Baker*	Director	February 25, 2014
Thomas E. Baker

/s/ James R. Boldt*	Director	February 25, 2014
James R. Boldt

/s/ G. Thomas Bowers*	Director, Chairman	February 25, 2014
G. Thomas Bowers

/s/ Roxanne J. Coady*	Director	February 25, 2014
Roxanne J. Coady

/s/ Carl A. Florio*	Director	February 25, 2014
Carl A. Florio

/s/ Carlton L. Highsmith*	Director	February 25, 2014
Carlton L. Highsmith

/s/ George M. Philip*	Director	February 25, 2014
George M. Philip

/s/ Peter B. Robinson*	Director	February 25, 2014
Peter B. Robinson

/s/ Nathaniel D. Woodson*	Director	February 25, 2014
Nathaniel D. Woodson

*By: /s/ Gary M. Crosby	Attorney-in-fact