Form 10-Q
period 2014-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2014-05-06
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of May 5, 2014, there were issued and outstanding 355,461,072 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At March 31, 2014, we had $38 billion in assets, $28 billion in deposits, and 411 full-service branch locations across New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
In 2014, we announced a strategic investment plan that represents a pivot in our strategic imperatives by choosing to accelerate certain investments in people, process and technology. At the end of our planned three to four year investment period, our objective is to be better positioned to i) deliver greater fee generation and revenue capabilities by improving our value proposition to our retail and commercial clients, ii) improve operating leverage by lowering integration costs of new systems and our overall cost to serve, iii) address growing industry wide regulatory imperatives such as cybersecurity, and iv) improve our overall financial returns. The total cash spend for these investments is currently estimated at between $200 million and $250 million. Our Board of Directors has formed a Technology Committee to create strong oversight over the strategic investment plan.
There are three components that make up this strategic investment: 1) Revenue Generation, 2) Next Gen Infrastructure, and 3) Integration Layer. First, approximately one half of our planned overall investment will be focused on revenue generation by building specific new products and service enhancements. The second component, which is approximately 25% of our planned overall investment, is building our Next Gen infrastructure, with a primary focus of reducing our overall operating costs and operational risk. The third area of focus, which is also approximately 25% of our planned overall investment, is on our technology integration capabilities that will significantly reduce our cost of delivering the first two components. This piece will allow us to lower both our development and operating costs while increasing our speed to market and maximizing our product capabilities.
For the revenue generation side, this is the continuation of the strategic plan we laid out in the fall of 2012. The key priorities that the revenue investments will achieve include i) greater customer acquisition — whether it is the upper middle market commercial customer with more sophisticated cash management needs or a core deposit consumer customer attracted to a more robust online digital portal; ii) greater fee income generation both in the commercial and retail segments of our franchise; iii) greater commercial and consumer loan and deposit volumes; and iv) effective cross-selling using customer relationship management and customer data to customize financial solutions.
The second piece of our strategic investment plan, building our Next Gen infrastructure, will drive improved operating leverage by lowering the cost to serve our customers. With the investments we are making, we expect to be able to consolidate our existing distributed model that will drive a reduction in vendors involved. This is intended to reduce the per-transaction costs, improve the customer experience, and address one of the top concerns that regulators are focused on today, cybersecurity.
The last piece of our overall investment is the redesign of our technology integration architecture. That is, we expect to create a simpler and less costly environment in which to build, integrate, and evolve our products and services so we achieve an environment in which new technologies can be more easily integrated and increase our speed to market while reducing product integration risk and our information technology budget. We will also invest in integrated data analytics which will enable us to better understand our customers' preferences using a complete 360° view of our customers.
We are actively enhancing our business cases and building detailed program execution plans for the strategic investment plan. These detailed plans will provide the scope and timelines for each of the discrete programs that make up this strategic investment plan. Additionally, we are actively working with a few key consultants to assist in the detailed planning effort, while at the same time ramping up our own resources necessary to execute and then operate our new capabilities. While we are still early in the planning phase, we are on time and on budget with the overall program expectations.
BUSINESS AND INDUSTRY
We operate a multi-faceted regional bank that provides our customers with a full range of products and services. These include commercial real estate loans, commercial business loans and leases, residential real estate, home equity, indirect auto, credit cards, and other consumer loans, as well as retail and commercial deposit products and insurance services, which we offer through a wholly owned subsidiary of the Bank. We also provide wealth management products and services. Our business model has and will continue to evolve from our thrift roots to a relationship based community banking model that is supported by enhanced products and services that better serve our customer needs.
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
Since 2011, the Federal Reserve has taken certain actions, such as “Operation Twist” and Quantitative Easing, aimed at keeping short- and long-term interest rates low, thus spurring economic growth in the labor and housing markets. The current round of Quantitative Easing began in September 2012, and was an open-ended program calling for the purchase of $85 billion per month in agency mortgage-backed securities and longer term Treasury securities. These actions had the cumulative impact of flattening the yield curve, keeping interest rates low and therefore reducing the yields on our earning assets. We have been replacing higher yielding, fixed rate, longer duration loans that prepaid or refinanced away with lower yielding, shorter duration loans.
In June 2013, the Federal Reserve began discussing the tapering of the Quantitative Easing program. This discussion caused the yield curve to steepen appreciably, and slowed the refinancing market in our mortgage banking business. At its December 2013 meeting, the Federal Reserve announced it would begin tapering its monthly purchases of Treasury and agency mortgage-backed securities by $10 billion, and has taken similar actions at each subsequent meeting. In addition to further tapering its bond purchasing program, the Federal Reserve announced that it would continue to hold interest rates low until the outlook for the labor market has improved substantially in the context of price stability. We do not expect to see significant improvement in net interest income until short-term interest rates increase or the yield curve steepens further.
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
REGULATORY REFORM
Durbin Amendment
In July 2013, the U.S. District Court for the District of Columbia (the "District Court") issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning electronic debit card transaction fees and network exclusivity arrangements (i.e., routing for PIN and signature debit card transactions) (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act (the “Durbin Amendment”). The District Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule's maximum permissible fees of 21 cents per transaction were too high. In addition, the District Court held that Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. In September 2013, the District Court agreed to stay its ruling pending the Federal Reserve's expedited appeal to the District of Columbia Circuit Court of Appeals (“D.C. Circuit”). In January 2014, following receipt of appellate and amicus briefs in the case, a three-judge panel for the D.C. Circuit heard oral arguments in this case. In March 2014, the D.C. Circuit largely ruled in favor of the Federal Reserve's interpretation of the Durbin Amendment.  We will continue to monitor future developments. We recorded $7 million and $6 million of debit card interchange revenues for the three months ended March 31, 2014 and 2013, respectively.
Volcker Rule
The Volcker Rule provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions to sponsor or invest in private funds or to engage in certain types of proprietary trading. Although the Volcker Rule became effective on July 21, 2012 and the final rules become effective April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by Collateralized Loan Obligations ("CLOs") where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On April 7, 2014, the Federal Reserve announced that it intends to grant banking entities two additional one year extensions, which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests in CLOs to the stated provisions of the final Volcker Rule. Only CLOs in place as of December 31, 2013 that do not qualify for the exclusion in the final rule for loan securitizations would be eligible for the extension.
We have $1.4 billion of CLO investments at March 31, 2014 that could be impacted by this rule. These investments are further described under “Risk Management—Investment Securities Portfolio.” In the context of the recent Federal Reserve announcements, we continue to evaluate options, including developing structural solutions that can be applied to our CLO securities that would make them compliant with the stated provisions of the final Volcker Rule.
Should we no longer be able to hold such securities, we could i) sell these securities expeditiously, and not be able to realize the value we might be able to realize with a normal market sale; ii) recognize all unrealized losses on such securities should we determine it is not more likely than not that we can hold any securities that have a fair value less than book value to a time when the fair value would be at least equal to its book value, which could be the security’s maturity; and iii) reinvest proceeds in other, likely lower yielding investments, which would reduce our revenues. Of the bonds that do not qualify for an exclusion for loan securitizations, at March 31, 2014, we had $176 million of CLO securities with fair values less than their book values, aggregating to a $0.8 million unrealized loss. We continue to believe it is more likely than not that we can hold any underwater bonds to recovery, which could be maturity as this extends the holding period to July 21, 2017 and we believe that other structural remedies would enable us to make the existing securities compliant with the stated ownership interest provisions of the final Volcker Rule and thus allow us to continue holding the bonds after the conformance period ends.
Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under Item 1, “Business—Supervision and Regulation,” and Item 1A, “Risk Factors.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and those which require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the valuation of our investment securities, prepayment assumptions on our collateralized mortgage obligations and mortgage-backed securities, the accounting treatment and valuation of our acquired loans, adequacy of our allowance for loan losses, and the analysis of the carrying value of goodwill for impairment are deemed to be critical as our judgments could have a material effect on our results of operations and have been discussed under this same heading in Item 7 of our 2013 Annual Report on Form 10-K. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2013 Annual Report on Form 10-K. The following are critical accounting estimates that have changed since our 2013 Annual Report on Form 10-K:
Investment Securities
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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At March 31, 2014, the par value of our portfolio of residential mortgage-backed securities totaled $5.8 billion, which included $5.3 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $0.9 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.

SELECTED QUARTERLY FINANCIAL DATA

	2014	2013
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
Selected financial condition data:	(in millions, except per share amounts)
Total assets	$37,990	$37,628	$37,341	$37,150	$36,845
Loans and leases, net	21,536	21,230	20,891	20,359	19,863
Investment securities:
Available for sale	7,060	7,423	7,610	7,916	7,876
Held to maturity	4,467	4,042	3,842	3,857	4,219
Goodwill and other intangibles	2,535	2,543	2,550	2,558	2,568
Deposits	27,598	26,665	26,969	27,150	27,733
Borrowings	4,871	5,556	4,902	4,431	3,661
Stockholders’ equity	$5,026	$4,993	$4,938	$4,903	$4,947
Common shares outstanding	354	354	354	354	353
Selected operations data:
Interest income	$300	$310	$307	$298	$296
Interest expense	29	30	29	29	29
Net interest income	271	280	278	269	266
Provision for credit losses	25	32	28	25	20
Net interest income after provision for credit losses	246	248	250	244	246
Noninterest income	77	89	91	96	89
Restructuring charges	10	—	—	—	—
Noninterest expense	238	227	231	235	238
Income before income tax	74	110	110	105	98
Income taxes	14	33	31	33	30
Net income	59	78	79	71	67
Preferred stock dividend	8	8	8	8	8
Net income available to common stockholders	$52	$70	$72	$64	$60
Common stock and related per share data:
Earnings per common share:
Basic	$0.15	$0.20	$0.20	$0.18	$0.17
Diluted	0.15	0.20	0.20	0.18	0.17
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value(1)	13.40	13.31	13.15	13.06	13.19
Tangible book value per share(1)(2)	6.15	6.04	5.86	5.74	5.84
Market Price (NASDAQ: FNFG):
High	10.65	11.34	11.02	10.17	8.94
Low	8.19	10.14	9.78	8.79	7.68
Close	9.45	10.62	10.37	10.07	8.86

(1)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

	2014	2013
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
	(dollars in millions)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.64%	0.82%	0.85%	0.77%	0.74%
Common equity:
Return on average common equity	4.48	5.99	6.18	5.48	5.24
Return on average tangible common equity(2)	9.76	13.25	13.92	12.21	12.05
Total equity:
Return on average equity	4.79	6.18	6.37	5.72	5.50
Return on average tangible equity(2)	9.66	12.64	13.20	11.75	11.62
Net interest rate spread	3.25	3.33	3.32	3.28	3.32
Net interest rate margin	3.33	3.41	3.40	3.36	3.39
Efficiency ratio(3)	71.6	61.5	62.7	64.4	66.9
Operating expenses as a percentage of average loans and deposits(4)	2.06	1.89	1.94	1.98	2.01
Effective tax rate	19.6	29.7	28.2	32.0	31.0
Dividend payout ratio	53.33	40.00	40.00	44.44	47.06
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.60	11.53	11.40	11.35	11.38
Tier 1 risk-based capital	9.62	9.56	9.45	9.41	9.45
Tier 1 risk-based common capital(2)	7.92	7.86	7.72	7.65	7.64
Leverage ratio	7.28	7.26	7.14	7.01	6.92
Ratio of stockholders’ equity to total assets	13.23	13.27	13.22	13.20	13.43
Ratio of tangible common stockholders’ equity to tangible assets(2)	6.07%	6.02%	5.89%	5.80%	5.95%
Risk-weighted assets	$26,639	$26,412	$26,078	$25,564	$24,949
First Niagara Bank:
Total risk-based capital	11.08%	10.99%	10.89%	10.85%	10.89%
Tier 1 risk-based capital	10.22	10.15	10.08	10.08	10.15
Leverage ratio	7.74%	7.70%	7.61%	7.50%	7.43%
Risk-weighted assets	$26,597	$26,365	$26,037	$25,520	$24,933
Other data:
Number of full service branches	411	421	422	422	427
Full time equivalent employees	5,750	5,807	5,788	5,779	5,875

(1)	Computed using daily averages. Annualized where appropriate.

(2)	This is a non-GAAP financial measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

GAAP to Non-GAAP Reconciliation
	2014	2013
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
	(in millions)
Computation of ending tangible common equity:
Total stockholders' equity	$5,026	$4,993	$4,938	$4,903	$4,947
Less: goodwill and other intangibles	(2,535)	(2,543)	(2,550)	(2,558)	(2,568)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,153	$2,113	$2,050	$2,007	$2,041

Computation of average tangible equity:
Total stockholders' equity	$5,034	$4,984	$4,933	$4,989	$4,958
Less: goodwill and other intangibles	(2,539)	(2,546)	(2,554)	(2,562)	(2,609)
Tangible Equity	$2,495	$2,438	$2,379	$2,427	$2,349

Computation of average tangible common equity:
Total stockholders' equity	$5,034	$4,984	$4,933	$4,989	$4,958
Less: goodwill and other intangibles	(2,539)	(2,546)	(2,554)	(2,562)	(2,609)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,157	$2,100	$2,041	$2,089	$2,011

Computation of Tier 1 common capital:
Tier 1 capital	$2,562	$2,526	$2,465	$2,406	$2,357
Less: qualifying restricted core capital elements	(113)	(113)	(113)	(112)	(112)
Less: perpetual non-cumulative preferred stock	(338)	(338)	(338)	(338)	(338)
Tier 1 common capital (Non-GAAP)	$2,111	$2,075	$2,014	$1,956	$1,907

RESULTS OF OPERATIONS
Overview
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis. Our operating results exclude certain nonoperating expense items as detailed below. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations.

	Three months ended
	March 31,	December 31,	March 31,
(in millions, except per share data)	2014	2014	2013
Operating results (Non-GAAP):
Net interest income	$271	$280	$266
Provision for credit losses	25	32	20
Noninterest income	77	89	89
Noninterest expense	238	227	238
Income tax expense	17	33	30
Net operating income (Non-GAAP)	$68	$78	$67
Operating earnings per diluted share (Non-GAAP)	$0.17	$0.20	$0.17
Reconciliation of net operating income to net income	$68	$78	$67
Nonoperating expenses, net of tax at effective tax rate:
Restructuring charges ($10 million pre-tax)	(8)	—	—
Total nonoperating expenses, net of tax	(8)	—	—
Net income (GAAP)	$59	$78	$67
Earnings per diluted share (GAAP)	$0.15	$0.20	$0.17
Our first quarter results reflect continued balance sheet growth, consistent credit quality, and stable net interest margin when adjusting for items that benefited the prior quarter. As we execute on our strategic investment plan to position us to generate long-term shareholder value, our first quarter results demonstrate that we continue to be focused on acquiring and deepening customer relationships. Our customers and their preferences remain at the center of all we do as we execute on our strategic investment plan. The main focus of those investments in people, process, and technology will be dedicated to expanding and enhancing our products and services and improving our operating efficiency.
In the first quarter of 2014, business momentum remained strong as evidenced by the 9% annualized increase in average commercial loans and 8% annualized increase in total loans. Noninterest income declined from the prior quarter driven by lower activity consistent with seasonal trends. Operating expenses, excluding restructuring expenses, increased from the fourth quarter of 2013 and were driven by seasonal increases in payroll taxes as well as technology and consulting expenses related to our strategic investment plan.
Comparison to Prior Quarter
Our first quarter 2014 GAAP net income was $59 million, or $0.15 per diluted share, compared to $78 million, or $0.20 per diluted share, for the fourth quarter of 2013. Our non-GAAP operating net income was $68 million, or $0.17 per diluted share for the first quarter of 2014, and included $10 million, or $0.02 per diluted share, in pre-tax restructuring charges incurred primarily in connection with the branch staffing realignment and consolidation of certain branches completed in the first quarter as well as executive departure charges. The current quarter included a modest benefit from the net impact of the historic tax credits recognized this period, the amortization of the net investment in a similar amount, and the tax expense benefit of the amortization.
Our first quarter 2014 net interest income decreased 3% from the prior quarter to $271 million and was driven by an eight basis points decrease in our taxable equivalent net interest rate margin to 3.33% and the effect of two fewer days in the quarter, partially offset by a 4% annualized increase in average interest-earning assets. Growth in average interest earning assets reflected continued strong loan growth. Average investment securities remained consistent with the prior quarter. The eight basis points decrease in net interest margin in the first quarter of 2014 reflected lower benefits from retroactive adjustments on our residential mortgage-backed securities portfolio, lower commercial real estate prepayment income as well as continued compression of loan yields from prepayments and reinvestments at current market rates.
During the first quarter of 2014, balance sheet growth remained strong as average loans increased 8% annualized compared to the prior quarter. Average commercial business and real estate loans increased 9% annualized, while average consumer loans increased 6% annualized driven by continued growth in our indirect auto loan balances, partially offset by a decline in residential mortgage loans.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, were unchanged from the prior quarter and represent 36% of our average deposit balances at March 31, 2014. Average noninterest-bearing checking deposits decreased an annualized 1% over the prior quarter. Interest-bearing checking balances averaged $4.7 billion for the quarter ended March 31, 2014 and increased 1% annualized from the prior quarter. Money market and time deposits declined 1% and 6% annualized from the prior quarter driven by our continued pricing actions. Average checking balances were flat as seasonal weakness in business checking was offset by positive retail balances. The average cost of interest-bearing deposits of 0.23% was unchanged from the prior quarter.
Our provision for credit losses totaled $25 million and $32 million for the three months ended March 31, 2014 and December 31, 2013, respectively. The provision for loan losses on originated loans totaled $21 million in the first quarter of 2014, including $6 million to support loan growth and $16 million to cover net charge-offs during the quarter. At March 31, 2014, nonperforming originated loans comprised 0.82% of originated loans, an 11 basis points improvement from the prior quarter. Net charge-offs equaled 0.36% of average originated loans, annualized, consistent with 0.34% reported for 2013.
The provision for losses on acquired loans totaled $3 million in both the first quarter of 2014 and fourth quarter of 2013. Net charge-offs equaled 0.28% of average acquired loans for the first quarter of 2014, annualized, compared to 0.09% for the full year 2013.
The $13 million, or 14%, decrease in noninterest income in the first quarter of 2014 compared to the fourth quarter of 2013 reflects two fewer days in the quarter, seasonally lower deposit service charges, lower derivative sales volumes in our capital markets business, and the impact of $7 million in amortization related to our historic tax credit investments, which was more than offset by lower tax expense. Noninterest expenses increased $22 million during the same period and included $10 million in restructuring charges related to the realignment and consolidation of certain branches and higher salaries and benefits, marketing and advertising, FDIC premiums, as well as consulting expenses related to our strategic investment plan.
The decline in our effective tax rate from 29.7% for the prior quarter to 19.6% for the current quarter reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, totaling $7 million in the first quarter of 2014, with an offsetting benefit that reduced our income tax expense.
Comparison to Prior Year Quarter
Our first quarter 2014 GAAP net income was $59 million, or $0.15 per diluted share, compared to $67 million, or $0.17 per diluted share, for the first quarter of 2013. Our non-GAAP operating net income was $68 million, or

$0.17 per diluted share, for the first quarter of 2014. Results for the first quarter of 2013 included the impact of a pretax $6 million, or $0.01 per diluted share, charge related to two executive departures.
Our first quarter 2014 net interest income increased 2% from the first quarter 2013. Our taxable equivalent net interest margin decreased six basis points to 3.33% at March 31, 2014 from 3.39% in the first quarter of 2013. During the current quarter, yields on average interest-earning assets decreased seven basis points, compared to the same quarter in 2013 driven by lower yields across all loan portfolios with the exception of credit cards and other consumer. The cost of interest-bearing liabilities of 0.44% for the current quarter was unchanged from the same quarter in 2013. Higher average borrowings balances at lower rates were offset by lower average interest-bearing deposits at lower rates.
Average loans increased 9% for the quarter ended March 31, 2014 compared to the same quarter in 2013. Average commercial business and real estate loans increased 9% over the same quarter in 2013, with increases in both portfolios. Average consumer loans increased 9% driven by growth in indirect auto loan balances, which more than doubled from the prior year.
Average transaction deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 9% over the prior year and represent 36% of our average deposit balances, up from 32% a year ago. Average noninterest-bearing checking deposits increased an annualized 9% over the prior year. Average interest-bearing checking balances increased $356 million, or 8%, for the quarter ended March 31, 2014 from the same quarter in the prior year. Average money market and time deposit balances decreased 7% and 11% annualized, respectively, compared to the prior year quarter driven by our pricing actions. The average cost of interest-bearing deposits of 0.23% declined two basis points from the prior year quarter.
Our provision for credit losses totaled $25 million and $20 million for the three months ended March 31, 2014 and 2013, respectively. The provision for loan losses on originated loans increased to $21 million in the first quarter of 2014 from $19 million in the same quarter in 2013. Nonperforming originated loans as a percentage of originated loans decreased to 0.82% at March 31, 2014 from 1.03% at March 31, 2013. Net charge-offs equaled 0.36% of average originated loans at March 31, 2014 and 0.27% of average originated loans at March 31, 2013.
The provision for losses on acquired loans totaled $3 million and $1 million in the first quarter of 2014 and 2013, respectively. Net charge-offs equaled 0.28% of average acquired loans, annualized, compared to 0.08% for the quarter ended March 31, 2013.
For the quarter ended March 31, 2014, noninterest income decreased $13 million, or 14%, from the same period in 2013. Increases in wealth management services and bank owned life insurance of $3 million and $2 million, respectively, were more than offset by declining revenues from deposit service charges of $1 million, mortgage banking of $3 million, capital markets of $2 million, and other income of $11 million, which reflects the impact of $7 million in amortization related to our historic tax credit investments. Noninterest expenses increased $11 million, or 5%, during the same period and included $10 million in restructuring charges related to certain branch consolidations. We incurred higher salaries and benefits, technology and communications, marketing and advertising, as well as consulting expenses related to our previously announced investment plan during the current quarter as compared to the same quarter in 2013. These increases were partially offset by decreases in amortization of intangibles and other noninterest expense.
The decline in our effective tax rate from 31.0% for the three months ended March 31, 2013 to 19.6% for the three months ended March 31, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business, including the deductibility of the amortization of the historic tax credit investments.
Net Interest Income
First quarter 2014 net interest income decreased $10 million, or 3%, from the prior quarter to $271 million and was driven by an eight basis points decrease in the tax equivalent net interest margin to 3.33%, which was partially offset by a 4% annualized increase in total average interest-earning assets. Growth in average earning assets reflected continued organic loan growth and consistent investment securities balances as we paused our balance sheet rotation strategy. Additionally, net interest income was impacted by two fewer days in the quarter.
The eight basis points reflects continued compression of loan yields from prepayments and reinvestments at current market rates, particularly in our commercial real estate portfolio, which had a 13 basis point decrease compared to the prior quarter.  Additionally, in the first quarter of 2014, yields on our investment securities portfolio decreased 19 basis points, including 32 basis points in our RMBS portfolio. Premium amortization on the RMBS portfolio was $3.8 million, an increase of $3.5 million from the prior quarter. Premium amortization for the first quarter of 2014 and fourth quarter of 2013 included $1.1 million and $3.5 million, respectively, in retroactive adjustments to reflect slower expected prepayment speeds.
During 2013, the yield curve steepened appreciably driven by increased anticipation that the Federal Reserve will begin tapering its Quantitative Easing Bond-Buying program.  The steepening of the yield curve resulted from an increase in the mid-to-long end of the curve which has the positive impact of increasing reinvestment rates on certain securities purchases and mitigating premium amortization due to lower prepayment activity driven by higher mortgage rates. However, these benefits to net interest income continue to be more than offset by continued prepayments and/or refinancing of higher-yielding loans and new loan growth at current lower market rates. An intensifying competitive landscape, particularly for commercial and commercial real estate loans may drive spread compression in the future, which will likely impact net interest income. We do not expect to see improvement in net interest income until short-term interest rates increase or the yield curve steepens further.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	March 31, 2014		December 31, 2013
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,801	3.89%	$7,673	4.02%	$128	(0.13)%
Business	5,413	3.56	5,257	3.60	156	(0.04)
Total commercial lending	13,214	3.76	12,930	3.85	284	(0.09)
Consumer:
Residential real estate	3,416	3.88	3,479	3.89	(63)	(0.01)
Home equity	2,756	4.12	2,732	4.15	24	(0.03)
Indirect auto	1,613	2.93	1,453	3.03	160	(0.10)
Credit cards	314	11.64	313	11.38	1	0.26
Other consumer	300	8.64	307	8.66	(7)	(0.02)
Total consumer lending	8,399	4.26	8,284	4.27	115	(0.01)
Total loans	21,613	3.98	21,214	4.04	399	(0.06)
Residential mortgage-backed securities(3)	5,689	2.75	5,502	3.07	187	(0.32)
Commercial mortgage-backed securities(3)	1,697	3.28	1,772	3.84	(75)	(0.56)
Other investment securities(3)	4,388	3.55	4,505	3.40	(117)	0.15
Total investment securities	11,774	3.12	11,779	3.31	(5)	(0.19)
Money market and other investments	125	1.64	189	1.38	(64)	0.26
Total interest-earning assets	33,512	3.69%	33,182	3.76%	330	(0.07)%
Noninterest-earning assets(4)(5)	4,236		4,197		39
Total assets	$37,748		$37,379		$369
Interest-bearing liabilities:
Deposits
Savings deposits	$3,631	0.08%	$3,670	0.09%	$(39)	(0.01)%
Checking accounts	4,735	0.03	4,725	0.04	10	(0.01)
Money market deposits	9,887	0.20	9,900	0.20	(13)	—
Certificates of deposit	3,647	0.70	3,698	0.71	(51)	(0.01)
Total interest-bearing deposits	21,900	0.23	21,993	0.23	(93)	—
Borrowings
Short-term borrowings	4,642	0.44	4,259	0.42	383	0.02
Long-term borrowings	734	6.69	732	6.56	2	0.13
Total borrowings	5,376	1.29	4,991	1.32	385	(0.03)
Total interest-bearing liabilities	27,276	0.44%	26,984	0.43%	292	0.01%
Noninterest-bearing deposits	4,864		4,878		(14)
Other noninterest-bearing liabilities	574		532		42
Total liabilities	32,714		32,395		319
Stockholders’ equity(4)	5,034		4,984		50
Total liabilities and stockholders’ equity	$37,748		$37,379		$369
Net interest rate spread		3.25%		3.33%		(0.08)%
Net interest rate margin		3.33%		3.41%		(0.08)%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $275 million for the quarter ended March 31, 2014 decreased by $10 million from the quarter ended December 31, 2013, reflecting the impact of two fewer days in the quarter and less nonrecurring favorable items in the current quarter. Overall, the yield on earning assets decreased seven basis points quarter over quarter as a result of the combined effects of continued yield compression on our loan portfolio and higher premium amortization on our residential mortgage-backed securities, being partially offset by an annualized 4% increase in average earning assets.
Our average balance of investment securities decreased quarter over quarter by $5 million. Yields on our investment securities portfolio decreased 19 basis points primarily due to higher premium amortization on residential mortgage-backed securities. The previous quarter included a $3.5 million retroactive adjustment to reflect slower prepayment speeds, compared to $1.1 million in the current quarter. Also contributing to the decrease in yields was the prepayment in the prior quarter of CLOs that were purchased at a discount. We recognized $1.5 million, or $0.4 million less than the previous quarter, of interest income related to these prepayments. While such income from CLO payoffs benefit the quarter in which they are received, the long-term implication is that these assets had above market interest rates that are being replaced with other lower yielding assets. The yield on new purchases of investment securities in the current quarter was approximately 2.6%, in line with the yield on the investment securities rolling off of our portfolio.
Overall, our loan growth was 8% annualized from the fourth quarter of 2013, as our average loan balances increased by $399 million. Commercial loan growth was $284 million over the prior quarter, or 9% annualized, as the strong pipeline at the end of the fourth quarter was partially offset by continued accelerated prepayments and paydowns. Indirect auto remained a source of growth contributing almost half of the average net loan growth this quarter. Our average indirect auto portfolio increased $160 million, as we originated $242 million in new loans during the first quarter of 2014, despite the harsh weather during the period. These increases were partially offset by a slight decrease in our residential real estate and other consumer portfolios. Loan yields declined six basis points as commercial loan yields decreased by nine basis points and our consumer loan portfolio yields decreased by one basis point.
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
Our average balances of interest bearing deposits declined by $93 million while our average rate paid remained unchanged from the prior quarter. The decline in our average balances was driven by previous pricing actions and competitive rate pressure. Demand for longer term certificates of deposit remains weak.
Our average borrowings increased quarter over quarter by $385 million as we continued to fund our balance sheet growth and rotation through low cost short-term borrowings through 2013. This funding strategy also caused our cost of borrowings to decline three basis points from the fourth quarter of 2013.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	March 31, 2014		March 31, 2013
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,801	3.89%	$7,179	4.25%	$622	(0.36)%
Business	5,413	3.56	4,999	3.74	414	(0.18)
Total commercial lending	13,214	3.76	12,178	4.04	1,036	(0.28)
Consumer:
Residential real estate	3,416	3.88	3,691	4.01	(275)	(0.13)
Home equity	2,756	4.12	2,648	4.29	108	(0.17)
Indirect auto	1,613	2.93	712	3.29	901	(0.36)
Credit cards	314	11.64	304	10.40	10	1.24
Other consumer	300	8.64	328	8.17	(28)	0.47
Total consumer lending	8,399	4.26	7,683	4.50	716	(0.24)
Total loans	21,613	3.98	19,861	4.25	1,752	(0.27)
Residential mortgage-backed securities(3)	5,689	2.75	5,488	2.50	201	0.25
Commercial mortgage-backed securities(3)	1,697	3.28	1,914	3.78	(217)	(0.50)
Other investment securities(3)	4,388	3.55	4,822	3.19	(434)	0.36
Total investment securities	11,774	3.12	12,224	2.97	(450)	0.15
Money market and other investments	125	1.64	241	1.31	(116)	0.33
Total interest-earning assets	33,512	3.69%	32,326	3.76%	1,186	(0.07)%
Noninterest-earning assets(4)(5)	4,236		4,481		(245)
Total assets	$37,748		$36,807		$941
Interest-bearing liabilities:
Deposits
Savings deposits	$3,631	0.08%	$3,894	0.11%	$(263)	(0.03)%
Checking accounts	4,735	0.03	4,379	0.05	356	(0.02)
Money market deposits	9,887	0.20	10,643	0.23	(756)	(0.03)
Certificates of deposit	3,647	0.70	4,081	0.67	(434)	0.03
Total interest-bearing deposits	21,900	0.23	22,997	0.25	(1,097)	(0.02)
Borrowings
Short-term borrowings	4,642	0.44	3,152	0.40	1,490	0.04
Long-term borrowings	734	6.69	730	6.71	4	(0.02)
Total borrowings	5,376	1.29	3,882	1.59	1,494	(0.30)
Total interest-bearing liabilities	27,276	0.44%	26,879	0.44%	397	—%
Noninterest-bearing deposits	4,864		4,468		396
Other noninterest-bearing liabilities	574		502		72
Total liabilities	32,714		31,849		865
Stockholders’ equity(4)	5,034		4,958		76
Total liabilities and stockholders’ equity	$37,748		$36,807		$941
Net interest rate spread		3.25%		3.32%		(0.07)%
Net interest rate margin		3.33%		3.39%		(0.06)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income increased $5 million for the first quarter of 2014 compared to the first quarter of 2013 reflecting an increase in net-interest earning assets of $789 million and a decrease in our net interest margin of six basis points. The $1.2 billion increase in interest-earning assets reflects organic loan growth in our commercial and indirect auto portfolios. This was partially funded with cash flows from our investment securities portfolio during 2013. Over the same period our average interest bearing liabilities increased by $397 million, as we funded our balance sheet growth by strategically replacing certain money market and time deposits with lower costing short-term borrowings. The six basis point decrease in our net interest margin resulted from the continued compression on our loan and securities portfolio brought on by prepayments and market pressures on interest rates.
The yield on our commercial real estate and commercial business loan portfolios decreased by 36 basis points and 18 basis points, respectively. Consumer loan yields dropped 24 basis points during the same period, driven primarily by a 36 basis points decline in indirect auto yields.
Our yields on interest-earning assets in the first quarter of 2014 decreased seven basis points compared to the first quarter of 2013, while costs on interest-bearing liabilities were unchanged, resulting in a seven basis point decrease in our interest rate spread.
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

	Three months ended
	March 31,	December 31,	March 31,
(in millions)	2014	2013	2013
Provision for originated loans	$21	$28	$19
Provision for acquired loans	3	3	1
Provision for unfunded commitments	—	—	—
Total	$25	$32	$20
The provision for credit losses of $25 million in the first quarter of 2014 reflects continued growth in our commercial portfolio, partially offset by improved credit quality in our commercial real estate portfolio.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for credit losses related to originated loans amounted to $21 million, or 0.49% of average originated loans annualized, for the quarter ended March 31, 2014, compared to $28 million, or 0.68% of average originated loans annualized, for the quarter ended December 31, 2013 and $19 million, or 0.55% of average originated loans annualized for the quarter ended March 31, 2013. The current quarter provision included $6 million to support sequential originated loan growth and $16 million to cover net charge-offs during the quarter.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our provision related to our acquired loans for both the first quarter of 2014 and the fourth quarter of 2013 was $3 million, compared to $1 million for the first quarter of 2013.
The provision for credit losses included $0.4 million for unfunded loan commitments in the first quarter of 2014 as a result of the growth in our unfunded commitments. Our total unfunded commitments were $9.7 billion and $9.5 billion at March 31, 2014 and December 31, 2013, respectively. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $14 million and $13 million at March 31, 2014 and December 31, 2013, respectively.
Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended
(dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2013
Deposit service charges	$23	$26	$25
Insurance commissions	16	15	16
Merchant and card fees	12	13	11
Wealth management services	16	15	13
Mortgage banking	3	3	6
Capital markets income	4	6	6
Lending and leasing	5	4	4
Bank owned life insurance	5	6	3
Other income	(7)	1	4
Total noninterest income	$77	$89	$89
Noninterest income as a percentage of net revenue	22.1%	24.2%	25.1%
Comparison to Prior Quarter
First quarter 2014 noninterest income of $77 million decreased $13 million, or 14%, compared to the fourth quarter of 2013. Other income for the first quarter of 2014 includes $7 million in amortization of certain historic tax credit investments. Excluding this amortization, noninterest income decreased 6%. Seasonal weakness drove the decline in deposit service charges and merchant and card fees.
Deposit service charges decreased 9% from the prior quarter and were driven by seasonal patterns and industry-wide lower nonsufficient funds incident rates. Merchant and card fees decreased 8% due to lower customer activity that is typical for the first quarter. Capital markets income declined $3 million from the prior quarter, or 43%, due to lower interest rate derivative sales volume. Long-term fixed rate pricing and competitive terms in the market place, coupled with the impact of the Dodd-Frank Act, has resulted in diminished customer demand for interest rate derivatives.
Insurance commissions increased 2% from the prior quarter reflecting seasonally higher policy renewal activity. Mortgage banking income was up modestly from the prior quarter. While locked volumes declined and gain on sale margins were down modestly, our cost to originate was down. Wealth management services revenues continue to grow reflecting the growth in annuity sales resulting from favorable spreads between time deposits and fixed annuity rates.
In the first quarter of 2014 we recorded $7 million in amortization for certain historic tax credit investments. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense.

Comparison to Prior Year Quarter
First quarter 2014 noninterest income of $77 million decreased $13 million, or 14%, compared to the first quarter of 2013. Other income for the first quarter of 2014 includes $7 million in amortization of certain historic tax credit investments. Excluding this amortization, noninterest income decreased 6%, driven primarily by lower revenues from deposit service charges, mortgage banking revenues, capital markets income, and other income. These decreases were partially offset by higher revenues from wealth management services and bank owned life insurance.
Revenues from deposit service charges decreased 6% from the prior year primarily due to lower nonsufficient funds incident rates driven by a shift in customer behavior. Mortgage banking revenues declined $3 million, or 47%, from the prior year as a result of a reduction in mortgage sales volumes as well as compressed gain on sale margins. Lower capital markets income resulted from lower derivative fee income partially offset by higher syndication fees. The $11 million decrease in other income was due to $7 million in amortization of certain historic tax credit investments and lower gains on investments. The amortization of historic tax credit investments was more than offset by a related reduction in income tax expense associated with these investments.
Partially offsetting these decreases were higher wealth management services revenues of $3 million, or 21%, due to continued growth in fixed annuity sales resulting from favorable spreads between time deposits and fixed annuity rates. Competitive deposit pricing and declining consumer demand could pressure future sales activity. The $2 million increase in bank owned life insurance resulted from benefits received on two insurance claims in the first quarter of 2014.
Noninterest Expense
The following table presents our noninterest expenses for the periods indicated:

	Three months ended
(dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2013
Salaries and benefits	$118	$114	$116
Occupancy and equipment	28	27	28
Technology and communications	30	29	27
Marketing and advertising	7	5	4
Professional services	12	9	10
Amortization of intangibles	8	8	14
FDIC premiums	9	7	9
Restructuring charges	10	—	—
Other expense	27	27	30
Total noninterest expenses	249	227	238
Less nonoperating expenses:
Restructuring charges	(10)	—	—
Total operating noninterest expenses(1)	$238	$227	$238
Efficiency ratio(2)	71.6%	61.5%	66.9%
Operating efficiency ratio(1)	68.6%	61.5%	66.9%
Full time equivalent employees	5,750	5,807	5,875

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

Comparison to Prior Quarter
First quarter 2014 GAAP noninterest expenses increased $22 million to $249 million from the fourth quarter of 2013 and included $10 million in restructuring charges related to our branch staffing realignment, consolidation of ten branches during the current quarter, and executive departure charges.
The $4 million increase in salaries and benefits from the fourth quarter of 2013 reflected new hires, seasonal increases in payroll taxes, and employee merit increases partially offset by lower commission expenses and a reduction in our health care liability. Promotional marketing campaigns, particularly in our retail business, during the first quarter of 2014 resulted in a $2 million, or 51%, increase in our marketing and advertising expenses. We incurred higher professional services expenses in the current quarter as compared to the prior quarter reflecting consulting fees associated with our strategic investment plan.
In the first quarter of 2014, our non-GAAP efficiency ratio, which excludes the restructuring charges, was 68.6% compared to 61.5% in the prior quarter, reflecting various seasonal impacts in both operating revenues and expenses.
Comparison to Prior Year Quarter
GAAP noninterest expenses increased $11 million for the quarter ended March 31, 2014 from the quarter ended March 31, 2013, $10 million of which was restructuring charges related to our branch staffing realignment, consolidation of ten branches during the current quarter, and executive departure charges. First quarter of 2013 other expense includes $6 million in charges related to the departure of two executives. Increases in salaries and benefits, technology and communications, marketing and advertising, and professional services were partially offset by a $7 million reduction in amortization of intangibles in 2014.
The increase in salaries and benefits was primarily due to merit increases. Promotional marketing campaigns in the first quarter of 2014 resulted in a $3 million, or 69%, increase in our marketing and advertising expenses from the same period in 2013. We experienced higher professional services expenses in the current quarter as compared to the same quarter in the prior year as a result of consulting fees associated with our strategic investment plan.
Taxes
Our effective tax rate of 19.6% for the three months ended March 31, 2014 decreased from 29.7% for the three months ended December 31, 2013 and 31.0% for the three months ended March 31, 2013.  The decrease from both periods stemmed from the benefits of the taxable reorganization of a subsidiary and certain historic tax credits originated by our commercial real estate business, including the deductibility of the amortization of the historic tax credit investments.
RISK MANAGEMENT
The risks we are subject to in the normal course of business, include, but are not limited to, credit, liquidity, market, operational, regulatory compliance, legal, and reputational. We maintain capital at a level that protects us against these risks.
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
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees in the management of risk. The main risk governance committees are the Audit Committee and Risk Committee of the Board and the Enterprise Risk Management Committee ("ERMC") and Disclosure Committee of Management. The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-Committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Credit Risk Committee, Credit Policy Committee, Consumer Finance Risk Committee, Asset/Liability Committee, Management Compliance Committee, and the Information Security & Privacy Committee. These sub-committees are supported by various working groups. The purpose of the Audit Committee is to assist the Board in fulfilling its financially related oversight responsibilities of the Company. The Disclosure Committee supports the Audit Committee and carries out Management’s responsibilities for the review and approval of reports submitted to the Securities and Exchange Commission under the authority granted to Management by the Board of Directors.
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

Loans
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	March 31, 2014		December 31, 2013		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,818	31.4%	$6,914	32.3%	$(96)
Construction	1,050	4.8	864	4.0	186
Business	5,470	25.1	5,290	24.7	180
Total commercial	13,338	61.3	13,068	61.0	270
Consumer:
Residential real estate	3,389	15.6	3,448	16.1	(59)
Home equity	2,767	12.7	2,752	12.8	15
Indirect auto	1,655	7.6	1,544	7.2	112
Credit cards	306	1.4	325	1.5	(19)
Other consumer	296	1.4	302	1.4	(6)
Total consumer	8,413	38.7	8,371	39.0	42
Total loans and leases	21,751	100.0%	21,440	100.0%	311
Allowance for loan losses	(215)		(209)		(6)
Total loans and leases, net	$21,536		$21,230		$305
Our primary lending activity is the origination of commercial business and commercial real estate loans, as well as residential mortgage and home equity loans to customers located within our primary market areas. Our commercial real estate and business loan portfolios provide opportunities to cross sell other fee-based banking services. Consistent with our long-term customer relationship focus, we retain the servicing rights on the majority of residential mortgage loans that we sell resulting in monthly servicing fee income to us. Substantially all of the residential mortgage loans that we originated in the first quarter of 2014 complied with the Qualified Mortgage rules of the Dodd-Frank Act. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
Our total loans and leases outstanding increased $311 million from December 31, 2013 to March 31, 2014 stemming from the continued growth in our commercial and indirect auto portfolios. Our commercial loan portfolio increased $270 million, or 8% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the organic growth across our footprint in our commercial lending activities and from a slight increase in the utilization of line commitments, to 43% at March 31, 2014 from 40% at December 31, 2013. Commercial loans as a percentage of our total loans of 61% remained in line with the loan type composition at December 31, 2013. During the first quarter of 2014, we originated $242 million of indirect auto loans, in line with our expectations, and added 22 dealers to our network within our contiguous footprint.
Offsetting this growth was a decrease in our residential real estate loan portfolio of $59 million which reflected the elevated industry wide prepayment levels and our strategy of selling certain newly originated residential real estate loans in the secondary market.
Included in the table above are acquired loans with a carrying value of $4.4 billion and $4.5 billion at March 31, 2014 and December 31, 2013, respectively. Such acquired loans were initially recorded at fair value with no carryover of any related allowance for loan losses.
We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on credit discipline. Our enhanced specialty offerings in equipment financing, healthcare, and loan syndications continue to provide additional opportunities to enhance our relationships with our existing commercial customer base, as well as attract new customers. Overall, our commercial pipelines at the end of the first quarter of 2014 remains stable.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated:

(in millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts(1)	Other(2)	Total loans and leases
March 31, 2014
Commercial:
Real estate	$3,939	$910	$1,489	$1,524	$6	$7,868
Business	2,397	895	827	731	620	5,470
Total commercial	6,336	1,805	2,316	2,255	626	13,338
Consumer:
Residential real estate	1,217	87	264	1,821	—	3,389
Home equity	1,405	250	572	540	—	2,767
Indirect auto	572	12	23	310	739	1,655
Credit cards	255	29	12	9	—	306
Other consumer	203	57	29	7	—	296
Total consumer	3,652	435	901	2,687	739	8,413
Total loans and leases	$9,988	$2,240	$3,217	$4,942	$1,364	$21,751
December 31, 2013
Commercial:
Real estate	$3,750	$890	$1,449	$1,688	$1	$7,778
Business	2,268	875	827	735	585	5,290
Total commercial	6,018	1,765	2,276	2,423	586	13,068
Consumer:
Residential real estate	1,228	85	268	1,866	—	3,448
Home equity	1,394	241	574	543	—	2,752
Indirect auto	538	12	13	290	691	1,544
Credit cards	274	31	12	9	—	325
Other consumer	206	53	36	7	—	302
Total consumer	3,640	421	904	2,715	691	8,371
Total loans and leases	$9,658	$2,186	$3,180	$5,139	$1,277	$21,440

(1)
During the quarter ended March 31, 2014, approximately $246 million of commercial loans were transferred from our Connecticut and Western Massachusetts regions to our New York region in the above table.

(2)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $40 million each, or 9% and 7% annualized, respectively, from the end of 2013. Over the same period, our Connecticut and Western Massachusetts market also contributed to the growth, with a 13% annualized increase when adjusted for the transferred loans.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size as of the dates indicated:

	March 31, 2014		December 31, 2013
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$534	21	$557	22
$10 million to $20 million	1,375	99	1,358	99
$5 million to $10 million	1,486	210	1,429	203
$1 million to $5 million	2,737	1,263	2,700	1,247
Less than $1 million(2)	1,736	6,896	1,734	6,948
Total commercial real estate loans	$7,868	8,489	$7,778	8,519
Commercial business loans by size:(1)
Greater than or equal to $20 million	$204	9	$258	11
$10 million to $20 million	995	72	920	67
$5 million to $10 million	1,167	166	1,054	147
$1 million to $5 million	1,632	737	1,599	706
Less than $1 million(2)	1,472	28,838	1,459	27,691
Total commercial business loans	$5,470	29,822	$5,290	28,622

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At both March 31, 2014 and December 31, 2013, non-owner occupied commercial real estate represented 67% of the total commercial real estate balance. Loans for construction, acquisition and development increased $147 million from December 31, 2013 due to the funding of previously committed construction loans. A large portion of the increase related to multi-family projects in our footprint states, many of which involve the re-purposing of existing buildings, resulting in larger initial line draws. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the date indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
March 31, 2014:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$420	$43	$125	$134	$172	$895
Multifamily and apartments	999	67	114	190	77	1,446
Office and professional space	578	65	95	310	46	1,094
Retail	377	39	96	230	129	872
Warehouse and industrial	152	28	43	91	34	348
Other	310	19	119	110	43	601
Total non-owner occupied commercial real estate loans	2,836	261	593	1,065	501	5,255
Owner occupied commercial real estate loans	1,106	395	465	423	224	2,612
Total commercial real estate loans	$3,942	$656	$1,057	$1,488	$725	$7,868
December 31, 2013:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$306	$82	$48	$151	$160	$747
Multifamily and apartments	1,063	65	174	172	130	1,603
Office and professional space	527	70	73	318	97	1,086
Retail	371	50	107	231	114	873
Warehouse and industrial	125	27	62	97	27	338
Other	265	15	109	84	71	545
Total non-owner occupied commercial real estate loans	2,658	309	573	1,053	600	5,192
Owner occupied commercial real estate loans	1,045	371	536	390	244	2,586
Total commercial real estate loans	$3,703	$680	$1,108	$1,443	$843	$7,778

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at the dates indicated:

(in millions)	March 31, 2014	December 31, 2013
Manufacturing	$1,421	$1,389
Health Care and Social Assistance	1,134	1,120
Real Estate and Rental and Leasing	938	911
Wholesale Trade	640	639
Retail Trade	531	511
Construction	434	427
Public Administration	367	350
Educational Services	361	288
Other Services (except Public Administration)	320	324
Professional, Scientific, and Technical Services	309	302
Finance and Insurance	297	312
Transportation and Warehousing	238	240
Administrative and Support and Waste Management and Remediation Services	198	203
Other	893	859
Total	$8,083	$7,876
Home Equity Portfolio
Our home equity portfolio (loans and lines of credit) consists of both first-lien and junior-lien mortgage loans with underwriting criteria based on minimum credit scores, debt to income ratios, and LTV ratios. We offer closed-end home equity loans which are generally fixed-rate with principal and interest payments, and variable-rate home equity lines of credit. Within the home equity line of credit portfolio, the standard product has a 10 year draw period with a 20 year fully amortizing term upon utilization of the line. Interest-only draw periods are limited to 5 years, and are available at the request of the mortgagor. Applications are underwritten centrally in conjunction with an automated underwriting system. The table below summarizes the principal balances of our home equity lines of credit by portfolio at the dates indicated:

	March 31, 2014			December 31, 2013
(in millions)	Interest only	In repayment	Total	Interest only	In repayment	Total
Originated	$315	$1,153	$1,468	$308	$1,113	$1,421
Acquired	153	866	1,019	151	880	1,031
Total	$468	$2,019	$2,487	$459	$1,993	$2,452
The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in “maturity” risk. We have taken steps to mitigate such risk by (1) stressing each applicant based on principal and interest during underwriting and (2) placing draw restrictions on HELOCs in past due status.
The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at March 31, 2014:

(in millions)	2014 - 2015	2016 - 2017	Thereafter	Total
In draw - interest only	$68	$194	$206	$468
In draw - principal and interest	69	184	1,590	1,843
Total	$137	$378	$1,796	$2,311

Delinquency statistics for the HELOC portfolio are as follows at the dates indicated:

	March 31, 2014			December 31, 2013
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,311	$37	1.6%	$2,276	$30	1.3%
Amortizing payment	176	7	3.8%	176	7	3.8
Credit Risk
Allowance for Loan Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
A detailed description of our methodology for calculating our allowance for loan losses is included under the heading “Critical Accounting Policies and Estimates” in Item 7 of our 2013 Annual Report on Form 10-K.
Allowance for Loan Losses
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment, and delinquency status and current FICO scores for our consumer loan portfolio segment. We place non-credit card originated loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income. Credit cards are not placed on nonaccrual status until 180 days past due, at which time they are charged-off.
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
Quarterly Criticized Asset Reports ("QCARs") are prepared every quarter for all special mention Total Aggregate Exposures ("TAEs") greater than $300 thousand and substandard or doubtful TAEs greater than $200 thousand.

The purpose of the QCAR is to document as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow, historical data and projections, rent roll data, and account history.
QCARs for substandard TAEs are reviewed on a quarterly basis by either management's Criticized Loan Review Committee (for such TAEs greater than $2 million) or by a Senior Credit Manager (for such TAEs between $200 thousand and $2 million). QCARs for all special mention TAEs greater than $300 thousand are reviewed on a quarterly basis by either management's Classified Loan Review Committee (for such TAEs greater than $2 million) or by a Senior Credit Manager (for such TAEs between $300 thousand and $2 million). Special mention and substandard TAEs below $300 thousand and $200 thousand, respectively, are reviewed by a loan officer on a quarterly basis ensuring that the credit risk rating and accrual status are appropriate.
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
In addition to the credit monitoring procedures described above, our credit risk review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of loan grading, classification, and, compliance with lending policies.

The following table details our allocation of our allowance for loan losses by loan category at the dates indicated or for the related quarters:

	March 31, 2014		December 31, 2013
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$44	36.2%	$48	36.3%
Business	127	25.1	119	24.7
Total commercial	171	61.3	167	61.0
Consumer:
Residential real estate	3	15.6	3	16.1
Home equity	11	12.7	10	12.8
Indirect auto	11	7.6	10	7.2
Credit cards	13	1.4	13	1.5
Other consumer	5	1.4	6	1.4
Total consumer	44	38.7	42	39.0
Total	$215	100.0%	$209	100.0%
Allowance for loan losses to total loans	0.99%		0.98%
Provision to average total loans	0.45%		0.60%
Allowance for loan losses to originated loans	1.21%		1.21%
Provision to average originated loans	0.49%		0.68%
The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	(5)	16	—	1	3	3	2	21
Charge-offs	(1)	(10)	—	(1)	(2)	(3)	(2)	(20)
Recoveries	3	1	—	—	—	—	—	4
Balance at end of period	$44	$127	$2	$8	$11	$13	$5	$211
Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	5	3	—	2	1	5	2	19
Charge-offs	(1)	(5)	(1)	(1)	—	—	(2)	(11)
Recoveries	—	—	—	—	—	—	—	2
Balance at end of period	$41	$97	$4	$6	$5	$12	$5	$171

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	—	2	—	—	3
Charge-offs	(1)	—	—	(2)	—	—	(3)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	1	—	—	—	—	—	1
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$1	$1
As of March 31, 2014, we had a liability for unfunded commitments of $14 million. For the quarter ended March 31, 2014, we recognized a provision for credit loss related to our unfunded loan commitments of $0.4 million. Our total unfunded commitments amounted to $9.7 billion at March 31, 2014.
Our net charge-offs of $19 million for the three months ended March 31, 2014 were $8 million higher than our net charge-offs of $10 million for the three months ended March 31, 2013. The period over period increase was driven primarily by the maturation of our indirect auto and credit cards portfolios. In the prior period, charge offs in our acquired credit card portfolio would be applied against the credit mark. Also contributing to the period over period change were $2 million in charge offs related to our acquired home equity portfolio. This was partially offset by a $1 million recovery in our commercial real estate portfolio. Total net charge-offs for the first quarter of 2014 represented 0.34% of average total loans compared with 0.38% of average total loans in the fourth quarter of 2013. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.36% for the first quarter of 2014 compared to 0.43% for the fourth quarter of 2013.
The following table details our total net charge-offs by loan category for the periods indicated:

	Three months ended March 31,
	2014		2013
(dollars in millions)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$(1)	(0.05)%	$2	0.12%
Business	9	0.68	5	0.39
Total commercial	8	0.25	7	0.23
Consumer:
Residential real estate	—	0.02	—	0.05
Home equity	3	0.44	1	0.09
Indirect auto	2	0.52	—	0.15
Credit cards	3	3.88	—	0.27
Other consumer	2	2.74	2	1.27
Total consumer	10	0.50	3	0.17
Total	$19	0.34%	$10	0.21%

Our nonperforming loans decreased to $173 million from $188 million at December 31, 2013, and remained unchanged from March 31, 2013. The decrease in nonperforming loans from December 31, 2013 was largely due to lower levels of new nonaccruals compared to the prior quarter. New nonperforming loans during the first quarter of 2014 were $26 million, compared to $46 million in the prior quarter. During the quarter ended March 31, 2014, we had $11 million return to accruing status, and $15 million in paydowns and transfers to real estate owned. Nonperforming loans comprised 0.79% of total loans at March 31, 2014 compared to 0.87% at December 31, 2013. Excluding our acquired loans, our nonperforming loans were 0.82% of originated loans at March 31, 2014 compared to 0.93% of originated loans at December 31, 2013.
Nonperforming assets to total assets were 0.52%, down four basis points from the prior quarter, reflecting the decrease in nonperforming loans. The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	March 31,	December 31,
(dollars in millions)	2014(1)	2013(1)
Nonperforming loans:
Commercial:
Real estate	$41	$54
Business	45	51
Total commercial	86	105
Consumer:
Residential real estate	33	31
Home equity	41	39
Indirect auto	8	6
Other consumer	5	6
Total consumer	87	82
Total nonperforming loans	173	188
Real estate owned	25	25
Total nonperforming assets (2)	$198	$212
Loans 90 days past due and still accruing interest (3)	$119	$113
Total nonperforming assets as a percentage of total assets	0.52%	0.56%
Total nonaccruing loans as a percentage of total loans	0.79%	0.87%
Total nonaccruing originated loans as a percentage of total originated loans	0.82%	0.93%
Allowance for loan losses to nonaccruing loans	124.5%	111.6%

(1)	Includes $31 million and $30 million of nonperforming acquired lines of credit, primarily in home equity, at March 31, 2014 and December 31, 2013, respectively.

(2)	Nonperforming assets do not include $56 million and $52 million of performing renegotiated loans that are accruing interest at March 31, 2014 and December 31, 2013, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $64 million at March 31, 2014 in our originated loan portfolio increased from $51 million at December 31, 2013. Our acquired loans that were 30 to 89 days past due decreased $16 million from $58 million as of December 31, 2013 to $42 million as of March 31, 2014.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Originated loans
Commercial:
Real estate	0.2%	0.1%	0.2%	—%	0.4%	0.4%	0.8%	0.5%
Business	0.1	0.1	—	0.1	0.3	0.4	0.5	0.6
Total commercial	0.2	0.1	0.1	—	0.4	0.4	0.7	0.5
Consumer:
Residential real estate	0.2	0.3	0.1	0.1	1.1	1.1	1.4	1.6
Home equity	0.2	0.2	0.1	0.1	0.8	0.8	1.1	1.1
Indirect auto	0.6	0.8	0.1	0.2	0.2	0.2	1.0	1.2
Credit cards	0.6	0.6	0.4	0.4	0.9	0.9	2.0	1.8
Other consumer	0.8	1.1	0.3	0.4	0.9	0.9	2.0	2.4
Total consumer	0.4	0.5	0.1	0.2	0.7	0.8	1.3	1.4
Total	0.2%	0.2%	0.1%	0.1%	0.5%	0.5%	0.9%	0.8%
Acquired loans
Commercial:
Real estate	0.3%	0.5%	0.1%	0.5%	3.2%	2.6%	3.6%	3.7%
Business	0.2	0.4	0.2	0.1	2.2	2.0	2.6	2.6
Total commercial	0.3	0.5	0.1	0.4	3.0	2.5	3.3	3.4
Consumer:
Residential real estate	1.0	1.2	0.6	0.7	4.3	4.1	5.9	6.1
Home equity	0.8	0.6	0.2	0.3	1.9	1.8	2.9	2.7
Total consumer	0.9	1.0	0.5	0.5	3.3	3.1	4.6	4.7
Total	0.6%	0.8%	0.3%	0.5%	3.1%	2.9%	4.1%	4.2%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	March 31, 2014	December 31, 2013
Originated loans:
Pass	94.0%	94.6%
Criticized:(1)
Accrual	5.3	4.6
Nonaccrual	0.7	0.8
Total criticized	6.0	5.4
Total	100.0%	100.0%
Acquired loans:
Pass	87.3%	88.2%
Criticized:(1)
Accrual	12.2	11.3
Nonaccrual	0.5	0.5
Total criticized	12.7	11.8
Total	100.0%	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2013.

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

	Percent of total
	March 31, 2014	December 31, 2013
Originated loans by refreshed FICO score:
Over 700	76.2%	76.0%
660-700	12.3	12.2
620-660	5.8	5.8
580-620	2.6	2.5
Less than 580	2.5	2.4
No score(1)	0.5	1.1
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	73.1%	72.7%
660-700	7.8	8.1
620-660	4.6	4.4
580-620	3.5	3.6
Less than 580	4.3	4.3
No score(1)	6.6	6.9
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $113 million and $125 million as of March 31, 2014 and December 31, 2013, respectively. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.

The following table provides information about our acquired loan portfolio by acquisition at the dates indicated or for the related quarters:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
March 31, 2014
Provision for loan losses	$—	$—	$3	$—	3
Net charge-offs	—	—	3	—	3
Net charge-offs to average loans	—%	—%	1.33%	—%	0.28%
Nonperforming loans	$7	$9	$12	$3	$31
Total loans (1)	861	2,462	920	232	4,476
Allowance for acquired loan losses	—	—	4	—	4
Credit related discount (2)	20	65	23	5	113
Credit related discount as percentage of loans	2.36%	2.65%	2.50%	1.99%	2.53%
Criticized loans (3)	$33	$162	$83	$32	$310
Classified loans (4)	26	86	73	21	206
Greater than 90 days past due and accruing (5)	10	56	40	10	116
December 31, 2013
Provision for loan losses	$—	$—	$3	$—	$3
Net charge-offs	—	—	2	—	2
Net charge-offs to average loans	—%	—%	1.01%	—%	0.21%
Nonperforming loans	$6	$7	$14	$3	$30
Total loans (1)	872	2,585	957	228	4,642
Allowance for acquired loan losses	—	—	4	—	4
Credit related discount (2)	23	69	24	9	125
Credit related discount as percentage of loans	2.59%	2.68%	2.50%	4.14%	2.70%
Criticized loans (3)	$32	$147	$95	$33	$308
Classified loans (4)	26	83	82	22	211
Greater than 90 days past due and accruing	10	55	36	9	110

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

(3)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2013.

(4)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2013.

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

The following table provides information about our originated loan portfolio at the dates indicated or for the related quarters:

(dollars in millions)	March 31, 2014	December 31, 2013
Provision for loan losses	$21	$28
Net charge-offs	16	18
Net charge-offs to average loans	0.36%	0.43%
Nonperforming loans	$142	$157
Nonperforming loans to total loans	0.82%	0.93%
Total loans	$17,389	$16,922
Allowance for originated loan losses	211	205
Allowance for originated loan losses to total originated loans	1.21%	1.21%
Criticized loans	$766	$677
Classified loans(1)	462	452
Greater than 90 days past due and accruing (2)	3	3

(1)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2013.

(2)	Includes credit card loans and loans that have matured and are in the process of collection.
Our total allowance for loan losses related to both our originated and acquired loans increased $6 million from December 31, 2013 to $215 million at March 31, 2014 as our total provision for loan losses of $24 million exceeded our total net charge-offs of $19 million. The ratio of our total allowance for loan losses to total loans of 0.99% at March 31, 2014 compared to 0.98% as of December 31, 2013. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.21% at March 31, 2014 and remained consistent with that measure at December 31, 2013.
Of the $2.8 billion home equity portfolio at both March 31, 2014 and December 31, 2013, approximately $1.0 billion were in a first lien position at both period ends. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2014 and December 31, 2013.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) decreased to $102 million at March 31, 2014 from $108 million at December 31, 2013 and $107 million at March 31, 2013. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $56 million and $52 million at March 31, 2014 and December 31, 2013, respectively.
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
Our portfolio of mortgages serviced for others amounted to $3.7 billion for both March 31, 2014 and December 31, 2013. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $8 million and $9 million at March 31, 2014 and December 31, 2013, respectively.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	March 31, 2014	December 31, 2013
30 to 59 days past due	0.16%	0.30%
60 to 89 days past due	0.11	0.11
Greater than 90 days past due	0.65	0.72
Total past due loans	0.92%	1.13%
Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	March 31, 2014		December 31, 2013
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$5,305	46.2%	$4,895	42.9%
Commercial mortgage-backed securities	1,709	14.9	1,831	16.1
Collateralized loan obligations	1,366	11.9	1,431	12.5
Corporate debt	864	7.5	872	7.6
Asset-backed securities	846	7.4	905	7.9
Other residential mortgage-backed securities	548	4.8	578	5.1
States and political subdivisions	519	4.5	529	4.6
U.S. government agencies and sponsored enterprises	286	2.4	317	2.8
Other	23	0.2	33	0.3
U.S. Treasury	20	0.2	20	0.2
Total investment securities	$11,488	100.0%	$11,411	100.0%

Our holdings in residential mortgage-backed securities were 51% and 48% of our total investment securities portfolio at March 31, 2014 and December 31, 2013, respectively. At each of March 31, 2014 and December 31, 2013, 99% of our residential mortgage-backed securities in our available for sale portfolio were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
The net unamortized purchase premiums on our CMO portfolio amounted to $63 million, or 1.2% of the portfolio, at March 31, 2014 and $58 million, or 1.2% of the portfolio, at December 31, 2013. The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $12 million, or 2.3% of the portfolio, at March 31, 2014, from $13 million, or 2.3% of the portfolio, at December 31, 2013.
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

The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
March 31, 2014
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$5,378	$5,294	$5,294	$—	$—	$—	$—
Residential mortgage-backed securities	543	548	548	—	—	—	—
Debt securities	300	307	295	11	—	—	—
Total	6,222	6,149	6,137	11	—	—	—
Commercial mortgage-backed securities	1,634	1,709	924	541	244	—	—
Collateralized loan obligations	1,331	1,366	968	367	31	—	—
Asset-backed securities	833	846	719	127	—	—	—
Corporate debt	849	864	—	127	187	549	1
States and political subdivisions	506	519	299	196	17	—	7
Other	34	34	1	6	4	—	23
Total investment securities	$11,410	$11,488	$9,048	$1,375	$483	$549	$31
December 31, 2013
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,985	$4,882	$4,882	$—	$—	$—	$—
Residential mortgage-backed securities	574	578	578	—	—	—	—
Debt securities	332	338	326	11	—	—	—
Total	5,891	5,798	5,786	11	—	—	—
Commercial mortgage-backed securities	1,759	1,831	1,027	549	255	—	—
Collateralized loan obligations	1,392	1,431	1,024	376	31	—	—
Asset-backed securities	896	905	689	216	—	—	—
Corporate debt	863	872	—	147	185	535	4
States and political subdivisions	516	529	303	202	16	—	9
Other	45	45	1	15	5	—	25
Total investment securities	$11,362	$11,411	$8,831	$1,515	$492	$535	$38
The weighted average credit rating of our portfolio was AA at March 31, 2014 and December 31, 2013.
Our Credit Portfolio Oversight Committee (the "Committee") meets monthly to analyze and monitor our securities portfolio from a credit perspective. In addition to reviewing security ratings, which are one measure of risk, the Committee reviews various credit metrics for each of the portfolios including these metrics under stressed environments. For structured securities, the Committee generally reviews changes in the underlying collateral and changes in credit enhancement. In the discussion of our investment portfolio above, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
Our CMBS portfolio had an amortized cost of $1.6 billion at March 31, 2014. Gross unrealized losses on our CMBS portfolio amounted to $1 million and $2 million at March 31, 2014 and December 31, 2013, respectively. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 86% of this portfolio was rated A or higher at March 31, 2014. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.

The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	March 31, 2014		December 31, 2013
Credit enhancement(1)	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$1,202	74%	$1,299	74%
25 - 30%	264	16	268	15
20 - 25%	138	8	177	10
18 - 20%	31	2	16	1
Total	$1,634	100%	$1,759	100%

(1)
Credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinated to the bonds we own plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.3 billion at March 31, 2014. Gross unrealized losses on our CLO portfolio amounted to $1 million and $2 million at March 31, 2014 and December 31, 2013, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 3.2% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Over half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 98% of our CLO portfolio was rated investment A or higher at March 31, 2014 and significant credit enhancements for our securities provide us protection from default.
The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated (amounts in millions):

	March 31, 2014		December 31, 2013
Credit Enhancement(1)	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$144	11%	$87	6%
35 - 40%	238	18	221	16
30 - 35%	108	8	222	16
25 - 30%	326	25	346	25
20 - 25%	137	10	136	10
15 - 20%	325	24	341	24
10 - 15%	53	4	39	3
0 - 10%	—	—	—	—
Total	$1,331	100%	$1,392	100%

(1)
Credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinated to the bonds we own plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

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
Factors or conditions that could affect our liquidity management objectives include profitability, changes in the mix of assets and liabilities on our balance sheet; our actual investment, loan, and deposit balances; our available collateralized wholesale borrowings; our reputation; and our credit rating. A significant change in our financial performance, our ability to maintain our deposit levels, the amount of our available collateralized wholesale borrowings, or credit rating could reduce the availability, or increase the cost, of our funding sources.
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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings is FHLB advances, of which we had $4.6 billion outstanding at March 31, 2014.
While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. We are rated by Moody’s, Standard and Poor’s (“S&P”), and Fitch Ratings (“Fitch”). Credit ratings relate to our ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and our ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently.
We have included credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of March 31, 2014:

	Moody's	S&P	Fitch
Senior unsecured	Ba1	BBB	BBB-
Subordinated debt	Ba2	BBB-	BB+
In March 2014, Moody's downgraded our long-term issuer rating. We do not expect this action to have a significant impact on our business.  Our asset quality metrics remain stable and favorable relative to our peers and our Bank and subsidiaries remain well-capitalized under current regulatory guidelines.

We have a total collateralized wholesale borrowing capacity of approximately $9.0 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $5.3 billion was available as of March 31, 2014.
Uses of liquidity
The primary uses of our liquidity are to provide for repayments of deposits and borrowings, support our operating activities, and fund loans or obtain other assets.
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
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $9.7 billion and $9.5 billion at March 31, 2014 and December 31, 2013, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit amounted to $3.3 billion and $3.4 billion at March 31, 2014 and December 31, 2013, respectively, and our unused home equity and other consumer lines of credit increased to $5.1 billion at March 31, 2014 from $4.9 billion at December 31, 2013. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $288 million and $297 million at March 31, 2014 and December 31, 2013, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages decreased to $129 million and $168 million at March 31, 2014 and December 31, 2013, respectively, as a result of decreasing mortgage applications and refinance volumes early in the quarter stemming from a higher interest rate environment and typical seasonal weakness.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company's liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $386 million at March 31, 2014. As of March 31, 2014, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to preferred and common shareholders without reliance on dividends from the Bank.
The Company’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $40 million and $25 million to the Company during the three months ended March 31, 2014 and 2013, respectively. Under the foregoing dividend restrictions, the Bank could pay additional dividends of approximately $362 million to the Company without obtaining regulatory approvals, however, this amount would be limited to $287 million to maintain its “well-capitalized” status.
Deposits
The following table illustrates the composition of our deposits at the dates indicated:

	March 31, 2014		December 31, 2013		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,665	13.3%	$3,667	13.8%	$(2)
Interest-bearing checking	4,929	17.9	4,744	17.8	185
Money market deposits	10,107	36.6	9,740	36.5	367
Noninterest-bearing	5,102	18.5	4,866	18.2	236
Total core deposits	23,802	86.2	23,016	86.3	786
Certificates	3,795	13.8	3,649	13.7	146
Total deposits	$27,598	100.0%	$26,665	100.0%	$932

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(In millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
March 31, 2014
Core deposits:
Savings	$2,344	$168	$227	$926	$3,665
Interest-bearing checking	3,047	646	584	652	4,929
Money market deposits	6,563	1,184	933	1,427	10,107
Noninterest-bearing	3,139	725	588	650	5,102
Total core deposits	15,093	2,724	2,331	3,654	23,802
Certificates	2,244	459	342	751	3,795
Total deposits	$17,337	$3,183	$2,673	$4,405	$27,598
December 31, 2013
Core deposits:
Savings	$2,342	$162	$221	$942	$3,667
Interest-bearing checking	2,812	640	656	636	4,744
Money market deposits	6,283	1,151	927	1,378	9,740
Noninterest-bearing	2,949	704	562	651	4,866
Total core deposits	14,385	2,657	2,366	3,608	23,016
Certificates	2,036	481	353	779	3,649
Total deposits	$16,421	$3,138	$2,719	$4,387	$26,665

(1)
Includes brokered money market deposits of $340 million and $336 million at March 31, 2014 and December 31, 2013, respectively, and brokered certificates of deposit of $959 million and $739 million at March 31, 2014 and December 31, 2013, respectively.

Our total deposits increased $932 million, or 14% annualized, from December 31, 2013 to $27.6 billion at March 31, 2014. Our strategic focus remains on efforts to grow our customer base, re-position our account mix and introduce new products and services.
Transaction deposits, which include interest-bearing and noninterest bearing checking balances, increased $421 million, or 18% annualized, from December 31, 2013, driven by seasonal strength in municipal checking accounts. Transaction deposits currently represent 36% of our deposit base, up from 34% a year ago.
The average cost of interest-bearing deposits of 0.23% was unchanged from December 31, 2013 and decreased three basis points from March 31, 2013. Noninterest bearing accounts increased $236 million, or 20% annualized, from December 31, 2013.
In response to changing consumer banking behaviors, we continue to invest in enhancing our self-service channels such as online, mobile and telephonic banking capabilities for retail and small business customers, while continuing to transform our branch network and in-branch experience. In the first quarter of 2014, we introduced our remote deposit capture feature through which a growing number of eligible mobile banking customers can deposit checks using their smartphones.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at March 31, 2014 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$4,452	$2,195	$170	$6,818
Construction	1,025	19	6	1,050
Business	4,326	880	264	5,470
Total commercial	9,803	3,094	441	13,338
Consumer:
Residential real estate	882	1,477	1,030	3,389
Home equity	2,165	398	204	2,767
Indirect auto	586	1,050	19	1,655
Credit cards	306	—	—	306
Other consumer	168	86	42	296
Total consumer	4,107	3,011	1,295	8,413
Total loans and leases	$13,910	$6,105	$1,735	$21,751
For the loans reported in the preceding table, the following sets forth at March 31, 2014, the dollar amount of all of our fixed-rate and adjustable-rate loans due after March 31, 2015:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$965	$1,401	$2,365
Construction	17	8	25
Business	1,052	92	1,144
Total commercial	2,034	1,500	3,535
Consumer:
Residential real estate	1,386	1,122	2,507
Home equity	600	1	602
Indirect auto	1,069	—	1,069
Other consumer	127	1	128
Total consumer	3,183	1,124	4,306
Total loans and leases	$5,217	$2,624	$7,841

The following table sets forth at March 31, 2014, the dollar amount of all of our fixed-rate loans due after March 31, 2015 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$635	$186	$128	$428	$28	$1,405
2 to 3 years	462	167	108	321	24	1,081
3 to 5 years	601	264	160	301	33	1,359
Total 1 to 5 years	1,697	616	397	1,050	85	3,845
5 to 10 years	272	384	175	19	25	875
More than 10 years	66	385	28	—	17	497
Total	$2,034	$1,386	$600	$1,069	$127	$5,217
The following table sets forth at March 31, 2014, the dollar amount of all of our adjustable-rate loans due after March 31, 2015 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$480	$332	$2	$814
2 to 3 years	374	226	—	600
3 to 5 years	544	303	—	846
Total 1 to 5 years	1,397	861	2	2,260
5 to 10 years	103	261	—	364
More than 10 years	—	—	—	—
Total	$1,500	$1,122	$2	$2,624
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

	Calculated increase (decrease)
	March 31, 2014		December 31, 2013
Changes in interest rates(1)	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points	$49	4.5%	$45	4.2%
+ 100 basis points	24	2.2	22	2.0
- 50 basis points	(6)	(0.6)	(6)	(0.6)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)	Under a shock scenario where interest rates increase 200 basis points immediately, net interest income is estimated to increase by approximately 8% at March 31, 2014.
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
Economic Value of Equity (EVE) Sensitivity
In addition to the Net Interest Income Sensitivity approach, the interest rate risk position is also evaluated using an Economic Value of Equity ("EVE") approach. The assessment of both short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches provides a comprehensive analysis of interest rate risk exposure.

The EVE calculation represents a hypothetical valuation of equity, and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows plus the current market value of any off balance sheet positions. EVE values only the current balance sheet positions and therefore does not incorporate the growth assumptions inherent in the Net Interest Income Sensitivity approach. All positions are evaluated in a current rate and parallel shock scenarios, which range from (100) bps to +300 bps.

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

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile the dates indicated:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	March 31, 2014	December 31, 2013
- 100 basis points	0.8%	2.4%
+ 100 basis points	(4.3)	(4.8)
+ 200 basis points (1)	(10.2)	(11.0)
+ 300 basis points (2)	(16.9)	(17.5)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
Our EVE measures became slightly less liability sensitive during the first quarter of 2014 as a result of the combination of growth in variable rate commercial loans and longer duration funding in the form of brokered certificates of deposits and borrowings as compared to December 31, 2013.
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
As of March 31, 2014, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
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
During the first three months of 2014, our stockholders’ equity increased $33 million as our net income of $59 million and $7 million of unrealized gains on our available for sale investment securities were partially offset by $28 million, or $0.08 per share, in common stock dividends and $8 million in preferred stock dividends. Our tangible common equity ratio was 6.07% at March 31, 2014 and 6.02% at December 31, 2013.
First Niagara Financial Group, Inc. and our bank subsidiary, First Niagara Bank, N.A. are subject to regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.
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

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at March 31, 2014 are presented in the following table:

	Actual		Minimum amount to be well-capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$2,562	7.28%	$1,760	5.00%
Tier 1 risk-based capital	2,562	9.62	1,598	6.00
Total risk-based capital	3,089	11.60	2,663	10.00
First Niagara Bank, N.A.:
Leverage ratio	$2,719	7.74%	$1,756	5.00%
Tier 1 risk-based capital	2,719	10.22	1,596	6.00
Total risk-based capital	2,948	11.08	2,660	10.00
Impact of New Accounting Standards
In January 2014, the FASB issued guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The low-income housing tax credit program is designed to encourage private capital investment in the construction and rehabilitation of low-income housing.  The guidance becomes effective for us on January 1, 2015 with early adoption permitted.  We have not early adopted this guidance and we do not expect this to have a significant impact on our financial statements.
In January 2014, the FASB issued guidance on when a creditor should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized.  The objective of the guidance is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The guidance becomes effective for us on January 1, 2015 with early adoption permitted.  We have not early adopted this guidance and we do not expect this to have a significant impact on our financial statements.
In April 2014, the FASB issued guidance that will change the requirements for reporting discontinued operations.  The new guidance will require that a disposal of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance becomes effective for us on January 1, 2015 with early adoption permitted.

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in millions, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$503	$463
Investment securities:
Available for sale, at fair value (amortized cost of $6,942 and $7,319 in 2014 and 2013; includes pledged securities that can be sold or repledged of $290 and $303 in 2014 and 2013)	7,060	7,423
Held to maturity, at amortized cost (fair value of $4,427 and $3,988 in 2014 and 2013; includes pledged securities that can be sold or repledged of $393 and $388 in 2014 and 2013)	4,467	4,042
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	438	469
Loans held for sale	34	50
Loans and leases (net of allowance for loan losses of $215 and $209 in 2014 and 2013)	21,536	21,230
Bank owned life insurance	417	415
Premises and equipment, net	412	418
Goodwill	2,449	2,449
Core deposit and other intangibles, net	86	94
Other assets	588	574
Total assets	$37,990	$37,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,598	$26,665
Short-term borrowings	4,137	4,822
Long-term borrowings	733	734
Other	496	414
Total liabilities	32,964	32,635
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2014 and 2013	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2014 and 2013	4	4
Additional paid-in capital	4,235	4,235
Retained earnings	559	536
Accumulated other comprehensive income	69	62
Common stock held by employee stock ownership plan, 1,956,888 and 2,001,373 shares in 2014 and 2013	(16)	(17)
Treasury stock, at cost, 11,874,588 and 12,060,739 shares in 2014 and 2013	(162)	(165)
Total stockholders’ equity	5,026	4,993
Total liabilities and stockholders’ equity	$37,990	$37,628
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2014	2013
Interest income:
Loans and leases	$210	$207
Investment securities and other	90	89
Total interest income	300	296
Interest expense:
Deposits	12	14
Borrowings	17	15
Total interest expense	29	29
Net interest income	271	266
Provision for credit losses	25	20
Net interest income after provision for credit losses	246	246
Noninterest income:
Deposit service charges	23	25
Insurance commissions	16	16
Merchant and card fees	12	11
Wealth management services	16	13
Mortgage banking	3	6
Capital markets income	4	6
Lending and leasing	5	4
Bank owned life insurance	5	3
Other income	(7)	4
Total noninterest income	77	89
Noninterest expense:
Salaries and employee benefits	118	116
Occupancy and equipment	28	28
Technology and communications	30	27
Marketing and advertising	7	4
Professional services	12	10
Amortization of intangibles	8	14
Federal deposit insurance premiums	9	9
Restructuring charges	10	—
Other expense	27	30
Total noninterest expense	249	238
Income before income taxes	74	98
Income taxes	14	30
Net income	59	67
Preferred stock dividend	8	8
Net income available to common stockholders	$52	$60
Earnings per share:
Basic	$0.15	$0.17
Diluted	$0.15	$0.17
Weighted average common shares outstanding:
Basic	350	349
Diluted	351	350
Dividends per common share	$0.08	$0.08
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2014	2013
Net income	$59	$67
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains (losses) arising during the year	9	(12)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the year	—	(34)
Net unrealized gains (losses) on securities available for sale	9	(46)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains on securities transferred during the year	—	34
Less: amortization of net unrealized holding gains to income during the year	(2)	(1)
Net unrealized holding (losses) gains on securities transferred during the year	(2)	33
Total other comprehensive income (loss)	7	(12)
Total comprehensive income	$66	$55
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2014	$338	$4	$4,235	$536	$62	$(17)	$(165)	$4,993
Net income	—	—	—	59	—	—	—	59
Total other comprehensive income, net	—	—	—	—	7	—	—	7
ESOP shares committed to be released (44,485 shares)	—	—	—	—	—	—	—	—
Stock-based compensation activity (186,151 shares)	—	—	—	(1)	—	—	3	2
Preferred stock dividends	—	—	—	(8)	—	—	—	(8)
Common stock dividends of $0.08 per share	—	—	—	(28)	—	—	—	(28)
Balances at March 31, 2014	$338	$4	$4,235	$559	$69	$(16)	$(162)	$5,026
Balances at January 1, 2013	$338	$4	$4,231	$399	$157	$(18)	$(184)	$4,927
Net Income	—	—	—	67	—	—	—	67
Total other comprehensive loss, net	—	—	—	—	(12)	—	—	(12)
ESOP shares committed to be released (44,485 shares)	—	—	—	—	—	—	—	—
Stock-based compensation activity (386,958 shares)	—	—	6	(11)	—	—	6	—
Preferred stock dividends	—	—	—	(8)	—	—	—	(8)
Common stock dividends of $0.08 per share	—	—	—	(28)	—	—	—	(28)
Balances at March 31, 2013	$338	$4	$4,236	$419	$145	$(18)	$(178)	$4,947
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$59	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	11	10
Provision for credit losses	25	20
Depreciation of premises and equipment	13	13
Amortization of intangibles	8	14
Origination of loans held for sale	(128)	(404)
Proceeds from sales of loans held for sale	145	439
ESOP and stock based-compensation expense	3	2
Deferred income tax (benefit) expense	(20)	2
Other, net	39	21
Net cash provided by operating activities	154	184
Cash flows from investing activities:
Proceeds from sales of securities available for sale	10	166
Proceeds from maturities of securities available for sale	92	27
Principal payments received on securities available for sale	294	528
Purchases of securities available for sale	(18)	(624)
Principal payments received on securities held to maturity	150	80
Purchases of securities held to maturity	(545)	—
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank common stock	32	19
Net increase in loans and leases	(335)	(341)
Purchases of premises and equipment	(11)	(19)
Other, net	6	5
Net cash used in investing activities	(326)	(159)
Cash flows from financing activities:
Net increase in deposits	933	59
Repayments of short-term borrowings, net	(685)	(55)
Repayments of long-term borrowings	(1)	—
Dividends paid on noncumulative preferred stock	(8)	(8)
Dividends paid on common stock	(28)	(28)
Other, net	—	(1)
Net cash provided by (used in) financing activities	212	(32)
Net increase (decrease) in cash and cash equivalents	40	(7)
Cash and cash equivalents at beginning of period	463	431
Cash and cash equivalents at end of period	$503	$424

Supplemental disclosures
Cash paid during the period for:
Income taxes	$36	$—
Interest expense	30	31
Other noncash activity:
Securities available for sale purchased not settled	36	43
Securities held to maturity purchased not settled	6	—
Securities transferred from available for sale to held to maturity (at fair value)	—	3,001
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(in millions, except as noted and per share amounts)
The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (the “Company”), including its wholly owned subsidiary First Niagara Bank, N.A. (the “Bank”), have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information.
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. Results for the three months ended March 31, 2014 do not necessarily reflect the results that may be expected for the year ending December 31, 2014. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

Note 1. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$506	$13	$—	$519
U.S. Treasury	20	—	—	20
U.S. government sponsored enterprises	261	6	(1)	266
Corporate	849	22	(7)	864
Total debt securities	1,636	42	(7)	1,670
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	40	1	(2)	38
Federal National Mortgage Association	127	5	—	131
Federal Home Loan Mortgage Corporation	145	5	—	149
Collateralized mortgage obligations:
Federal National Mortgage Association	776	—	(34)	742
Federal Home Loan Mortgage Corporation	387	—	(13)	374
Non-agency issued	11	—	—	11
Total collateralized mortgage obligations	1,174	1	(48)	1,127
Total residential mortgage-backed securities	1,484	11	(49)	1,446
Commercial mortgage-backed securities, non-agency issued	1,634	76	(1)	1,709
Total mortgage-backed securities	3,118	86	(50)	3,154
Collateralized loan obligations, non-agency issued	1,331	36	(1)	1,366
Asset-backed securities collateralized by:
Student loans	301	9	—	310
Credit cards	73	—	—	72
Auto loans	321	4	—	325
Other	138	1	(1)	138
Total asset-backed securities	833	15	(2)	846
Other	23	—	—	23
Total securities available for sale	$6,942	$178	$(60)	$7,060
Investment securities held to maturity:
Debt securities, U.S. government agencies	$20	$—	$—	$20
Residential mortgage-backed securities:
Government National Mortgage Association	16	—	—	16
Federal National Mortgage Association	139	—	(3)	137
Federal Home Loan Mortgage Corporation	77	—	(1)	76
Collateralized mortgage obligations:
Government National Mortgage Association	2,041	25	(15)	2,052
Federal National Mortgage Association	1,117	1	(37)	1,081
Federal Home Loan Mortgage Corporation	1,057	16	(27)	1,045
Total collateralized mortgage obligations	4,215	42	(79)	4,178
Total residential mortgage-backed securities	4,447	43	(83)	4,407
Total securities held to maturity	$4,467	$43	$(83)	$4,427

	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$516	$14	$—	$529
U.S. Treasury	20	—	—	20
U.S. government sponsored enterprises	306	7	(1)	312
Corporate	863	19	(11)	872
Total debt securities	1,705	40	(12)	1,734
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	41	1	(2)	40
Federal National Mortgage Association	134	5	—	139
Federal Home Loan Mortgage Corporation	154	5	—	159
Collateralized mortgage obligations:
Federal National Mortgage Association	797	—	(36)	761
Federal Home Loan Mortgage Corporation	396	—	(17)	379
Non-agency issued	12	1	—	13
Total collateralized mortgage obligations	1,205	1	(54)	1,152
Total residential mortgage-backed securities	1,534	12	(56)	1,490
Commercial mortgage-backed securities, non-agency issued	1,759	74	(2)	1,831
Total mortgage-backed securities	3,294	85	(58)	3,321
Collateralized loan obligations, non-agency issued	1,392	40	(2)	1,431
Asset-backed securities collateralized by:
Student loans	306	6	—	312
Credit cards	73	—	(1)	73
Auto loans	331	4	—	335
Other	186	1	(1)	186
Total asset-backed securities	896	11	(2)	905
Other	33	1	—	33
Total securities available for sale	$7,319	$178	$(74)	$7,423
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	$—	$5
Residential mortgage-backed securities:
Government National Mortgage Association	17	—	—	17
Federal National Mortgage Association	146	—	(3)	143
Federal Home Loan Mortgage Corporation	81	—	(1)	81
Collateralized mortgage obligations:
Government National Mortgage Association	1,713	26	(12)	1,727
Federal National Mortgage Association	1,074	—	(47)	1,027
Federal Home Loan Mortgage Corporation	1,007	12	(30)	989
Total collateralized mortgage obligations	3,793	39	(90)	3,742
Total residential mortgage-backed securities	4,037	40	(94)	3,983
Total securities held to maturity	$4,042	$40	$(94)	$3,988

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$13	$—	25	$1	$—	4	$14	$—	29
U.S. government sponsored enterprises	71	(1)	12	—	—	—	71	(1)	12
Corporate	154	(4)	94	56	(2)	28	210	(7)	122
Total debt securities	239	(5)	131	57	(2)	32	296	(7)	163
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(2)	5	19	(2)	5
Federal National Mortgage Association	—	—	2	—	—	—	—	—	2
Collateralized mortgage obligations:
Federal National Mortgage Association	685	(32)	38	38	(2)	3	723	(34)	41
Federal Home Loan Mortgage Corporation	359	(13)	18	—	—	—	359	(13)	18
Non-agency issued	1	—	4	—	—	—	1	—	4
Total collateralized mortgage obligations	1,045	(45)	60	38	(2)	3	1,083	(48)	63
Total residential mortgage-backed securities	1,045	(45)	62	57	(4)	8	1,102	(49)	70
Commercial mortgage-backed securities, non-agency issued	54	(1)	8	—	—	1	55	(1)	9
Total mortgage-backed securities	1,099	(46)	70	57	(4)	9	1,157	(50)	79
Collateralized loan obligations, non-agency issued	240	(1)	25	9	—	2	249	(1)	27
Asset-backed securities collateralized by:
Student loans	16	—	4	2	—	1	17	—	5
Credit card	36	—	4	—	—	—	36	—	4
Auto loans	13	—	3	—	—	—	13	—	3
Other	46	(1)	5	7	—	1	53	(1)	6
Total asset-backed securities	111	(1)	16	9	—	2	120	(2)	18
Other	12	—	3	10	—	3	22	—	6
Total securities available for sale in an unrealized loss position	$1,701	$(54)	245	$141	$(7)	48	$1,843	$(60)	293

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$10	$—	2	$—	$—	—	$10	$—	2
Residential mortgage-backed securities:
Government National Mortgage Association	10	—	4	—	—	—	10	—	4
Federal National Mortgage Association	124	(3)	35	—	—	—	124	(3)	35
Federal Home Loan Mortgage Corporation	57	(1)	17	—	—	—	57	(1)	17
Collateralized mortgage obligations:
Government National Mortgage Association	830	(15)	80	—	—	—	830	(15)	80
Federal National Mortgage Association	840	(35)	51	66	(3)	3	906	(37)	54
Federal Home Loan Mortgage Corporation	622	(26)	39	33	(1)	2	654	(27)	41
Total collateralized mortgage obligations	2,292	(75)	170	98	(4)	5	2,390	(79)	175
Total residential mortgage-backed securities	2,483	(79)	226	98	(4)	5	2,581	(83)	231
Total securities held to maturity in an unrealized loss position	$2,493	$(79)	228	$98	$(4)	5	$2,591	$(83)	233

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$13	$—	25	$3	$—	7	$16	$—	32
U.S. government sponsored enterprises	71	(1)	11	2	—	2	73	(1)	13
Corporate	232	(8)	165	74	(2)	23	306	(11)	188
Total debt securities	315	(9)	201	79	(2)	32	394	(12)	233
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(2)	6	19	(2)	6
Federal National Mortgage Association	—	—	3	—	—	3	1	—	6
Collateralized mortgage obligations:
Federal National Mortgage Association	744	(36)	41	—	—	—	744	(36)	41
Federal Home Loan Mortgage Corporation	361	(17)	19	—	—	—	361	(17)	19
Non-agency issued	1	—	3	—	—	—	1	—	3
Total collateralized mortgage obligations	1,106	(54)	63	—	—	—	1,106	(54)	63
Total residential mortgage-backed securities	1,106	(54)	66	19	(2)	9	1,125	(56)	75
Commercial mortgage-backed securities, non-agency issued	158	(2)	15	12	—	3	170	(2)	18
Total mortgage-backed securities	1,264	(56)	81	32	(2)	12	1,296	(58)	93
Collateralized loan obligations, non-agency issued	261	(2)	28	3	—	1	264	(2)	29
Asset-backed securities collateralized by:
Student loans	67	—	8	—	—	—	67	—	8
Credit card	36	(1)	4	—	—	—	36	(1)	4
Auto loans	25	—	5	—	—	—	25	—	5
Other	72	(1)	11	—	—	—	72	(1)	11
Total asset-backed securities	200	(2)	28	—	—	—	200	(2)	28
Other	14	—	3	8	—	2	22	—	5
Total securities available for sale in an unrealized loss position	$2,054	$(69)	341	$122	$(5)	47	$2,176	$(74)	388

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	1	$—	$—	—	$5	$—	1
Residential mortgage-backed securities:
Government National Mortgage Association	11	—	4	—	—	—	11	—	4
Federal National Mortgage Association	119	(3)	30	—	—	—	119	(3)	30
Federal Home Loan Mortgage Corporation	59	(1)	15	—	—	—	59	(1)	15
Collateralized mortgage obligations:
Government National Mortgage Association	520	(12)	58	—	—	—	520	(12)	58
Federal National Mortgage Association	1,011	(47)	59	—	—	—	1,011	(47)	59
Federal Home Loan Mortgage Corporation	629	(30)	35	22	(1)	1	652	(30)	36
Total collateralized mortgage obligations	2,160	(89)	152	22	(1)	1	2,182	(90)	153
Total residential mortgage-backed securities	2,348	(94)	201	22	(1)	1	2,371	(94)	202
Total securities held to maturity in an unrealized loss position	$2,353	$(94)	202	$22	$(1)	1	$2,376	$(94)	203
We have assessed the securities in an unrealized loss position at March 31, 2014 and December 31, 2013 and determined that the declines in fair value below amortized cost were temporary.

The Volcker Rule provisions of the Dodd-Frank Act restrict our ability to hold debt securities issued by Collateralized Loan Obligations ("CLOs") where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On April 7, 2014, the Federal Reserve announced that it intends to grant banking entities two additional one year extensions, which together would extend until July 21, 2017, the time period for institutions to conform their ownership interests in and sponsorship of CLOs to the final Volcker Rule.
For our CLOs subject to the Volcker Rule in an unrealized loss position, we believe it is more likely than not that we will be able to hold these securities to recovery, which could be maturity as the Federal Reserve announcement extends the conformance period to July 2017 and we believe that other structural remedies are available to us to allow us to continue holding the bonds after the conformance period.
In making the determination that the declines in fair value below amortized cost for the remainder of the portfolio were temporary, we considered some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Scheduled contractual maturities of our investment securities at March 31, 2014 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$162	$163
After one year through five years	864	889
After five years through ten years	619	627
After ten years	11	10
Total debt securities	1,656	1,690
Mortgage-backed securities	7,566	7,562
Collateralized loan obligations	1,331	1,366
Asset-backed securities	833	846
Other	23	23
	$11,410	$11,488
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio increased to 3.7 years at March 31, 2014 from 3.5 years at December 31, 2013.
Note 2. Loans and Leases
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
Our loans and leases receivable consisted of the following at the dates indicated:

	March 31, 2014			December 31, 2013
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$5,549	$1,269	$6,818	$5,527	$1,387	$6,914
Construction	1,027	23	1,050	828	36	864
Business	5,053	417	5,470	4,876	414	5,290
Total commercial	11,629	1,709	13,338	11,231	1,838	13,068
Consumer:
Residential real estate	1,898	1,491	3,389	1,902	1,546	3,448
Home equity	1,605	1,162	2,767	1,618	1,134	2,752
Indirect auto	1,655	—	1,655	1,544	—	1,544
Credit cards	306	—	306	325	—	325
Other consumer	296	—	296	302	—	302
Total consumer	5,760	2,653	8,413	5,691	2,680	8,371
Total loans and leases	17,389	4,362	21,751	16,922	4,517	21,440
Allowance for loan losses	(211)	(4)	(215)	(205)	(4)	(209)
Total loans and leases, net	$17,178	$4,358	$21,536	$16,717	$4,514	$21,230

As of March 31, 2014 and December 31, 2013, we had a liability for unfunded loan commitments of $14 million and $13 million, respectively. For the three months ended March 31, 2014 and 2013, we recognized provision for credit losses related to our unfunded loan commitments of $0.4 million.
Of the $2.8 billion home equity portfolio at both March 31, 2014 and December 31, 2013, $1.0 billion were in a first lien position at both period ends. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2014 and December 31, 2013.

Acquired loan portfolios
We have acquired loans in four acquisitions since January 1, 2009. All acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification Topic (“ASC”) 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) or ASC 310-20 (Nonrefundable Fees and Other Costs.)
The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at the dates indicated:

	March 31, 2014	December 31, 2013
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$16	$18
Carrying amount	10	12
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	3,094	3,301
Carrying amount	3,028	3,233
Other acquired loans
Outstanding principal balance	1,369	1,321
Carrying amount	1,324	1,273
Total acquired loans
Outstanding principal balance	4,479	4,640
Carrying amount	4,362	4,517
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2013	$(1,057)
Net reclassifications from nonaccretable yield	(15)
Accretion	199
Other (1)	22
Balance at December 31, 2013	(851)
Reclassifications from nonaccretable yield	(4)
Accretion	38
Other (1)	55
Balance at March 31, 2014	$(762)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
During the three months ended March 31, 2014 and 2013, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances.  The increase in prepayment speed assumptions reduced our accretable discount by $55 million and $22 million, respectively.  These changes did not materially impact our interest income or net interest margin.

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
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	(5)	16	—	1	3	3	2	21
Charge-offs	(1)	(10)	—	(1)	(2)	(3)	(2)	(20)
Recoveries	3	1	—	—	—	—	—	4
Balance at end of period	$44	$127	$2	$8	$11	$13	$5	$211
Allowance for loan losses:
Individually evaluated for impairment	$1	$2	$1	$3	$—	$—	$—	$7
Collectively evaluated for impairment	42	125	1	5	11	13	5	204
Total	$44	$127	$2	$8	$11	$13	$5	$211
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$60	$55	$20	$6	$1	$—	$2	$146
Collectively evaluated for impairment	6,515	4,998	1,878	1,598	1,654	306	293	17,242
Total	$6,575	$5,053	$1,898	$1,605	$1,655	$306	$296	$17,389
Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	5	3	—	2	1	5	2	19
Charge-offs	(1)	(5)	(1)	(1)	—	—	(2)	(11)
Recoveries	—	—	—	—	—	—	—	2
Balance at end of period	$41	$97	$4	$6	$5	$12	$5	$171
Allowance for loan losses:
Individually evaluated for impairment	$2	$7	$1	$3	$—	$—	$—	$12
Collectively evaluated for impairment	40	91	3	3	5	12	5	159
Total	$41	$97	$4	$6	$5	$12	$5	$171
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$76	$67	$20	$6	$—	$—	$2	$171
Collectively evaluated for impairment	5,255	4,340	1,689	1,333	818	264	230	13,930
Total	$5,331	$4,407	$1,709	$1,338	$818	$264	$232	$14,100

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	—	2	—	—	3
Charge-offs	(1)	—	—	(2)	—	—	(3)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	4
Total	$—	$—	$1	$3	$—	$—	$4
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$7	$—	$4	$—	$—	$11
Collectively evaluated for impairment	—	314	—	999	—	—	1,313
Loans acquired with deteriorated credit quality	1,292	95	1,491	160	—	—	3,038
Total	$1,292	$417	$1,491	$1,162	$—	$—	$4,362
Three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	1	—	—	—	—	—	1
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$1	$1
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	1	1
Total	$—	$—	$—	$—	$—	$1	$1
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$1	$8	$—	$3	$—	$—	$12
Collectively evaluated for impairment	—	409	—	1,019	34	17	1,480
Loans acquired with deteriorated credit quality	1,963	220	1,906	286	—	67	4,443
Total	$1,964	$637	$1,906	$1,308	$34	$85	$5,935

Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	March 31, 2014			December 31, 2013
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$41	$—	$41	$53	$1	$54
Business	35	9	45	42	9	51
Total commercial	77	9	86	95	10	105
Consumer:
Residential real estate	33	—	33	31	—	31
Home equity	20	21	41	18	20	39
Indirect auto	8	—	8	6	—	6
Other consumer	5	—	5	6	—	6
Total consumer	65	21	87	62	20	82
Total	$142	$31	$173	$157	$30	$188
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended
	March 31,
	2014	2013

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$2	$2

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 71% and 69% of the loans’ contractual principal balance at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014			December 31, 2013
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$47	$62	$—	$48	$63	$—
Business	42	69	—	55	84	—
Total commercial	89	131	—	103	146	—
Consumer:
Residential real estate	13	14	—	12	12	—
Home equity	3	4	—	4	5	—
Indirect auto	1	1	—	1	1	—
Other consumer	1	1	—	1	1	—
Total consumer	19	20	—	18	20	—
Total	$107	$152	$—	$121	$166	$—
With a related allowance recorded:
Commercial:
Real estate	$13	$17	$1	$24	$35	$4
Business	13	14	2	4	6	2
Total commercial	27	31	3	28	41	5
Consumer:
Residential real estate	7	8	1	8	9	1
Home equity	3	4	3	4	5	3
Indirect auto	1	1	—	1	1	—
Other consumer	1	1	—	1	1	—
Total consumer	12	13	4	14	16	4
Total	$39	$44	$7	$42	$57	$9
Total
Commercial:
Real estate	$60	$79	$1	$72	$97	$4
Business	55	83	2	59	90	2
Total commercial	116	162	3	131	187	5
Consumer:
Residential real estate	20	22	1	20	21	1
Home equity	6	8	3	8	10	3
Indirect auto	1	2	—	1	2	—
Other consumer	2	3	—	3	3	—
Total consumer	31	34	4	32	36	4
Total	$146	$196	$7	$163	$222	$9

The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	March 31, 2014			December 31, 2013
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$1	$4	$—
Business	7	8	—	7	8	—
Total commercial	7	8	—	8	12	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	4	5	—	1	2	—
Other consumer	—	—	—	—	—	—
Total consumer	4	5	—	1	2	—
Total(1)	$11	$14	$—	$10	$14	$—

(1)	Includes nonaccrual purchased credit impaired loans.
The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	March 31,
	2014		2013
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Three months ended
Commercial:
Real estate	$62	$—	$77	$—
Business	55	—	68	—
Total commercial	117	1	145	—
Consumer:
Residential real estate	20	—	20	—
Home equity	6	—	6	—
Indirect auto	2	—	—	—
Other consumer	2	—	2	—
Total consumer	31	—	27	—
Total	$148	$1	$173	$—

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	March 31,
	2014		2013
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Three months ended
Commercial:
Real estate	$—	$—	$1	$—
Business	8	—	8	—
Total commercial	8	—	9	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	3	—
Other consumer	—	—	—	—
Total consumer	4	—	3	—
Total(1)	$11	$—	$12	$—

(1)	Includes nonaccrual purchased credit impaired loans.
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
The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
March 31, 2014
Nonaccrual loans	$86	$87	$173
Plus: Accruing TDRs	48	8	56
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11)	(61)	(71)
Total impaired loans(1)	$123	$34	$157
December 31, 2013:
Nonaccrual loans	$105	$82	$188
Plus: Accruing TDRs	45	8	52
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11)	(57)	(67)
Total impaired loans(1)	$139	$33	$172

(1)	Includes nonaccrual purchased credit impaired loans.
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.

The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
March 31, 2014
Originated loans
Commercial:
Real estate	$13	$13	$29	$55	$6,521	$6,575	$—
Business	7	1	15	24	5,030	5,053	—
Total commercial	21	14	44	79	11,550	11,629	—
Consumer:
Residential real estate	4	2	21	27	1,871	1,898	—
Home equity	3	2	13	17	1,587	1,605	—
Indirect auto	10	2	3	16	1,640	1,655	—
Credit cards	2	1	3	6	300	306	3
Other consumer	2	1	3	6	290	296	—
Total consumer	21	8	43	73	5,687	5,760	3
Total	$42	$22	$87	$151	$17,237	$17,389	$3
Acquired loans
Commercial:
Real estate	$3	$1	$42	$46	$1,246	$1,292	$42
Business	1	1	9	11	406	417	5
Total commercial	4	2	51	57	1,652	1,709	46
Consumer:
Residential real estate	14	9	64	88	1,403	1,491	64
Home equity	9	3	22	34	1,128	1,162	6
Total consumer	23	12	87	122	2,531	2,653	70
Total	$28	$14	$137	$179	$4,183	$4,362	$116
December 31, 2013
Originated loans
Commercial:
Real estate	$5	$2	$27	$34	$6,321	$6,354	$—
Business	4	3	20	28	4,849	4,876	—
Total commercial	9	5	47	61	11,169	11,231	—
Consumer:
Residential real estate	6	2	21	30	1,872	1,902	—
Home equity	3	2	12	17	1,601	1,618	—
Indirect auto	12	2	3	18	1,526	1,544	—
Credit cards	2	1	3	6	319	325	3
Other consumer	3	1	3	7	295	302	—
Total consumer	27	9	43	79	5,613	5,691	3
Total	$36	$15	$90	$140	$16,782	$16,922	$3
Acquired loans
Commercial:
Real estate	$8	$8	$37	$52	$1,371	$1,423	$36
Business	2	1	8	11	403	414	5
Total commercial	10	8	45	63	1,774	1,838	41
Consumer:
Residential real estate	19	11	64	94	1,452	1,546	64
Home equity	7	4	20	31	1,103	1,134	5
Total consumer	26	15	84	125	2,555	2,680	70
Total	$35	$23	$130	$188	$4,330	$4,517	$110

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
March 31, 2014
Originated loans:
Pass	$6,237	$4,695	$10,931	94.0%
Criticized:(1)
Accrual	298	323	621	5.3
Nonaccrual	41	35	77	0.7
Total criticized	339	359	698	6.0
Total	$6,575	$5,053	$11,629	100.0%
Acquired loans:
Pass	$1,131	$360	$1,491	87.3%
Criticized:(1)
Accrual	162	48	209	12.2
Nonaccrual	—	9	9	0.5
Total criticized	162	57	218	12.7
Total	$1,292	$417	$1,709	100.0%
December 31, 2013
Originated loans:
Pass	$6,028	$4,590	$10,618	94.6%
Criticized:(1)
Accrual	273	244	517	4.6
Nonaccrual	53	42	95	0.8
Total criticized	327	286	612	5.4
Total	$6,354	$4,876	$11,231	100.0%
Acquired loans:
Pass	$1,260	$359	$1,619	88.2%
Criticized:(1)
Accrual	162	46	208	11.3
Nonaccrual	1	9	10	0.5
Total criticized	163	55	218	11.8
Total	$1,423	$414	$1,838	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business,” under “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2013.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Indirect auto	Credit cards	Other consumer	Total	Percent of total
March 31, 2014
Originated loans by refreshed FICO score:
Over 700	$1,628	$1,315	$1,069	$206	$170	$4,388	76.2%
660-700	130	159	317	52	51	710	12.3
620-660	63	65	157	24	27	335	5.8
580-620	31	32	60	11	13	148	2.6
Less than 580	37	30	53	8	15	143	2.5
No score(1)	10	3	—	3	19	35	0.5
Total	$1,898	$1,605	$1,655	$306	$296	$5,760	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,035	$904	$—	$—	$—	$1,939	73.1%
660-700	108	100	—	—	—	207	7.8
620-660	65	58	—	—	—	123	4.6
580-620	54	40	—	—	—	94	3.5
Less than 580	73	41	—	—	—	114	4.3
No score(1)	156	19	—	—	—	175	6.6
Total	$1,491	$1,162	$—	$—	$—	$2,653	100.0%
December 31, 2013
Originated loans by refreshed FICO score:
Over 700	$1,609	$1,327	$993	$223	$173	$4,324	76.0%
660-700	128	158	304	53	53	696	12.2
620-660	56	69	149	25	28	328	5.8
580-620	32	30	55	12	14	142	2.5
Less than 580	38	30	43	8	15	135	2.4
No score(1)	39	3	—	4	20	66	1.1
Total	$1,902	$1,618	$1,544	$325	$302	$5,691	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,074	$874	$—	$—	$—	$1,948	72.7%
660-700	115	103	—	—	—	218	8.1
620-660	61	57	—	—	—	119	4.4
580-620	57	39	—	—	—	95	3.6
Less than 580	75	40	—	—	—	114	4.3
No score(1)	164	21	—	—	—	185	6.9
Total	$1,546	$1,134	$—	$—	$—	$2,680	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at the dates indicated:

	March 31, 2014	December 31, 2013
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$56	$52
Nonaccrual	46	56
Total troubled debt restructurings (1)	$102	$108

(1)	Includes 74 and 40 acquired loans that were restructured with a recorded investment of $4 million and $1 million at March 31, 2014 and December 31, 2013, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended March 31, 2014
Commercial:
Commercial real estate
Extension of term and rate reduction	1	$—	$—	$—
Commercial business
Extension of term	2	3	—	—
Total commercial	3	3	—	—
Consumer:
Residential real estate
Extension of term	2	$—	$—	$—
Deferral of principal and extension of term	1	—	—	—
Extension of term and rate reduction	4	—	—	—
Chapter 7 bankruptcy	8	1	—	—
Home equity
Deferral of principal and extension of term	2	—	—	—
Chapter 7 Bankruptcy	33	1	—	—
Indirect auto
Chapter 7 Bankruptcy	86	1	—	—
Total consumer	136	4	—	—
Total	139	$7	$—	$—

Three months ended March 31, 2013
Commercial:
Commercial real estate
Extension of term	4	$6	$—	$1
Extension of term and rate reduction	1	4	—	—
Commercial business
Extension of term	4	7	1	—
Total commercial	9	18	2	1
Consumer:
Residential real estate
Extension of term	1	$—	$—	$—
Rate reduction	2	—	—	—
Extension of term and rate reduction	2	1	—	—
Chapter 7 Bankruptcy	2	—	—	—
Home equity
Rate reduction	1	—	—	—
Chapter 7 Bankruptcy	7	—	—	—
Indirect auto
Chapter 7 Bankruptcy	8	—	—	—
Other consumer
Chapter 7 Bankruptcy	14	—	—	—
Total consumer	37	2	—	—
Total	46	$20	$2	$1

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was not significant for the three months ended March 31, 2014 and 2013.

Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	March 31,
	2014	2013
Mortgages serviced for others	$3,713	$3,157
Mortgage servicing asset recorded for loans serviced for others, net	36	28
Note 3. Derivative Financial Instruments
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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
March 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap agreements	$11	$—	$24	$1
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,172	70	3,204	71
Total derivatives	$3,183	$70	$3,228	$72
December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements	$22	$—	$13	$1
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,092	76	3,094	76
Total derivatives	$3,114	$76	$3,107	$77

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.
Some of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position of $47 million and $49 million at March 31, 2014 and December 31, 2013, respectively. We offset $70 million and $76 million of liabilities with $23 million and $27 million of assets in our Consolidated Statement of Financial Condition at March 31, 2014 and December 31, 2013, respectively, related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $58 million and $43 million at March 31, 2014 and December 31, 2013, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant for the three months ended March 31, 2014 and 2013.
Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At March 31, 2014, we did not have any derivatives classified as cash flow hedges. At March 31, 2014, there was a $5 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.
The amount of gain on our cash flow hedging relationships recognized in other comprehensive income and the amount of loss on our cash flow hedging relationships reclassified from other comprehensive income to interest expense on borrowings were not significant for the three months ended March 31, 2014 and 2013.

Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $2 million and $5 million for the three months ended March 31, 2014 and 2013, respectively, included in Capital Markets income in our Consolidated Statements of Income.

Note 4. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended March 31,
	2014	2013
Net income available to common stockholders	$52	$60
Less income allocable to unvested restricted stock awards	—	—
Net income allocable to common stockholders	$52	$60
Weighted average common shares outstanding:
Total shares issued	366	366
Unallocated employee stock ownership plan shares	(2)	(2)
Unvested restricted stock awards	(2)	(1)
Treasury shares	(12)	(13)
Total basic weighted average common shares outstanding	350	349
Effect of dilutive stock-based awards	2	1
Total diluted weighted average common shares outstanding	351	350
Basic earnings per common share	$0.15	$0.17
Diluted earnings per common share	$0.15	$0.17
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	11	11
Note 5. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Pretax	Income taxes	Net
Three months ended March 31, 2014
Securities available for sale:
Net unrealized holding gains arising during the year	$14	$5	$9
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the year	(3)	(1)	(2)	(1)
Total other comprehensive income	$11	$4	$7

Three months ended March 31, 2013
Securities available for sale:
Net unrealized holding losses arising during the year	$(19)	$(7)	$(12)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	(55)	(21)	(34)
Net unrealized losses on securities available for sale	(74)	(28)	(46)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the period	55	21	34
Less: amortization of net unrealized holding gains to income during the year	(1)	—	(1)	(1)
Net unrealized holding gains on securities transferred during the year	54	21	33
Total other comprehensive loss	$(19)	$(7)	$(12)

(1)	Included in Interest income on investment securities and other in our Consolidated Statement of Income.

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains (losses) on securities transferred from available for sale to held to maturity	Unrealized loss on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2014	$64	$20	$(6)	$(16)	$62
Period change, net of tax	9	(2)	—	—	7
Balance, March 31, 2014	$73	$18	$(5)	$(16)	$69
Balance, January 1, 2013	$207	$(2)	$(6)	$(41)	$157
Period change, net of tax	(46)	33	—	—	(12)
Balance, March 31, 2013	$161	$32	$(6)	$(41)	$145
During the next twelve months, we expect to reclassify $1 million of pre-tax net loss on previous cash flow hedges from accumulated other comprehensive income to earnings.
Note 6. Fair Value Measurements
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of March 31, 2014, none of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”
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
There were no loans held for sale that were nonaccrual or 90 or more days past due as of March 31, 2014 or December 31, 2013. The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	March 31, 2014	December 31, 2013
Fair value carrying amount	$34	$50
Aggregate unpaid principal balance	1	1
Fair value carrying amount less aggregate unpaid principal balance	$34	$49
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
March 31, 2014
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$519	$—	$519	$—
U.S. Treasury	20	20	—	—
U.S. government sponsored enterprises	266	—	266	—
Corporate	864	—	860	4
Total debt securities	1,670	20	1,646	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	38	—	38	—
Federal National Mortgage Association	131	—	131	—
Federal Home Loan Mortgage Corporation	149	—	149	—
Collateralized mortgage obligations:
Federal National Mortgage Association	742	—	742	—
Federal Home Loan Mortgage Corporation	374	—	374	—
Non-agency issued	11	—	11	—
Total collateralized mortgage obligations	1,127	—	1,127	—
Total residential mortgage-backed securities	1,446	—	1,446	—
Commercial mortgage-backed securities, non-agency issued	1,709	—	1,709	—
Total mortgage-backed securities	3,154	—	3,154	—
Collateralized loan obligations, non-agency issued	1,366	—	1,366	—
Asset-backed securities collateralized by:
Student loans	310	—	310	—
Credit cards	72	—	72	—
Auto loans	325	—	325	—
Other	138	—	138	—
Total asset-backed securities	846	—	846	—
Other	23	22	1	—
Total securities available for sale	7,060	43	7,013	4
Loans held for sale (1)	34	—	34	—
Derivatives	47	—	47	—
Total assets	$7,142	$43	$7,095	$4
Liabilities:
Derivatives	$48	$—	$48	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$529	$—	$529	$—
U.S. Treasury	20	20	—	—
U.S. government sponsored enterprises	312	—	312	—
Corporate	872	—	868	4
Total debt securities	1,734	20	1,709	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	40	—	40	—
Federal National Mortgage Association	139	—	139	—
Federal Home Loan Mortgage Corporation	159	—	159	—
Collateralized mortgage obligations:
Federal National Mortgage Association	761	—	761	—
Federal Home Loan Mortgage Corporation	379	—	379	—
Non-agency issued	13	—	13	—
Total collateralized mortgage obligations	1,152	—	1,152	—
Total residential mortgage-backed securities	1,490	—	1,490	—
Commercial mortgage-backed securities, non-agency issued	1,831	—	1,831	—
Total mortgage-backed securities	3,321	—	3,321	—
Collateralized loan obligations, non-agency issued	1,431	—	1,431
Asset-backed securities collateralized by:
Student loans	312	—	312	—
Credit cards	73	—	73	—
Auto loans	335	—	335	—
Other	186	—	186	—
Total asset-backed securities	905	—	905	—
Other	33	22	10	—
Total securities available for sale	7,423	43	7,376	4
Loans held for sale (1)	50	—	50	—
Derivatives	49	—	49	—
Total assets	$7,522	$43	$7,476	$4
Liabilities:
Derivatives	$50	$—	$50	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Three months ended March 31, 2014
Collateral dependent impaired loans	$26	$—	$20	$6	$(2)
Three months ended March 31, 2013
Collateral dependent impaired loans	$42	$—	$29	$13	$(5)
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
During the three months ended March 31, 2014, we recorded an increase of $2 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $26 million at March 31, 2014, which is included in our provision for credit losses. During the three months ended March 31, 2013 we recorded an increase of $5 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $42 million at March 31, 2013, which is included in our provision for credit losses.

Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Three months ended March 31,
	2014	2013
	Trust preferred securities	Trust preferred securities	Collateralized loan obligations	Total
Balance at beginning of period	$4	$14	$1,545	$1,559
Purchases	—	—	45	45
Gains included in other comprehensive income	—	1	14	14
Balance at end of period	$4	$15	$1,603	$1,618
Due to the lack of observable market data, we have classified our trust preferred securities, which are included in corporate debt securities, in Level 3 of the fair value hierarchy.
Our collateralized loan obligations ("CLOs") are securitized products where payments from multiple middle sized and large business loans are pooled together and passed on to different classes of owners in various tranches. In 2013, the markets for such securities were generally characterized by low trading volumes and wide bid-ask spreads, all driven by more limited market participants. Although estimated prices were generally obtained for such securities, the level of market observable assumptions used was limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. At March 31, 2013, our CLOs were classified in level 3 of the fair value hierarchy as fair values utilized significant unobservable inputs because observable market data was not available to incorporate into the pricing. The securities were valued either by a third party specialist using a discounted cash flow approach and proprietary pricing model or internally using similarly developed models. The models considered estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types. During the fourth quarter of 2013, we transferred our CLOs from level 3 to level 2 of the fair value hierarchy based on increased trading activity and price transparency.
As of March 31, 2014 and December 31, 2013, the fair values of our trust preferred securities are based upon third party pricing without adjustment.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	March 31, 2014				December 31, 2013
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$503	$503	1		$463	$463	1
Investment securities available for sale	7,060	7,060	1,2,3	(1)	7,423	7,423	1,2,3	(1)
Investment securities held to maturity	4,467	4,427	2		4,042	3,988	2
Federal Home Loan Bank and Federal Reserve Bank common stock	438	438	2		469	469	2
Loans held for sale	34	34	2		50	50	2
Loans and leases, net	21,536	22,062	2,3	(2)	21,230	21,774	2,3	(2)
Derivatives	47	47	2		49	49	2
Accrued interest receivable	106	106	2		103	103	2
Financial liabilities:
Deposits	$27,598	$27,621	2		$26,665	$26,695	2
Borrowings	4,871	4,905	2		5,556	5,599	2
Derivatives	48	48	2		50	50	2
Accrued interest payable	10	10	2		10	10	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $20 million of collateral dependent impaired loans without significant adjustments made to appraised values at March 31, 2014 and December 31, 2013. All other loans and leases are classified as level 3.

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

Note 7. Segment Information
We have two business segments: banking and financial services. The banking segment includes all of our retail and commercial banking operations. The financial services segment includes our insurance operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Selected financial information for our segments follows for the periods indicated:

	Banking	Financial services	Consolidated total
Three months ended March 31, 2014
Net interest income	$271	$—	$271
Provision for credit losses	25	—	25
Net interest income after provision for credit losses	246	—	246
Noninterest income	61	16	77
Amortization of intangibles	7	1	8
Other noninterest expense	227	14	241
Income before income taxes	73	1	74
Income tax expense	14	—	14
Net income	$59	$1	$59
Three months ended March 31, 2013
Net interest income	$266	$—	$266
Provision for credit losses	20	—	20
Net interest income after provision for credit losses	246	—	246
Noninterest income	73	16	89
Amortization of intangibles	13	1	14
Other noninterest expense	211	13	224
Income before income taxes	95	3	98
Income tax expense	29	1	30
Net income	$66	$2	$67

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2014 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2014.
During the quarter ended March 31, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial position or liquidity.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2013 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the first quarter of 2014.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)Not applicable.
(b)Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
10.1	Separation, Waiver and Release Agreement, dated February 28, 2014, between Daniel E. Cantara, III and First Niagara Financial Group, Inc.*
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: May 6, 2014	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2014	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)