Form 10-Q
period 2014-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2014-07-31
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of July 30, 2014, there were issued and outstanding 355,458,625 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2014

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
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At June 30, 2014, we had $39 billion in assets, $27 billion in deposits, and 411 full-service branch locations across New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
In January 2014, we announced a Strategic Investment Plan that represents a pivot in our strategic imperatives by choosing to collectively accelerate certain investments in people, process, and technology. At the end of our planned three to four year investment period, our objective is to be better positioned to i) deliver greater fee generation and revenue capabilities by improving our value proposition to our retail and commercial clients; ii) improve operating leverage by lowering integration costs of new systems and our overall cost to serve; iii) address growing industry wide regulatory imperatives such as cybersecurity; and iv) improve our overall financial returns. The total cash spend for these investments is currently estimated at between $200 million and $250 million. Our Board of Directors has formed a Technology Committee to assist the Board of Directors in overseeing the planning and execution of our strategic investment in major technology projects; reviewing and approving major financial commitments related to the Strategic Investment Plan; from a technology perspective, monitoring how the Strategic Investment Plan competitively positions us in relation to our peers; and advising the Risk Committee of the Board of Directors on risk management associated with the Strategic Investment Plan and major technology vendor relationships.
There are three components that make up this strategic technology investment: 1) Revenue Generation, 2) Next Gen Infrastructure, and 3) Integration Layer. First, approximately one half of our planned overall investment will be focused on revenue generation by building specific new products and service enhancements. The second component, which is approximately 25% of our planned overall investment, is building our Next Gen Infrastructure, with a primary focus of reducing our overall operating costs and operational risk. The third area of focus, which is also approximately 25% of our planned overall investment, is on our technology integration capabilities that will significantly reduce our cost of delivering the first two components. The improved integration capabilities piece will allow us to lower both our development and operating costs while increasing our speed to market and maximizing our product capabilities.

For the revenue generation side, this is the continuation of the strategic plan we laid out in the fall of 2012. The key priorities that the revenue investments are intended to achieve include i) greater customer acquisition — whether it is the upper middle market commercial customer, indirect and direct customers including those who want home equity loans or credit cards, or a core deposit consumer customer attracted to a more robust online digital portal; ii) greater fee income generation both in the commercial segment, with more sophisticated cash management needs, and retail segments of our franchise; iii) greater commercial and consumer loan and deposit balances; and iv) effective cross-selling using customer relationship management and customer data to customize financial solutions.
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
We are actively enhancing our business cases and building detailed program execution plans for the Strategic Investment Plan. These detailed plans will provide the scope and timelines for each of the discrete programs that make up this Strategic Investment Plan. Additionally, we are actively working with a few key consultants to assist in the detailed planning effort, while at the same time ramping up our own resources necessary to execute and then operate our new capabilities. We remain within our time and budget estimates as we continue to move forward on initial projects and complete planning for others.
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
Our profitability is primarily dependent on 1) the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings, and 2) our cost to deliver these products. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates, the structure of the instrument, and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as actions and policies of the federal government and its regulatory agencies, including the Federal Reserve. While the prolonged low interest rate and weak economic environment has pressured our net interest income and margin in recent years, more recently, the competition from banks and non-banks has intensified both from a pricing and structural perspective. Absent an improvement in the competitive environment, net interest income will be challenged until we see an increase in short term interest rates. We manage our interest rate risk as described in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, by varying the target federal funds and discount rates and by varying the supply of money. The actions of the Federal Reserve in these areas influence the growth of our loans, investments, and deposits, and also affect interest rates that we earn on interest-earning assets and that we pay on interest-bearing liabilities in order to better position our overall interest rate risk profile.
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
In June 2013, the Federal Reserve began discussing the tapering of the Quantitative Easing program. This discussion caused the yield curve to steepen appreciably, and slowed the refinancing market in our mortgage banking business. Subsequent to its December 2013 meeting, the Federal Reserve began tapering its monthly purchases of Treasury and agency mortgage-backed securities by $10 billion and subsequent to its June 2014 meeting, the Federal Reserve announced that it would discontinue the program by October 2014. While the Federal Open Market Committee ("FOMC") voting members are unanimous in their decision to discontinue monthly bond purchases by October 2014, they are increasingly divided on the timing of any increase to short-term interest rates. Certain Federal Reserve policy officials have expressed growing concern that maintaining an accommodative monetary policy for longer will lead to inflation exceeding the Federal Reserve’s 2% inflation target and accordingly, the timing of the first increase to short-term interest rates should be early 2015 or potentially sooner. This view is currently offset by other FOMC members, including Federal Reserve Chair, Janet Yellen, who believe the accommodative policy needs to be maintained and that the Federal Reserve would continue to hold interest rates low until the outlook for the labor market and the general economy improve, including higher overall wages and fewer part time employees. Additionally, some market participants are expressing views that the Federal Funds terminal rate will be 2% lower than historic levels of 4% to 5%, which would impact the steepness of the yield curve in a normalized interest rate environment if correct. Further, depositor behavior is also subject to much debate regarding the pace and timing of deposits flowing out of the banking system.
Currently, the Federal Reserve is also reviewing its mechanisms for how they will raise interest rates when the decision is made to do so and include, in addition to conventional measures such as increases to the Federal Funds Rate, new tools such as paying interest on excess reserves and the use of reverse repurchase agreements. The timing and use of these tools may affect the direction and impact of short-term rate increases. We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable.
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
REGULATORY REFORM
Durbin Amendment
In July 2013, the U.S. District Court for the District of Columbia (the "District Court") issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning electronic debit card transaction fees and network exclusivity arrangements (i.e., routing for PIN and signature debit card transactions) (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act (the “Durbin Amendment”). The District Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule's maximum permissible fees of 21 cents per transaction were too high. In addition, the District Court held that Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. In September 2013, the District Court agreed to stay its ruling pending the Federal Reserve's expedited appeal to the District of Columbia Circuit Court of Appeals (“D.C. Circuit”). In January 2014, following receipt of appellate and amicus briefs in the case, a three-judge panel for the D.C. Circuit heard oral arguments in this case. In March 2014, the D.C. Circuit largely ruled in favor of the Federal Reserve's interpretation of the Durbin Amendment.  We will continue to monitor future developments. We recorded $14 million and $13 million of debit card interchange revenues for the six months ended June 30, 2014 and 2013, respectively.
Volcker Rule
The Volcker Rule provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions to sponsor or invest in private funds or to engage in certain types of proprietary trading. Although the Volcker Rule became effective on July 21, 2012 and the final rules became effective April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by Collateralized Loan Obligations ("CLOs") where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On April 7, 2014, the Federal Reserve announced that it intends to grant banking entities two additional one year extensions, which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests in CLOs to the stated provisions of the final Volcker Rule. Only CLOs in place as of December 31, 2013 that do not qualify for the exclusion in the final rule for loan securitizations would be eligible for the extension.
We have $1.3 billion of CLO investments at June 30, 2014 with a weighted average yield of 3.3% that could be impacted by this rule. These investments are further described under “Risk Management—Investment Securities Portfolio.” While we believe that it is unlikely that regulatory agencies will initiate any further changes in the Volcker Rule, we continue to evaluate options with external parties including outside legal counsel and trade associations (The Clearing House Association LLC) that we believe would make the CLO securities compliant with the stated provisions of the final Volcker Rule. These include including developing structural solutions that we can apply to our CLO securities and other solutions initiated by the asset managers of the CLO structures.

Should we no longer be able to hold such securities, we could i) sell these securities expeditiously, and not be able to realize the value we might be able to realize with a normal market sale; ii) recognize all unrealized losses on such securities should we determine it is not more likely than not that we can hold any securities that have a fair value less than book value to a time when the fair value would be at least equal to its book value, which could be the security’s maturity; and iii) reinvest proceeds in other, likely lower yielding investments, which would reduce our revenues. Of the bonds that do not qualify for an exclusion for loan securitizations, at June 30, 2014, we had $253 million of CLO securities with fair values less than their book values, aggregating to a $1 million unrealized loss. We continue to believe it is more likely than not that we can hold any underwater bonds to recovery, which could be maturity as the Federal Reserve has extended the holding period to July 21, 2017 and we believe that other structural remedies would enable us to make the existing securities compliant with the stated ownership interest provisions of the final Volcker Rule and thus allow us to continue holding the bonds after the conformance period ends.
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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At June 30, 2014, the par value of our portfolio of residential mortgage-backed securities totaled $6.1 billion, which included $5.6 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $0.9 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.
Allowance for Loan Losses
Impaired loans
Beginning in the second quarter of 2014, we raised our threshold for evaluating commercial loans individually for impairment from $200 thousand to $1 million. Impaired loans to commercial borrowers with outstandings less than $1 million are pooled and measured for impairment collectively. Additionally, all loans modified in a troubled debt restructuring ("TDR"), regardless of dollar size, are considered impaired. The impact of this change to our allowance for loan losses was not significant. This change is being implemented on a prospective basis, accordingly, prior period financial disclosures have not been revised.
SELECTED QUARTERLY FINANCIAL DATA

	2014		2013
At or for the quarter ended	June 30	March 31	December 31	September 30	June 30
Selected financial condition data:		(in millions, except per share amounts)
Total assets	$38,625	$37,990	$37,628	$37,341	$37,150
Loans and leases, net	22,122	21,536	21,230	20,891	20,359
Investment securities:
Available for sale	6,684	7,060	7,423	7,610	7,916
Held to maturity	4,834	4,467	4,042	3,842	3,857
Goodwill and other intangibles	2,528	2,535	2,543	2,550	2,558
Deposits	27,445	27,598	26,665	26,969	27,150
Borrowings	5,624	4,871	5,556	4,902	4,431
Stockholders’ equity	$5,079	$5,026	$4,993	$4,938	$4,903
Common shares outstanding	355	354	354	354	354
Selected operations data:
Interest income	$302	$300	$310	$307	$298
Interest expense	30	29	30	29	29
Net interest income	272	271	280	278	269
Provision for credit losses	23	25	32	28	25
Net interest income after provision for credit losses	249	246	248	250	244
Noninterest income	81	77	89	91	96
Restructuring charges	—	10	—	—	—
Noninterest expense	244	238	227	231	235
Income before income tax	86	74	110	110	105
Income taxes	12	14	33	31	33
Net income	74	59	78	79	71
Preferred stock dividend	8	8	8	8	8
Net income available to common stockholders	$66	$52	$70	$72	$64
Common stock and related per share data:
Earnings per common share:
Basic	$0.19	$0.15	$0.20	$0.20	$0.18
Diluted	0.19	0.15	0.20	0.20	0.18
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value(1)	13.53	13.40	13.31	13.15	13.06
Tangible book value per share(1)(2)	6.31	6.15	6.04	5.86	5.74
Market Price (NASDAQ: FNFG):
High	9.61	10.65	11.34	11.02	10.17
Low	8.27	8.19	10.14	9.78	8.79
Close	8.74	9.45	10.62	10.37	10.07

(1)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

	2014		2013
At or for the quarter ended	June 30	March 31	December 31	September 30	June 30
		(dollars in millions)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.77%	0.64%	0.82%	0.85%	0.77%
Common equity:
Return on average common equity	5.62	4.48	5.99	6.18	5.48
Return on average tangible common equity(2)	12.10	9.76	13.25	13.92	12.21
Total equity:
Return on average equity	5.84	4.79	6.18	6.37	5.72
Return on average tangible equity(2)	11.68	9.66	12.64	13.20	11.75
Net interest rate spread	3.18	3.25	3.33	3.32	3.28
Net interest rate margin	3.26	3.33	3.41	3.40	3.36
Efficiency ratio(3)	69.2	71.6	61.5	62.7	64.4
Operating expenses as a percentage of average loans and deposits(4)	1.97	2.06	1.89	1.94	1.98
Effective tax rate	14.0	19.6	29.7	28.2	32.0
Dividend payout ratio	42.11	53.33	40.00	40.00	44.44
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.53	11.60	11.53	11.40	11.35
Tier 1 risk-based capital	9.57	9.62	9.56	9.45	9.41
Tier 1 risk-based common capital(2)	7.92	7.92	7.86	7.72	7.65
Leverage ratio	7.33	7.28	7.26	7.14	7.01
Ratio of stockholders’ equity to total assets	13.15	13.23	13.27	13.22	13.20
Ratio of tangible common stockholders’ equity to tangible assets(2)	6.13%	6.07%	6.02%	5.89%	5.80%
Risk-weighted assets	$27,314	$26,639	$26,412	$26,078	$25,564
First Niagara Bank:
Total risk-based capital	11.05%	11.08%	10.99%	10.89%	10.85%
Tier 1 risk-based capital	10.18	10.22	10.15	10.08	10.08
Leverage ratio	7.79%	7.74%	7.70%	7.61%	7.50%
Risk-weighted assets	$27,273	$26,597	$26,365	$26,037	$25,520
Other data:
Number of full service branches	411	411	421	422	422
Full time equivalent employees	5,874	5,750	5,807	5,788	5,779

(1)	Computed using daily averages. Annualized where appropriate.

(2)	This is a non-GAAP financial measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

GAAP to Non-GAAP Reconciliation
	2014		2013
At or for the quarter ended	June 30	March 31	December 31	September 30	June 30
		(in millions)
Computation of Ending Tangible Assets:
Total assets	$38,625	$37,990	$37,628	$37,341	$37,150
Less: Goodwill and other intangibles	(2,528)	(2,535)	(2,543)	(2,550)	(2,558)
Tangible assets	$36,096	$35,455	$35,086	$34,791	$34,592

Computation of ending tangible common equity:
Total stockholders' equity	$5,079	$5,026	$4,993	$4,938	$4,903
Less: goodwill and other intangibles	(2,528)	(2,535)	(2,543)	(2,550)	(2,558)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,212	$2,153	$2,113	$2,050	$2,007

Computation of average tangible equity:
Total stockholders' equity	$5,065	$5,034	$4,984	$4,933	$4,989
Less: goodwill and other intangibles	(2,532)	(2,539)	(2,546)	(2,554)	(2,562)
Tangible equity	$2,533	$2,495	$2,438	$2,379	$2,427

Computation of average tangible common equity:
Total stockholders' equity	$5,065	$5,034	$4,984	$4,933	$4,989
Less: goodwill and other intangibles	(2,532)	(2,539)	(2,546)	(2,554)	(2,562)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,195	$2,157	$2,100	$2,041	$2,089

Computation of Tier 1 common capital:
Tier 1 capital	$2,614	$2,562	$2,526	$2,465	$2,406
Less: qualifying restricted core capital elements	(113)	(113)	(113)	(113)	(112)
Less: perpetual non-cumulative preferred stock	(338)	(338)	(338)	(338)	(338)
Tier 1 common capital (Non-GAAP)	$2,162	$2,111	$2,075	$2,014	$1,956

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

	Three months ended			Six months ended June 30,
	June 30,	March 31,	June 30,	2014	2013
(in millions, except per share data)	2014	2014	2013
Operating results (Non-GAAP):
Net interest income	$272	$271	$269	$543	$536
Provision for credit losses	23	25	25	48	45
Noninterest income	81	77	96	158	185
Noninterest expense	244	238	235	482	473
Income tax expense	12	17	33	28	64
Net operating income (Non-GAAP)	$74	$68	$71	$142	$138
Operating earnings per diluted share (Non-GAAP)	$0.19	$0.17	$0.18	$0.36	$0.35
Reconciliation of net operating income to net income	$74	$68	$71	$142	$138
Nonoperating expenses, net of tax at effective tax rate:
Restructuring charges ($10 million pre-tax)	—	(8)	—	(8)	—
Total nonoperating expenses, net of tax	—	(8)	—	(8)	—
Net income (GAAP)	$74	$59	$71	$133	$138
Earnings per diluted share (GAAP)	$0.19	$0.15	$0.18	$0.33	$0.35
Our second quarter results reflect continued balance sheet growth, consistent credit quality, and sequential noninterest income growth. We continued to deliver strong day to day execution in each of our business lines, as evidenced in particular by our strong loan growth, while at the same time advancing our previously announced Strategic Investment Plan. A significant portion of our investments are focused on improving the customer experience by enhancing our product and service offerings and enabling customers to bank seamlessly across our branch network as well as digital and other self-service channels.
In the second quarter of 2014, average loans increased 7% annualized driven by 8% growth in average commercial loans and a 5% increase in average consumer loan balances. Fee income rebounded from typical seasonal lows experienced in the first quarter as mortgage banking, insurance commissions, and merchant and card fees experienced strong sequential growth. Operating expenses increased $6 million from the prior quarter.
Comparison to Prior Quarter
Our second quarter 2014 GAAP net income was $74 million, or $0.19 per diluted share, compared to $59 million, or $0.15 per diluted share, for the first quarter of 2014. Our non-GAAP operating net income for the first quarter of 2014 was $68 million, or $0.17 per diluted share, and included $10 million, or $0.02 per diluted share, in pre-tax restructuring charges incurred primarily in connection with the branch staffing realignment and consolidation of certain branches completed in the first quarter. Both quarters included a modest benefit from the net impact of the historic tax credits recognized during the period, the amortization of the net investment in a similar amount, and the tax expense benefit of the amortization.
Our second quarter 2014 net interest income increased $1 million from the prior quarter to $272 million. The benefits of a 6% annualized increase in average interest-earning assets were partially offset by a seven basis points decrease in our taxable equivalent net interest rate margin to 3.26%. Growth in average interest earning assets reflected continued strong loan growth, particularly in commercial loans and indirect auto loans. Average investment securities grew 3% from the prior quarter. The seven basis points decrease in net interest margin in the second quarter of 2014 reflected continued compression of commercial and consumer loan yields from prepayments and reinvestments at current market rates and, to a lesser extent, the impact of one additional day in the quarter.
During the second quarter of 2014, balance sheet growth remained strong as average loans increased 7% annualized compared to the prior quarter. Average commercial business and real estate loans increased 8% annualized, while average consumer loans increased 5% annualized driven by continued growth in our indirect auto loan portfolio, partially offset by a decline in residential mortgage, credit cards, and other consumer portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 12% annualized from the prior quarter and represent 36% of our average deposit balances at June 30, 2014. Average noninterest-bearing checking deposits increased 18% from the prior quarter, driven by seasonal strength in commercial account balances. Interest-bearing checking balances averaged $4.8 billion for the quarter ended June 30, 2014 and increased 7% annualized from the prior quarter. Money market deposits increased 3% annualized from the first quarter of 2014 driven by recent promotional campaigns while average time deposits increased 36% annualized from the prior quarter driven by brokered deposit growth. The average cost of interest-bearing deposits increased one basis point to 0.24% from the prior quarter.
Our provision for credit losses totaled $23 million and $25 million for the three months ended June 30, 2014 and March 31, 2014, respectively. The provision for loan losses on originated loans totaled $22 million and $21 million for the second quarter and first quarter of 2014, respectively. The provision for loan losses on originated loans for the three months ended June 30, 2014 included $9 million to support loan growth and $13 million to cover net charge-offs during the quarter. Our provision for loan losses continues to exceed net charge-offs as we provide for loan growth. At June 30, 2014, nonperforming originated loans comprised 0.86% of originated loans, a four basis points increase from the prior quarter. Annualized net charge-offs equaled 0.30% of average originated loans, a six basis point decrease from 0.36% reported for the first quarter of 2014.
The provision for losses on acquired loans totaled $0.3 million and $3 million in the second quarter and first quarter of 2014, respectively. Annualized net charge-offs equaled 0.06% of average acquired loans for the second quarter of 2014, compared to 0.09% for the full year 2013.
Noninterest income increased $4 million, or 5%, in the second quarter of 2014 compared to the first quarter of 2014 driven primarily by increases in insurance commissions, merchant and card fees, and mortgage banking revenues. These seasonal increases were partially offset by decreases in capital markets income and bank owned life insurance. Other income for the second and first quarters of 2014 reflected the impact of $7 million in amortization related to our historic tax credit investments, which was more than offset by lower tax expense. Noninterest expenses decreased $5 million during the same period as the first quarter of 2014 included $10 million in restructuring charges related to the realignment and consolidation of certain branches. Excluding the restructuring expenses in the prior quarter, the increase was driven by volume related growth, increased marketing spend, higher FDIC premiums, legal expenses, as well as depreciation, personnel, and consulting expenses related to the previously announced Strategic Investment Plan.

The decrease in our effective tax rate from 19.6% for the prior quarter to 14.0% for the current quarter was due to the receipt of state tax credits from prior years.
Comparison to Prior Year Quarter
Our second quarter 2014 GAAP net income was $74 million, or $0.19 per diluted share, compared to $71 million, or $0.18 per diluted share, for the second quarter of 2013.
Our second quarter of 2014 net interest income increased $2 million, or 1%, from the second quarter of 2013. Our taxable equivalent net interest margin decreased ten basis points to 3.26% at June 30, 2014 from 3.36% in the second quarter of 2013. During the current quarter, yields on average interest-earning assets decreased nine basis points, compared to the same quarter in 2013 driven by lower yields across all loan portfolios with the exception of credit cards and other consumer. The cost of interest-bearing liabilities of 0.44% for the current quarter increased one basis point from the same quarter in 2013.
Average loans increased 8% for the quarter ended June 30, 2014 compared to the same quarter in 2013. Average commercial business and real estate loans increased 8% over the same quarter in 2013, with increases in both portfolios. Average consumer loans increased 9%, primarily driven by growth in indirect auto loan balances, which nearly doubled from the prior year, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 7% over the prior year and represent 36% of our average deposit balances, up from 34% a year ago. Average noninterest-bearing checking deposits increased an annualized 8% over the prior year. Average interest-bearing checking balances increased $316 million, or 7%, for the quarter ended June 30, 2014 from the same quarter in the prior year. Average money market balances decreased 2% annualized compared to the prior year quarter while time deposits increased 2%. The average cost of interest-bearing deposits of 0.24% increased one basis point from the prior year quarter.
Our provision for credit losses totaled $23 million and $25 million for the three months ended June 30, 2014 and 2013, respectively. The provision for loan losses on originated loans decreased to $22 million in the second quarter of 2014 from $24 million in the same quarter in 2013. Nonperforming originated loans as a percentage of originated loans decreased to 0.86% at June 30, 2014 from 1.02% at June 30, 2013. Annualized net charge-offs equaled 0.30% of average originated loans for the three months ended June 30, 2014 and 0.33% of average originated loans for the three months ended June 30, 2013.
The provision for losses on acquired loans totaled $0.3 million and $1 million in the second quarter of 2014 and 2013, respectively. Net charge-offs equaled 0.06% of average acquired loans for the quarters ended June 30, 2014 and 2013.
For the quarter ended June 30, 2014, noninterest income decreased $15 million, or 15%, from the same period in 2013. Increases in merchant and card fees and wealth management services were more than offset by lower revenues from deposit service charges, mortgage banking, capital markets, and other income. Noninterest expenses increased $9 million, or 4%, during the same period. We incurred higher salaries and benefits, technology and communications, marketing and advertising, as well as consulting expenses during the current quarter as compared to the same quarter in 2013. These increases were partially offset by a decrease in amortization of intangibles.
The decline in our effective tax rate from 32.0% for the three months ended June 30, 2013 to 14.0% for the three months ended June 30, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business. Both of these items will benefit our effective tax rate through the fourth quarter of 2014.

Comparison to Prior Year to Date
Our GAAP net income for the six months ended June 30, 2014 was $133 million, or $0.33 per diluted share, compared to $138 million, or $0.35 per diluted share, for the same period in 2013. Non-GAAP operating income was $142 million, or $0.36 per diluted share, for the six months ended June 30, 2014 reflecting the impact of $10 million in restructuring charges related to the realignment and consolidation of certain branches in the first quarter. GAAP net income for the six months ended June 30, 2013 included a $6 million, or $0.01 per diluted share, charge related to two executive departures.
Our net interest income for the six months ended June 30, 2014 increased 1% from the six months ended June 30, 2013 to $543 million and was driven by a 4% annualized increase in average interest-earning assets partially offset by an eight basis points decrease in our taxable equivalent net interest rate margin to 3.30%. Growth in average interest-earning assets reflected continued strong loan growth partially offset by lower average investment securities. The eight basis points decrease in net interest margin in the first half of 2014 reflected lower yields on our loans and securities.
Average loan balances increased 9% for the six months ended June 30, 2014 compared to the same period in 2013 and average commercial business and real estate loans increased 8%, with similar increases in both portfolios. Average consumer loans increased 9% driven by growth in home equity, indirect auto loan balances, which more than doubled from the prior year, and credit cards, partially offset by a decrease in residential real estate loans and other consumer loans.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 8% over the prior year and represent 36% of our average deposit balances, up from 33% a year ago. Average noninterest-bearing checking deposits increased an annualized 8% over the prior year. Average interest-bearing checking balances increased $336 million, or 8%, for the six months ended June 30, 2014 from the same period in 2013. Average money market deposits and time deposit balances each decreased 5% annualized compared to the prior year. The average cost of interest-bearing deposits of 0.23% for the six months ended June 30, 2014 decreased one basis point from the six months ended June 30, 2013.
Our provision for credit losses totaled $48 million and $45 million for the six months ended June 30, 2014 and 2013, respectively. The provision for loan losses on originated loans was unchanged at $43 million for the six months ended June 30, 2014 and 2013. Nonperforming originated loans as a percentage of originated loans decreased to 0.86% at June 30, 2014 from 1.02% at June 30, 2013. Annualized net charge-offs equaled 0.33% of average originated loans for the six months ended June 30, 2014 and 0.30% of average originated loans for the six months ended June 30, 2013.
The provision for losses on acquired loans totaled $4 million and $2 million for the first half of 2014 and 2013, respectively. Annualized net charge-offs equaled 0.06% of average acquired loans, annualized, compared to 0.09% for all of 2013.
For the six months ended June 30, 2014, noninterest income decreased $27 million, or 15%, from the same period in 2013. Increases in merchant and card fees, wealth management services, lending and leasing, and bank owned life insurance were more than offset by lower revenues from deposit service charges, insurance commissions, mortgage banking revenues, capital markets income, and other income. Noninterest expenses increased $20 million, or 4%, during the same period. We incurred higher expenses in salaries and benefits, technology and communications, marketing and advertising, and consulting expenses during the six months ended June 30, 2014 as compared to the same period in 2013. These increases were partially offset by decreases in amortization of intangibles. Noninterest expense for the six months ended June 30, 2014 also included $10 million in restructuring charges related to the branch staffing realignment and consolidation of certain branches completed in the first quarter as well as executive departure charges.
The decline in our effective tax rate from 31.5% for the six months ended June 30, 2013 to 16.6% for the six months ended June 30, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business. Both of these items will benefit our effective tax rate through the fourth quarter of 2014.
Net Interest Income
Second quarter 2014 net interest income increased $1 million from the prior quarter to $272 million and was driven by an seven basis points decrease in the tax equivalent net interest margin to 3.26%, which was partially offset by a 6% annualized increase in total average interest-earning assets. Growth in average earning assets reflected continued organic loan growth and consistent investment securities balances as we paused our balance sheet rotation strategy in the first quarter of 2014.
The seven basis points reflects continued compression of loan yields from prepayments and reinvestments at current market rates, particularly in our commercial real estate portfolio, which had a 12 basis point decrease compared to the prior quarter.  Additionally, in the second quarter of 2014, yields on our investment securities portfolio increased one basis point, including 17 basis points in our commercial mortgage-backed securities portfolio. This was offset by a decrease in our residential mortgage-backed securities portfolio of eight basis points. Premium amortization on the residential mortgage-backed securities portfolio was $5.0 million, an increase of $1.2 million from the prior quarter. Premium amortization for the first quarter of 2014 included $1.1 million in retroactive adjustments to reflect slower expected prepayment speeds. No such adjustment was made in the second quarter of 2014.
During 2013, the yield curve steepened appreciably driven by increased anticipation that the Federal Reserve will begin tapering its Quantitative Easing Bond-Buying program.  The steepening of the yield curve resulted from an increase in the mid-to-long end of the curve which has the positive impact of increasing reinvestment rates on certain securities purchases and mitigating premium amortization due to lower prepayment activity driven by higher mortgage rates. However, these benefits to net interest income continue to be more than offset by continued prepayments and/or refinancing of higher-yielding loans and new loan growth at current lower market rates. An intensifying competitive landscape, particularly for commercial and commercial real estate loans may drive spread compression in the future, which will likely impact net interest income. We do not expect to see improvement in net interest income until short-term interest rates increase.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	June 30, 2014		March 31, 2014
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,899	3.77%	$7,801	3.89%	$98	(0.12)%
Business	5,564	3.56	5,413	3.56	151	—
Total commercial lending	13,463	3.68	13,214	3.76	249	(0.08)
Consumer:
Residential real estate	3,361	3.80	3,416	3.88	(55)	(0.08)
Home equity	2,800	4.06	2,756	4.12	44	(0.06)
Indirect auto	1,750	2.85	1,613	2.93	137	(0.08)
Credit cards	308	11.44	314	11.64	(6)	(0.20)
Other consumer	291	8.53	300	8.64	(9)	(0.11)
Total consumer lending	8,510	4.13	8,399	4.26	111	(0.13)
Total loans	21,973	3.89	21,613	3.98	360	(0.09)
Residential mortgage-backed securities(3)	6,097	2.67	5,689	2.75	408	(0.08)
Commercial mortgage-backed securities(3)	1,608	3.45	1,697	3.28	(89)	0.17
Other investment securities(3)	4,159	3.69	4,388	3.55	(229)	0.14
Total investment securities	11,864	3.13	11,774	3.12	90	0.01
Money market and other investments	165	1.27	125	1.64	40	(0.37)
Total interest-earning assets	34,002	3.62%	33,512	3.69%	490	(0.07)%
Noninterest-earning assets(4)(5)	4,210		4,236		(26)
Total assets	$38,212		$37,748		$464
Interest-bearing liabilities:
Deposits
Savings deposits	$3,654	0.09%	$3,631	0.08%	$23	0.01%
Checking accounts	4,820	0.03	4,735	0.03	85	—
Money market deposits	9,971	0.22	9,887	0.20	84	0.02
Certificates of deposit	3,971	0.66	3,647	0.70	324	(0.04)
Total interest-bearing deposits	22,416	0.24	21,900	0.23	516	0.01
Borrowings
Short-term borrowings	4,410	0.43	4,642	0.44	(232)	(0.01)
Long-term borrowings	733	6.62	734	6.69	(1)	(0.07)
Total borrowings	5,143	1.31	5,376	1.29	(233)	0.02
Total interest-bearing liabilities	27,559	0.44%	27,276	0.44%	283	—%
Noninterest-bearing deposits	5,077		4,864		213
Other noninterest-bearing liabilities	511		574		(63)
Total liabilities	33,147		32,714		433
Stockholders’ equity(4)	5,065		5,034		31
Total liabilities and stockholders’ equity	$38,212		$37,748		$464
Net interest rate spread		3.18%		3.25%		(0.07)%
Net interest rate margin		3.26%		3.33%		(0.07)%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $277 million for the quarter ended June 30, 2014 increased by $2 million from the quarter ended March 31, 2014, reflecting the impact of one more day in the quarter. Overall, the yield on earning assets decreased seven basis points quarter over quarter as a result of the combined effects of continued yield compression on our loan portfolio and higher premium amortization on our residential mortgage-backed securities, being partially offset by an annualized 6% increase in average earning assets.
Our average balance of investment securities increased quarter over quarter by $90 million. Yields on our investment securities portfolio increased one basis point primarily due to a 17 basis point increase on commercial mortgage-backed securities being offset by higher premium amortization on residential mortgage-backed securities. The increase yield from our commercial mortgage-backed securities was caused by an unfavorable one time adjustment in the prior quarter of $0.6 million. Also contributing to the increase in yields during the current quarter were higher prepayments than in the prior quarter of CLOs that were purchased at a discount. We recognized $2.5 million, or $1.0 million more than the previous quarter, of interest income related to these prepayments. While such income from CLO payoffs benefit the quarter in which they are received, the long-term implication is that these assets had above market interest rates that are being replaced with other lower yielding assets. The previous quarter included a $1.1 million retroactive adjustment to reflect slower prepayment speeds. The yield on new purchases of investment securities in the current quarter was approximately 2.7%, in line with the yield on the investment securities rolling off of our portfolio.
Overall, our loan growth was 7% annualized from the first quarter of 2014, as our average loan balances increased by $360 million. Commercial loan growth was $249 million over the prior quarter, or 8% annualized, as the pipeline rebounded at the end of the first quarter following a harsh winter season. Indirect auto remained a source of growth contributing more than a third of the average net loan growth this quarter. Our average indirect auto portfolio increased $137 million, as we originated $368 million in new loans during the second quarter of 2014. These increases were partially offset by a slight decrease in our residential real estate and other consumer portfolios. Loan yields declined nine basis points as commercial loan yields decreased by eight basis points and our consumer loan portfolio yields decreased by 13 basis points.
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
Our average balances of interest bearing deposits increased by $516 million while our average rate paid increased one basis point from the prior quarter. The increase in our average balances was driven by an increase in our brokered time deposits of $407 million as we expanded our use of these deposits as a source of funding.
Our average borrowings decreased quarter over quarter by $233 million as we expanded our use of brokered time deposits as a source of funding in the second quarter of 2014, as opposed to wholesale funding in previous quarters. This funding strategy also caused our cost of borrowings to increase two basis points from the first quarter of 2014.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	June 30, 2014		June 30, 2013
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,899	3.77%	$7,376	4.22%	$523	(0.45)%
Business	5,564	3.56	5,112	3.66	452	(0.10)
Total commercial lending	13,463	3.68	12,488	3.99	975	(0.31)
Consumer:
Residential real estate	3,361	3.80	3,570	3.94	(209)	(0.14)
Home equity	2,800	4.06	2,661	4.25	139	(0.19)
Indirect auto	1,750	2.85	927	3.18	823	(0.33)
Credit cards	308	11.44	302	10.96	6	0.48
Other consumer	291	8.53	313	8.42	(22)	0.11
Total consumer lending	8,510	4.13	7,773	4.41	737	(0.28)
Total loans	21,973	3.89	20,261	4.19	1,712	(0.30)
Residential mortgage-backed securities(3)	6,097	2.67	5,496	2.40	601	0.27
Commercial mortgage-backed securities(3)	1,608	3.45	1,881	3.44	(273)	0.01
Other investment securities(3)	4,159	3.69	4,833	3.37	(674)	0.32
Total investment securities	11,864	3.13	12,210	2.94	(346)	0.19
Money market and other investments	165	1.27	171	1.85	(6)	(0.58)
Total interest-earning assets	34,002	3.62%	32,642	3.71%	1,360	(0.09)%
Noninterest-earning assets(4)(5)	4,210		4,341		(131)
Total assets	$38,212		$36,983		$1,229
Interest-bearing liabilities:
Deposits
Savings deposits	$3,654	0.09%	$3,897	0.11%	$(243)	(0.02)%
Checking accounts	4,820	0.03	4,504	0.04	316	(0.01)
Money market deposits	9,971	0.22	10,178	0.20	(207)	0.02
Certificates of deposit	3,971	0.66	3,902	0.66	69	—
Total interest-bearing deposits	22,416	0.24	22,481	0.23	(65)	0.01
Borrowings
Short-term borrowings	4,410	0.43	3,536	0.41	874	0.02
Long-term borrowings	733	6.62	733	6.62	—	—
Total borrowings	5,143	1.31	4,269	1.47	874	(0.16)
Total interest-bearing liabilities	27,559	0.44%	26,750	0.43%	809	0.01%
Noninterest-bearing deposits	5,077		4,711		366
Other noninterest-bearing liabilities	511		533		(22)
Total liabilities	33,147		31,994		1,153
Stockholders’ equity(4)	5,065		4,989		76
Total liabilities and stockholders’ equity	$38,212		$36,983		$1,229
Net interest rate spread		3.18%		3.28%		(0.10)%
Net interest rate margin		3.26%		3.36%		(0.10)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income increased $3 million for the second quarter of 2014 compared to the second quarter of 2013 reflecting an increase in net-interest earning assets of $551 million and a decrease in our net interest margin of 10 basis points. The $1.4 billion increase in interest-earning assets reflects organic loan growth in our commercial and indirect auto portfolios. This was partially funded with cash flows from our investment securities portfolio during 2013. Over the same period, our average interest-bearing liabilities increased by $809 million, as we funded our balance sheet growth by strategically replacing certain money market and time deposits with lower costing brokered deposits and short-term borrowings. The ten basis point decrease in our net interest margin resulted from the continued compression on our loan and securities portfolio brought on by prepayments and market pressures on interest rates.
The yield on our commercial real estate and commercial business loan portfolios decreased by 45 basis points and 10 basis points, respectively. Consumer loan yields dropped 28 basis points during the same period, driven primarily by a 33 basis points decline in indirect auto yields.
Our yields on interest-earning assets in the second quarter of 2014 decreased nine basis points compared to the second quarter of 2013, while costs on interest-bearing liabilities increased one basis point, resulting in a 10 basis point decrease in our interest rate spread.

Comparison to Prior Year to Date
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Six months ended June 30,				Increase (decrease)
	2014		2013
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,850	3.83%	$7,278	4.23%	$572	(0.40)%
Business	5,489	3.56	5,056	3.70	433	(0.14)
Total commercial lending	13,339	3.72	12,334	4.02	1,005	(0.30)
Consumer:
Residential real estate	3,389	3.84	3,631	3.98	(242)	(0.14)
Home equity	2,778	4.09	2,654	4.27	124	(0.18)
Indirect auto	1,682	2.89	820	3.23	862	(0.34)
Credit cards	311	11.54	303	10.68	8	0.86
Other consumer	295	8.59	320	8.29	(25)	0.30
Total consumer lending	8,455	4.20	7,728	4.45	727	(0.25)
Total loans	21,794	3.94	20,062	4.21	1,732	(0.27)
Residential mortgage-backed securities(3)	5,895	2.71	5,492	2.45	403	0.26
Commercial mortgage-backed securities(3)	1,652	3.36	1,898	3.61	(246)	(0.25)
Other investment securities(3)	4,272	3.62	4,827	3.28	(555)	0.34
Total investment securities	11,819	3.13	12,217	2.96	(398)	0.17
Money market and other investments	145	1.43	206	1.53	(61)	(0.10)
Total interest-earning assets	33,758	3.65%	32,485	3.74%	1,273	(0.09)%
Noninterest-earning assets(4)(5)	4,223		4,411		(188)
Total assets	$37,981		$36,896		$1,085
Interest-bearing liabilities:
Deposits
Savings deposits	$3,643	0.08%	$3,896	0.11%	$(253)	(0.03)%
Checking accounts	4,778	0.03	4,442	0.05	336	(0.02)
Money market deposits	9,929	0.21	10,409	0.21	(480)	—
Certificates of deposit	3,810	0.68	3,991	0.66	(181)	0.02
Total interest-bearing deposits	22,160	0.23	22,738	0.24	(578)	(0.01)
Borrowings
Short-term borrowings	4,525	0.43	3,345	0.40	1,180	0.03
Long-term borrowings	733	6.65	731	6.67	2	(0.02)
Total borrowings	5,258	1.30	4,076	1.53	1,182	(0.23)
Total interest-bearing liabilities	27,418	0.44%	26,814	0.44%	604	—%
Noninterest-bearing deposits	4,971		4,591		380
Other noninterest-bearing liabilities	542		517		25
Total liabilities	32,931		31,922		1,009
Stockholders’ equity(4)	5,050		4,974		76
Total liabilities and stockholders’ equity	$37,981		$36,896		$1,085
Net interest rate spread		3.21%		3.30%		(0.09)%
Net interest rate margin		3.30%		3.38%		(0.08)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $8 million, or 1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, reflecting an increase in net-interest earning assets of $669 million and a decrease in our net interest margin of eight basis points. The $1.3 billion increase in interest-earning assets reflects the organic loan growth in our commercial and indirect auto portfolios. This was partially funded with cash flows from our investment securities portfolio during 2013. Over the same period our average interest bearing liabilities increased by $604 million, with a decrease in deposits caused by continued pricing actions being offset by increased short-term borrowings. The eight basis point decrease in our net interest margin resulted from lower yields on our loans and securities in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
The yield on our commercial real estate and commercial business loan portfolios decreased by 40 basis points and 14 basis points, respectively. Consumer loan yields dropped 25 basis points during the same period, driven primarily by a 34 basis points decline in indirect auto yields.
The yield on our interest-earning assets in the six months ended June 30, 2014 decreased nine basis points compared to the six months ended June 30, 2013, while costs on interest-bearing liabilities were flat, resulting in a nine basis point decrease in our interest rate spread.
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

	Three months ended			Six months ended June 30,
	June 30,	March 31,	June 30,	2014	2013
(in millions)	2014	2014	2013
Provision for originated loans	$22	$21	$24	$43	$43
Provision for acquired loans	—	3	1	4	2
Provision for unfunded commitments	—	—	—	1	1
Total	$23	$25	$25	$48	$45
The provision for credit losses of $23 million in the second quarter of 2014 reflects continued growth in our commercial portfolio, partially offset by improved credit quality in our commercial real estate portfolio.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for credit losses related to originated loans amounted to $22 million, or 0.50% of average originated loans annualized, for the quarter ended June 30, 2014, compared to $21 million, or 0.49% of average originated loans annualized, for the quarter ended March 31, 2014 and $24 million, or 0.65% of average originated loans annualized for the quarter ended June 30, 2013. The current quarter provision included $9 million to support sequential originated loan growth and $13 million to cover net charge-offs during the quarter.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our provision related to our acquired loans for the second quarter of 2014 was $0.3 million, compared to $3 million for the first quarter of 2014 and $1 million for the second quarter of 2013.
The provision for credit losses included $0.4 million for unfunded loan commitments in the second quarter of 2014 as a result of the growth in our unfunded commitments. Our total unfunded commitments were $10.2 billion and $9.5 billion at June 30, 2014 and December 31, 2013, respectively. The liability for unfunded commitments is included in other liabilities in our Consolidated Statements of Condition and amounted to $14 million and $13 million at June 30, 2014 and December 31, 2013, respectively.
Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended			Six months ended June 30,
(dollars in millions)	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
Deposit service charges	$24	$23	$26	$47	$51
Insurance commissions	17	16	18	33	34
Merchant and card fees	13	12	12	24	24
Wealth management services	16	16	15	32	28
Mortgage banking	5	3	7	9	13
Capital markets income	3	4	5	7	11
Lending and leasing	5	5	5	9	8
Bank owned life insurance	3	5	3	9	7
Other income	(5)	(7)	4	(12)	8
Total noninterest income	$81	$77	$96	$158	$185
Noninterest income as a percentage of net revenue	22.9%	22.1%	26.2%	22.5%	25.7%
Comparison to Prior Quarter
Second quarter 2014 noninterest income of $81 million increased $4 million, or 5%, compared to the first quarter of 2014 primarily due to increases in insurance commissions, merchant and card fees, and mortgage banking revenues. These seasonal increases were partially offset by decreases in capital markets income and bank owned life insurance.
While deposit service charges increased 2% over the first quarter, an industry-wide decline in non-sufficient funds incident rates as well as a favorable shift in our checking account product mix towards higher tiered products diminished seasonal trends. For the second quarter of 2014, insurance commissions increased $2 million, or 11%, from the first quarter of 2014 consistent with seasonal patterns. Similarly, merchant and card fees, which includes both debit and credit card interchange fees, increased 12% from seasonal first quarter lows as credit card purchase volumes increased 13% over the prior quarter. Additionally, the benefit of higher balances held by our customers was reflected in higher debit interchange fees which increased 11% from the prior quarter. Mortgage banking income increased $2 million driven by greater locked volumes and reversal of repurchase reserves partially offset by a modest decline in gain on sale margins. Closed volumes increased 40% over the prior quarter to $274 million, 70% of which were purchase volumes.
The $1 million, or 19%, decline in capital markets income reflects lower syndication income from elevated first quarter levels partially offset by an increase in derivative fees. As we noted last quarter, more competitive, long-term fixed rate pricing options in the market place, coupled with the impact of the Dodd-Frank Act, has resulted in diminished customer demand for interest rate derivatives. Bank owned life insurance income decreased by comparison to the first quarter as a result of benefits received from two claims in the first quarter of 2014. Other income for the quarters ended June 30, 2014 and March 31, 2014 include $7 million in amortization for historic tax credit investments. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. This amortization and tax credits will continue through the fourth quarter of 2014.
Comparison to Prior Year Quarter
Second quarter 2014 noninterest income of $81 million decreased $15 million, or 15%, compared to the second quarter of 2013, driven primarily by lower revenues from deposit service charges, mortgage banking, capital markets income and other income. These decreases were partially offset by higher revenues from wealth management services.
Revenues from deposit service charges decreased 10% from the prior year primarily due to lower nonsufficient funds incident rates driven by a shift in customer behavior. Mortgage banking revenues declined $2 million, or 24%, from the prior year as a result of a reduction in mortgage sales volumes as well as compressed gain on sale margins. Lower capital markets income resulted from lower derivative fee income and syndication fees due to competitive, long-term fixed rate pricing and competitive terms in the market place. The $9 million decrease in other income was primarily due to $7 million of amortization of historic tax credit investments in the current year quarter, which was offset by a related reduction in income tax expense associated with these investments.
Partially offsetting these decreases were higher wealth management services revenues of $1 million, or 7%, due to continued growth in fixed annuity sales resulting from favorable spreads between time deposits and fixed annuity rates.
Comparison to Prior Year to Date
Noninterest income decreased $27 million to $158 million for the six months ended June 30, 2014 from $185 million for the six months ended June 30, 2013 and stemmed from lower deposit service charges, insurance commissions, mortgage banking revenues, capital markets income, and other income. Higher revenues from wealth management services and bank owned life insurance partially offset these decreases.
Deposit service charges decreased 8% as a result of lower nonsufficient funds incident rates driven by shifting customer behavior. Lower policy renewals resulted in a 3% decrease in insurance commissions and a reduction in mortgage sales volumes and compressed gain on sale margins contributed to the 35% decrease in mortgage banking revenues. The 41% decrease in capital markets income was driven by lower derivative fee income partially offset by modestly higher syndication fees. Long-term fixed rate pricing and competitive terms in the market place, coupled with the impact of the Dodd-Frank Act, has resulted in diminished customer demand for interest rate derivatives. The $20 million decrease in other income reflects $15 million in amortization for certain historic tax credit investments. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense.
Wealth management services income increased $4 million, or 13%, for the six months ended June 30, 2014 from the same period in 2013 driven growth in annuity sales resulting from favorable spreads between time deposits and fixed annuity rates. Bank owned life insurance income increased 26% as a result of benefits received on two insurance claims in the first quarter of 2014.

Noninterest Expense
The following table presents our noninterest expenses for the periods indicated:

	Three months ended			Six months ended June 30,
(dollars in millions)	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
Salaries and benefits	$118	$118	$116	$236	$232
Occupancy and equipment	29	28	29	56	57
Technology and communications	31	30	30	61	57
Marketing and advertising	8	7	5	16	10
Professional services	13	12	10	25	19
Amortization of intangibles	7	8	11	14	25
FDIC premiums	10	9	9	19	18
Restructuring charges	—	10	—	10	—
Other expense	29	27	25	55	55
Total noninterest expenses	244	249	235	493	473
Less nonoperating expenses:
Restructuring charges	—	(10)	—	(10)	—
Total operating noninterest expenses(1)	$244	$238	$235	$482	$473
Efficiency ratio(2)	69.2%	71.6%	64.4%	70.4%	65.6%
Operating efficiency ratio(1)	69.2%	68.6%	64.4%	68.9%	65.6%
Full time equivalent employees	5,874	5,750	5,779

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
Comparison to Prior Quarter
Second quarter 2014 GAAP noninterest expenses decreased $5 million to $244 million from the first quarter of 2014, which included $10 million in restructuring charges related to our branch staffing realignment, consolidation of ten branches during the first quarter, and executive departure charges. Excluding these charges, second quarter 2014 noninterest expense increased $6 million, or 2%.
Salaries and benefits were essentially unchanged from the first quarter of 2014 reflecting volume related increases in incentive compensation and higher headcount, offset by lower medical benefits. The 2% increase in occupancy and equipment was driven by accelerated write-offs of certain leasehold improvements.
Higher technology and communications expenses reflects higher depreciation associated with implementation of new loan systems offset in part by lower technology vendor costs. The 9% increase in professional services expenses in the current quarter as compared to the prior quarter reflects almost equally higher legal expenses as well as consulting fees incurred in connection with our Strategic Investment Plan. Marketing and advertising expenses increased $1 million, or 15%, as a result of promotional deposit campaigns. The increase in FDIC premiums reflects the impact of higher construction loan balances which carry a higher assessment. Approximately one-half of the $2 million increase in other expenses was driven by nonrecurring items.
In the second quarter of 2014, our GAAP efficiency ratio was 69.2% compared to 71.6% in the prior quarter. Excluding $7 million of amortization for historic tax credits, our non-GAAP efficiency ratio was 67.8% for the second quarter of 2014. Excluding $10 million of restructuring charges and $7 million of amortization for historic tax credits, our non-GAAP efficiency ratio was 67.2% for the first quarter of 2014.
Comparison to Prior Year Quarter
GAAP noninterest expenses increased $9 million for the quarter ended June 30, 2014 from the quarter ended June 30, 2013. Increases in salaries and benefits, technology and communications, marketing and advertising, professional services, and other expenses were partially offset by a $4 million reduction in amortization of intangibles in 2014.
The increase in salaries and benefits was primarily due to 2014 merit increases. Increases in technology and communications reflect higher depreciation related to loan processing platforms. Promotional marketing campaigns in the second quarter of 2014 resulted in a $3 million, or 55%, increase in our marketing and advertising expenses from the same period in 2013.
Comparison to Prior Year to Date
GAAP noninterest expenses increased $20 million, or 4%, for the six months ended June 30, 2014 from the six months ended June 30, 2013. Noninterest expenses for 2014 included $10 million in restructuring charges related to our branch staffing realignment, consolidation of ten branches during the first quarter, and executive departure charges. Excluding these charges, operating (non-GAAP) noninterest expenses increased $10 million, or 2%.
The 2% increase in salaries and benefits resulted primarily from merit increases and higher headcount. The increases in technology and communications and professional services stemmed from our Strategic Investment Plan. Higher marketing and advertising expenses were the result of our promotional deposit campaigns in 2014. These increases were partially offset by an $11 million, or 43%, decrease in amortization of intangibles.
Excluding $10 million of restructuring charges and $15 million of amortization for historic tax credits, our non-GAAP efficiency was 67.5% for the six months ended June 30, 2014.
Taxes
Our effective tax rate of 14.0% for the three months ended June 30, 2014 decreased from 19.6% for the three months ended March 31, 2014 due to the receipt of state tax credits from prior years.
Our effective tax rate of 14.0% for the three months ended June 30, 2014 decreased from 32.0% for the three months ended June 30, 2013 due to benefits derived from the taxable reorganization of a subsidiary and from historic tax credits originated by our commercial real estate business, both of which will benefit our effective tax rate through the fourth quarter of 2014.
Our effective tax rate of 16.6% for the six months ended June 30, 2014 decreased from 31.5% for the six months ended June 30, 2013. The decrease was due to benefits derived from the taxable reorganization of a subsidiary and from certain historic tax credits originated by our commercial real estate business.
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
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees in the management of risk. The main risk governance committees are the Audit Committee and Risk Committee of the Board and the Enterprise Risk Management Committee ("ERMC") and Disclosure Committee of Management. The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Credit Risk Committee, Credit Policy Committee, Asset/Liability Committee, Compliance Management Committee, and the Information Security and Privacy Committee. These sub-committees are supported by various working groups. The purpose of the Audit Committee is to assist the Board in fulfilling its financially related oversight responsibilities of the Company. The Disclosure Committee supports the Audit Committee and carries out Management’s responsibilities for the review and approval of reports submitted to the Securities and Exchange Commission under the authority granted to Management by the Board of Directors.
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

Loans
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	June 30, 2014		December 31, 2013		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,841	30.6%	$6,914	32.3%	$(73)
Construction	1,100	4.9	864	4.0	236
Business	5,742	25.7	5,290	24.7	451
Total commercial	13,683	61.2	13,068	61.0	614
Consumer:
Residential real estate	3,358	15.0	3,448	16.1	(90)
Home equity	2,835	12.7	2,752	12.8	83
Indirect auto	1,872	8.4	1,544	7.2	328
Credit cards	312	1.4	325	1.5	(14)
Other consumer	286	1.3	302	1.4	(16)
Total consumer	8,663	38.8	8,371	39.0	292
Total loans and leases	22,346	100.0%	21,440	100.0%	906
Allowance for loan losses	(224)		(209)		(14)
Total loans and leases, net	$22,122		$21,230		$892
Our primary lending activity is the origination of commercial business and commercial real estate loans, as well as residential mortgage and home equity loans to customers located within our primary market areas. Our commercial real estate and business loan portfolios provide opportunities to cross sell other fee-based banking services. Consistent with our long-term customer relationship focus, we retain the servicing rights on the majority of residential mortgage loans that we sell resulting in monthly servicing fee income to us. Substantially all of the residential mortgage loans that we originated in 2014 complied with the Qualified Mortgage rules of the Dodd-Frank Act. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
Our total loans and leases outstanding increased $906 million from December 31, 2013 to June 30, 2014 stemming from the continued growth in our commercial and indirect auto portfolios. Our commercial loan portfolio increased $614 million, or 9% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the organic growth across our footprint in our commercial lending activities and from a slight increase in the utilization of line commitments, to 45% at June 30, 2014 from 40% at December 31, 2013. Commercial loans as a percentage of our total loans of 61% remained in line with the loan type composition at December 31, 2013. During the second quarter of 2014, we originated $368 million of indirect auto loans, in line with our expectations, and added 9 dealers to our network within our contiguous footprint.
Offsetting this growth was a decrease in our residential real estate loan portfolio of $90 million which reflected the elevated industry wide prepayment levels and our strategy of selling certain newly originated residential real estate loans in the secondary market.
Included in the table above are acquired loans with a carrying value of $4.1 billion and $4.5 billion at June 30, 2014 and December 31, 2013, respectively. Such acquired loans were initially recorded at fair value with no carryover of any related allowance for loan losses.
We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on credit discipline. Our enhanced specialty offerings in equipment financing, healthcare, and loan syndications continue to provide additional opportunities to enhance our relationships with our existing commercial customer base, as well as attract new customers. Overall, our commercial pipelines at the end of the second quarter of 2014 remain stable.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated, except for our residential real estate and credit cards portfolios which are assigned to a region based on the primary address of the consumer:

(in millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts(1)	Other(2)	Total loans and leases
June 30, 2014
Commercial:
Real estate	$3,993	$882	$1,509	$1,557	$—	$7,941
Business	2,566	973	850	734	619	5,742
Total commercial	6,559	1,855	2,359	2,291	619	13,683
Consumer:
Residential real estate	1,195	139	294	1,731	—	3,358
Home equity	1,445	272	567	552	—	2,835
Indirect auto	650	27	26	341	828	1,872
Credit cards	254	31	14	13	—	312
Other consumer	189	50	33	14	—	286
Total consumer	3,732	518	934	2,651	828	8,663
Total loans and leases	$10,291	$2,374	$3,293	$4,942	$1,447	$22,346
December 31, 2013
Commercial:
Real estate	$3,750	$890	$1,449	$1,688	$1	$7,778
Business	2,268	875	827	735	585	5,290
Total commercial	6,018	1,765	2,276	2,423	586	13,068
Consumer:
Residential real estate	1,246	133	282	1,788	—	3,448
Home equity	1,394	241	574	543	—	2,752
Indirect auto	538	12	13	290	691	1,544
Credit cards	274	31	12	9	—	325
Other consumer	206	53	36	7	—	302
Total consumer	3,658	468	917	2,637	691	8,371
Total loans and leases	$9,677	$2,233	$3,193	$5,060	$1,277	$21,440

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

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $90 million and $83 million, or 10% and 7% annualized, respectively, from the end of 2013. Over the same period, our New York market also contributed to the growth, with an 18% annualized increase.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size as of the dates indicated:

	June 30, 2014		December 31, 2013
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$529	21	$557	22
$10 million to $20 million	1,457	106	1,358	99
$5 million to $10 million	1,512	213	1,429	203
$1 million to $5 million	2,728	1,271	2,700	1,247
Less than $1 million(2)	1,715	6,884	1,734	6,948
Total commercial real estate loans	$7,941	8,495	$7,778	8,519
Commercial business loans by size:(1)
Greater than or equal to $20 million	$290	12	$258	11
$10 million to $20 million	1,037	74	920	67
$5 million to $10 million	1,156	166	1,054	147
$1 million to $5 million	1,750	774	1,599	706
Less than $1 million(2)	1,509	30,150	1,459	27,691
Total commercial business loans	$5,742	31,176	$5,290	28,622

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At both June 30, 2014 and December 31, 2013, non-owner occupied commercial real estate represented 66% of the total commercial real estate balance. Loans for construction, acquisition and development increased $232 million from December 31, 2013 due to the funding of previously committed construction loans. A large portion of the increase related to multi-family projects in our footprint states, many of which involve the re-purposing of existing buildings, resulting in larger initial line draws. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the date indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
June 30, 2014:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$432	$40	$162	$192	$153	$979
Multifamily and apartments	1,093	70	137	169	75	1,544
Office and professional space	565	54	93	284	51	1,047
Retail	364	38	92	226	122	841
Warehouse and industrial	143	26	33	90	33	326
Other	239	17	78	100	30	464
Total non-owner occupied commercial real estate loans	2,837	244	596	1,060	465	5,201
Owner occupied commercial real estate loans	1,154	384	486	440	275	2,740
Total commercial real estate loans	$3,991	$628	$1,082	$1,500	$740	$7,941
December 31, 2013:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$306	$82	$48	$151	$160	$747
Multifamily and apartments	1,063	65	174	172	130	1,603
Office and professional space	527	70	73	318	97	1,086
Retail	371	50	107	231	114	873
Warehouse and industrial	125	27	62	97	27	338
Other	265	15	109	84	71	545
Total non-owner occupied commercial real estate loans	2,658	309	573	1,053	600	5,192
Owner occupied commercial real estate loans	1,045	371	536	390	244	2,586
Total commercial real estate loans	$3,703	$680	$1,108	$1,443	$843	$7,778

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at the dates indicated:

(in millions)	June 30, 2014	December 31, 2013
Manufacturing	$1,427	$1,389
Health Care and Social Assistance	1,164	1,120
Real Estate and Rental and Leasing	1,037	911
Wholesale Trade	657	639
Retail Trade	510	511
Construction	465	427
Public Administration	432	350
Other Services (except Public Administration)	362	324
Finance and Insurance	359	312
Educational Services	355	288
Professional, Scientific, and Technical Services	314	302
Transportation and Warehousing	254	240
Administrative and Support and Waste Management and Remediation Services	204	203
Other	943	859
Total	$8,481	$7,876
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
Of the $2.8 billion home equity portfolio at both June 30, 2014 and December 31, 2013, approximately $1.1 billion were in a first lien position at both period ends. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of June 30, 2014 and December 31, 2013.
The table below summarizes the principal balances of our home equity lines of credit by portfolio at the dates indicated:

	June 30, 2014			December 31, 2013
(in millions)	Interest only	Principal & Interest	Total	Interest only	Principal & Interest	Total
Originated	$308	$1,254	$1,563	$308	$1,113	$1,421
Acquired	143	870	1,012	151	880	1,031
Total home equity lines of credit	$451	$2,124	2,575	$459	$1,993	2,452
Home equity loans			260			300
Total home equity portfolio			$2,835			$2,752
The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in “maturity” risk. We have taken steps to mitigate such risk by (1) stressing each applicant based on principal and interest during underwriting and (2) placing draw restrictions on HELOCs in past due status.

The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at June 30, 2014:

(in millions)	2014 - 2015	2016 - 2017	Thereafter	Total
In draw - interest only	$50	$177	$224	$451
In draw - principal and interest	63	190	1,703	1,956
Total	$113	$368	$1,927	$2,407
Delinquency statistics for the HELOC portfolio are as follows at the dates indicated:

	June 30, 2014			December 31, 2013
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,407	$35	1.5%	$2,276	$30	1.3%
Amortizing payment	168	7	4.1%	176	7	3.8
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
The following table details our allocation of our allowance for loan losses by loan category at the dates indicated or for the related quarters:

	June 30, 2014		December 31, 2013
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$54	35.5%	$48	36.3%
Business	124	25.7	119	24.7
Total commercial	178	61.2	167	61.0
Consumer:
Residential real estate	3	15.0	3	16.1
Home equity	12	12.7	10	12.8
Indirect auto	12	8.4	10	7.2
Credit cards	13	1.4	13	1.5
Other consumer	5	1.3	6	1.4
Total consumer	46	38.8	42	39.0
Total	$224	100.0%	$209	100.0%
Allowance for loan losses to total loans	1.00%		0.98%
Provision to average total loans	0.41%		0.60%
Allowance for loan losses to originated loans	1.21%		1.21%
Provision to average originated loans	0.50%		0.68%

The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	10	14	—	4	6	6	3	43
Charge-offs	(6)	(13)	(1)	(2)	(4)	(7)	(4)	(36)
Recoveries	3	2	—	—	1	1	1	7
Balance at end of period	$54	$124	$2	$9	$12	$13	$5	$220
Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	9	19	(1)	2	4	6	4	43
Charge-offs	(4)	(13)	(1)	(2)	(1)	(1)	(3)	(25)
Recoveries	1	1	—	—	—	—	1	4
Balance at end of period	$43	$107	$3	$6	$6	$13	$6	$182
Three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$44	$127	$2	$8	$11	$13	$5	$211
Provision for loan losses	15	(2)	—	2	2	3	1	22
Charge-offs	(5)	(3)	—	(1)	(2)	(3)	(2)	(16)
Recoveries	—	1	—	—	—	1	—	3
Balance at end of period	$54	$124	$2	$9	$12	$13	$5	$220
Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$41	$97	$4	$6	$5	$12	$5	$171
Provision for loan losses	4	16	(1)	—	2	1	2	24
Charge-offs	(2)	(8)	—	(1)	(1)	—	(1)	(14)
Recoveries	1	1	—	—	—	—	—	2
Balance at end of period	$43	$107	$3	$6	$6	$13	$6	$182

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	—	3	—	—	4
Charge-offs	(1)	—	—	(3)	—	—	(4)
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	2	—	—	—	—	—	2
Charge-offs	(2)	—	—	—	—	—	(2)
Balance at end of period	$—	$—	$—	$—	$—	$1	$1
Three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	—	—	—	—	—	—	—
Charge-offs	—	—	—	(1)	—	—	(1)
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$1
Provision for loan losses	1	—	—	—	—	—	1
Charge-offs	(1)	—	—	—	—	—	(1)
Balance at end of period	$—	$—	$—	$—	$—	$1	$1
As of June 30, 2014 and December 31, 2013, we had a liability for unfunded commitments of $14 million and $13 million, respectively. For the three and six months ended June 30, 2014, we recognized a provision for credit loss related to our unfunded loan commitments of $0.4 million and $0.8 million, respectively. Our total unfunded commitments amounted to $10.2 billion at June 30, 2014.
Our net charge-offs of $33 million for the six months ended June 30, 2014 were $9 million higher than our net charge-offs of $23 million for the six months ended June 30, 2013. The period over period increase was driven primarily by the maturation of our indirect auto and credit cards portfolios. In the prior period, charge offs in our acquired credit card portfolio were applied against the credit mark. Also contributing to the period over period change were $2 million in charge offs related to our acquired home equity portfolio. This was partially offset by a $1 million recovery in our commercial real estate portfolio. Total net charge-offs for the second quarter of 2014 represented 0.25% of average total loans compared with 0.34% of average total loans in the first quarter of 2014. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.30% for the second quarter of 2014 compared to 0.36% for the first quarter of 2014.

The following table details our total net charge-offs by loan category for the periods indicated:

	Six months ended June 30,
	2014		2013
(dollars in millions)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$4	0.10%	$5	0.14%
Business	11	0.40	12	0.48
Total commercial	15	0.22	17	0.28
Consumer:
Residential real estate	1	0.03	1	0.04
Home equity	4	0.31	2	0.11
Indirect auto	4	0.42	1	0.20
Credit cards	6	3.84	—	0.26
Other consumer	3	2.20	3	1.85
Total consumer	18	0.42	6	0.17
Total	$33	0.30%	$23	0.23%
Our nonperforming loans increased to $189 million from $188 million at December 31, 2013 and $182 million at June 30, 2013. New nonperforming loans during the second quarter of 2014 were $53 million, compared to $26 million in the prior quarter. During the quarter ended June 30, 2014, $13 million of nonperforming loans returned to accruing status, and there were $12 million in paydowns and transfers to real estate owned. Nonperforming loans comprised 0.85% of total loans at June 30, 2014 compared to 0.87% at December 31, 2013. Excluding our acquired loans, our nonperforming loans were 0.86% of originated loans at June 30, 2014 compared to 0.93% of originated loans at December 31, 2013.

Nonperforming assets to total assets were 0.55%, up three basis points from the prior quarter, reflecting the increase in nonperforming loans. The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	June 30,	December 31,
(dollars in millions)	2014(1)	2013(1)
Nonperforming loans:
Commercial:
Real estate	$56	$54
Business	43	51
Total commercial	99	105
Consumer:
Residential real estate	34	31
Home equity	42	39
Indirect auto	10	6
Other consumer	5	6
Total consumer	90	82
Total nonperforming loans	189	188
Real estate owned	24	25
Total nonperforming assets (2)	$214	$212
Loans 90 days past due and still accruing interest (3)	$113	$113
Total nonperforming assets as a percentage of total assets	0.55%	0.56%
Total nonaccruing loans as a percentage of total loans	0.85%	0.87%
Total nonaccruing originated loans as a percentage of total originated loans	0.86%	0.93%
Allowance for loan losses to nonaccruing loans	118.0%	111.6%

(1)	Includes $32 million and $30 million of nonperforming acquired lines of credit, primarily in home equity, at June 30, 2014 and December 31, 2013, respectively.

(2)	Nonperforming assets do not include $80 million and $52 million of performing renegotiated loans that are accruing interest at June 30, 2014 and December 31, 2013, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $67 million at June 30, 2014 in our originated loan portfolio increased from $51 million at December 31, 2013. Our acquired loans that were 30 to 89 days past due decreased $15 million from $58 million as of December 31, 2013 to $43 million as of June 30, 2014.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Originated loans
Commercial:
Real estate	0.2%	0.1%	0.1%	—%	0.5%	0.4%	0.8%	0.5%
Business	0.2	0.1	0.1	0.1	0.2	0.4	0.5	0.6
Total commercial	0.2	0.1	0.1	—	0.4	0.4	0.6	0.5
Consumer:
Residential real estate	0.2	0.3	—	0.1	1.1	1.1	1.4	1.6
Home equity	0.2	0.2	0.1	0.1	0.8	0.8	1.1	1.1
Indirect auto	0.8	0.8	0.1	0.2	0.2	0.2	1.1	1.2
Credit cards	0.6	0.6	0.4	0.4	0.8	0.9	1.8	1.8
Other consumer	1.0	1.1	0.4	0.4	0.9	0.9	2.3	2.4
Total consumer	0.4	0.5	0.1	0.2	0.7	0.8	1.3	1.4
Total	0.3%	0.2%	0.1%	0.1%	0.5%	0.5%	0.9%	0.8%
Acquired loans
Commercial:
Real estate	0.4%	0.5%	0.4%	0.5%	3.0%	2.6%	3.7%	3.7%
Business	0.8	0.4	0.5	0.1	2.4	2.0	3.7	2.6
Total commercial	0.5	0.5	0.4	0.4	2.8	2.5	3.7	3.4
Consumer:
Residential real estate	0.9	1.2	0.5	0.7	4.4	4.1	5.8	6.1
Home equity	0.5	0.6	0.3	0.3	1.9	1.8	2.7	2.7
Total consumer	0.7	1.0	0.4	0.5	3.3	3.1	4.4	4.7
Total	0.6%	0.8%	0.4%	0.5%	3.1%	2.9%	4.2%	4.2%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	June 30, 2014	December 31, 2013
Originated loans:
Pass	94.1%	94.6%
Criticized:(1)
Accrual	5.2	4.6
Nonaccrual	0.7	0.8
Total criticized	5.9	5.4
Total	100.0%	100.0%
Acquired loans:
Pass	88.0%	88.2%
Criticized:(1)
Accrual	11.4	11.3
Nonaccrual	0.6	0.5
Total criticized	12.0	11.8
Total	100.0%	100.0%

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

	Percent of total
	June 30, 2014	December 31, 2013
Originated loans by refreshed FICO score:
Over 700	77.8%	76.0%
660-700	11.6	12.2
620-660	5.4	5.8
580-620	2.3	2.5
Less than 580	2.4	2.4
No score(1)	0.4	1.1
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	72.9%	72.7%
660-700	7.9	8.1
620-660	4.7	4.4
580-620	3.7	3.6
Less than 580	4.3	4.3
No score(1)	6.5	6.9
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $105 million and $125 million as of June 30, 2014 and December 31, 2013, respectively. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.

The following table provides information about our acquired loan portfolio by acquisition at the dates indicated or for the related quarters:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
June 30, 2014
Provision for loan losses	$—	$—	$—	$—	$—
Net charge-offs	—	—	1	—	1
Net charge-offs to average loans	—%	—%	0.30%	—%	0.06%
Nonperforming loans	$7	$11	$13	$2	$32
Total loans (1)	836	2,308	874	236	4,255
Allowance for acquired loan losses	—	—	4	—	4
Credit related discount (2)	20	60	21	5	105
Credit related discount as percentage of loans	2.35%	2.59%	2.44%	1.92%	2.47%
Criticized loans (3)	$32	$145	$77	$30	$284
Classified loans (4)	25	86	67	19	198
Greater than 90 days past due and accruing (5)	12	54	34	10	109
December 31, 2013
Provision for loan losses	$—	$—	$3	$—	$3
Net charge-offs	—	—	2	—	2
Net charge-offs to average loans	—%	—%	1.01%	—%	0.21%
Nonperforming loans	$6	$7	$14	$3	$30
Total loans (1)	872	2,585	957	228	4,642
Allowance for acquired loan losses	—	—	4	—	4
Credit related discount (2)	23	69	24	9	125
Credit related discount as percentage of loans	2.59%	2.68%	2.50%	4.14%	2.70%
Criticized loans (3)	$32	$147	$95	$33	$308
Classified loans (4)	26	83	82	22	211
Greater than 90 days past due and accruing(5)	10	55	36	9	110

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

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

The following table provides information about our originated loan portfolio at the dates indicated or for the related quarters:

(dollars in millions)	June 30, 2014	December 31, 2013
Provision for loan losses	$43	$28
Net charge-offs	29	18
Net charge-offs to average loans	0.30%	0.43%
Nonperforming loans	$157	$157
Nonperforming loans to total loans	0.86%	0.93%
Total loans	$18,196	$16,922
Allowance for originated loan losses	220	205
Allowance for originated loan losses to total originated loans	1.21%	1.21%
Criticized loans	$788	$677
Classified loans(1)	464	452
Greater than 90 days past due and accruing (2)	4	3

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
Our total allowance for loan losses related to both our originated and acquired loans increased $14 million from December 31, 2013 to $224 million at June 30, 2014 as our total provision for loan losses of $47 million exceeded our total net charge-offs of $33 million. The ratio of our total allowance for loan losses to total loans of 1.00% at June 30, 2014 compared to 0.98% as of December 31, 2013. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.21% at June 30, 2014 and remained consistent with that measure at December 31, 2013.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $136 million at June 30, 2014 from $108 million at December 31, 2013 and $122 million at June 30, 2013. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $80 million and $52 million at June 30, 2014 and December 31, 2013, respectively.
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
Our portfolio of mortgages serviced for others amounted to $3.7 billion at June 30, 2014 and December 31, 2013. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $7 million and $9 million at June 30, 2014 and December 31, 2013, respectively.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	June 30, 2014	December 31, 2013
30 to 59 days past due	0.18%	0.30%
60 to 89 days past due	0.08	0.11
Greater than 90 days past due	0.68	0.72
Total past due loans	0.94%	1.13%
Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	June 30, 2014		December 31, 2013
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$5,689	49.4%	$4,895	42.9%
Commercial mortgage-backed securities	1,659	14.4	1,831	16.1
Collateralized loan obligations	1,276	11.1	1,431	12.5
Corporate debt	856	7.4	872	7.6
Asset-backed securities	733	6.4	905	7.9
Other residential mortgage-backed securities	515	4.5	578	5.1
States and political subdivisions	501	4.3	529	4.6
U.S. government agencies and sponsored enterprises	242	2.1	317	2.8
Other	23	0.2	33	0.3
U.S. Treasury	20	0.2	20	0.2
Total investment securities	$11,514	100.0%	$11,411	100.0%

Our holdings in residential mortgage-backed securities were 54% and 48% of our total investment securities portfolio at June 30, 2014 and December 31, 2013, respectively. At each of June 30, 2014 and December 31, 2013, 99% of our residential mortgage-backed securities in our available for sale portfolio were issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
The net unamortized purchase premiums on our CMO portfolio amounted to $66 million, or 1.2% of the portfolio, at June 30, 2014 and $58 million, or 1.2% of the portfolio, at December 31, 2013. The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $11 million, or 2.2% of the portfolio, at June 30, 2014, from $13 million, or 2.3% of the portfolio, at December 31, 2013.
Changes in our expectations regarding the magnitude and duration of a lower interest rate environment could have a material impact on our net interest income in both the period of change, attributable to any retroactive accounting adjustment that would be required to maintain a constant effective yield, and in subsequent periods attributable to changes to the prospective yields on our investment securities. During the second quarter, certain portions of our CMO portfolio experienced higher than expected prepayments given increases in home sales and lower mortgage rates.
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

The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
June 30, 2014
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$5,711	$5,679	$5,679	$—	$—	$—	$—
Residential mortgage-backed securities	504	515	515	—	—	—	—
Debt securities	256	262	251	11	—	—	—
Total	6,471	6,456	6,445	11	—	—	—
Commercial mortgage-backed securities	1,586	1,659	950	491	218	—	—
Collateralized loan obligations	1,247	1,276	884	362	31	—	—
Asset-backed securities	719	733	627	105	—	—	—
Corporate debt	833	856	—	108	197	550	1
States and political subdivisions	488	501	283	200	7	—	11
Other	33	33	1	6	4	—	23
Total investment securities	$11,378	$11,514	$9,189	$1,283	$456	$550	$35
December 31, 2013
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,985	$4,882	$4,882	$—	$—	$—	$—
Residential mortgage-backed securities	574	578	578	—	—	—	—
Debt securities	332	338	326	11	—	—	—
Total	5,891	5,798	5,786	11	—	—	—
Commercial mortgage-backed securities	1,759	1,831	1,027	549	255	—	—
Collateralized loan obligations	1,392	1,431	1,024	376	31	—	—
Asset-backed securities	896	905	689	216	—	—	—
Corporate debt	863	872	—	147	185	535	4
States and political subdivisions	516	529	303	202	16	—	9
Other	45	45	1	15	5	—	25
Total investment securities	$11,362	$11,411	$8,831	$1,515	$492	$535	$38
The weighted average credit rating of our portfolio was AA at June 30, 2014 and December 31, 2013.
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
Our CMBS portfolio had an amortized cost of $1.6 billion at June 30, 2014. The net unamortized premiums on our CMBS portfolio amounted to $48 million, or 3.1% of the portfolio at June 30, 2014 and $64 million, or 3.8% of the portfolio at December 31, 2013. Gross unrealized losses on our CMBS portfolio amounted to $0.4 million and $2 million at June 30, 2014 and December 31, 2013, respectively. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 87% of this portfolio was rated A or higher at June 30, 2014. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.

The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	June 30, 2014		December 31, 2013
Credit enhancement(1)	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$1,217	76%	$1,299	74%
25 - 30%	188	12	268	15
20 - 25%	141	9	177	10
18 - 20%	41	3	16	1
Total	$1,586	100%	$1,759	100%

(1)
Credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinated to the bonds we own plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.2 billion at June 30, 2014. Gross unrealized losses on our CLO portfolio amounted to $1 million and $2 million at June 30, 2014 and December 31, 2013, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 3.3% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Over half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 98% of our CLO portfolio was rated A or higher at June 30, 2014 and significant credit enhancements for our securities provide us protection from default.
The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated (amounts in millions):

	June 30, 2014		December 31, 2013
Credit Enhancement(1)	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$142	11%	$87	6%
35 - 40%	174	14	221	16
30 - 35%	111	9	222	16
25 - 30%	309	24	346	25
20 - 25%	169	14	136	10
15 - 20%	293	24	341	24
10 - 15%	50	4	39	3
0 - 10%	—	—	—	—
Total	$1,247	100%	$1,392	100%

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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings is FHLB advances, of which we had $4.5 billion outstanding at June 30, 2014.
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
We have included credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of June 30, 2014:

	Moody's	S&P	Fitch
Senior unsecured	Ba1	BBB	BBB-
Subordinated debt	Ba2	BBB-	BB+
In March 2014, Moody's downgraded our long-term issuer rating. Since we do not have any plans to issue additional long-term debt currently, we do not expect Moody’s actions to have a material impact on our business.  Our asset quality metrics remain stable and favorable relative to our peers and our Bank and subsidiaries remain well-capitalized under current regulatory guidelines.

We have a total collateralized wholesale borrowing capacity of approximately $9.4 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $4.9 billion was available as of June 30, 2014, which includes $1.1 billion of availability at the Federal Reserve's discount window.
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
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $10.2 billion and $9.5 billion at June 30, 2014 and December 31, 2013, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit amounted to $3.3 billion and $3.4 billion at June 30, 2014 and December 31, 2013, respectively, and our unused home equity and other consumer lines of credit increased to $5.2 billion at June 30, 2014 from $4.9 billion at December 31, 2013. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $279 million and $297 million at June 30, 2014 and December 31, 2013, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages were $179 million and $168 million at June 30, 2014 and December 31, 2013, respectively.

Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company's liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $382 million at June 30, 2014. As of June 30, 2014, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to preferred and common shareholders without reliance on dividends from the Bank.
The Company’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $80 million and $75 million to the Company during the six months ended June 30, 2014 and 2013, respectively. Under the foregoing dividend restrictions, the Bank could pay additional dividends of approximately $408 million to the Company without obtaining regulatory approvals, however, this amount would be limited to $286 million to maintain its “well-capitalized” status.
Deposits
The following table illustrates the composition of our deposits at the dates indicated:

	June 30, 2014		December 31, 2013		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,627	13.2%	$3,667	13.8%	$(40)
Interest-bearing checking	4,744	17.3	4,744	17.8	—
Money market deposits	9,834	35.8	9,740	36.5	95
Noninterest-bearing	5,284	19.3	4,866	18.2	418
Total core deposits	23,489	85.6	23,016	86.3	473
Certificates	3,956	14.4	3,649	13.7	306
Total deposits	$27,445	100.0%	$26,665	100.0%	$779

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(In millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
June 30, 2014
Core deposits:
Savings	$2,332	$168	$226	$901	$3,627
Interest-bearing checking	2,902	642	552	648	4,744
Money market deposits	6,299	1,187	955	1,393	9,834
Noninterest-bearing	3,235	726	639	685	5,284
Total core deposits	14,768	2,722	2,372	3,627	23,489
Certificates	2,464	452	309	731	3,956
Total deposits	$17,232	$3,174	$2,681	$4,357	$27,445
December 31, 2013
Core deposits:
Savings	$2,342	$162	$221	$942	$3,667
Interest-bearing checking	2,812	640	656	636	4,744
Money market deposits	6,283	1,151	927	1,378	9,740
Noninterest-bearing	2,949	704	562	651	4,866
Total core deposits	14,385	2,657	2,366	3,608	23,016
Certificates	2,036	481	353	779	3,649
Total deposits	$16,421	$3,138	$2,719	$4,387	$26,665

(1)
Includes brokered money market deposits of $317 million and $336 million at June 30, 2014 and December 31, 2013, respectively, and brokered certificates of deposit of $1.2 billion and $739 million at June 30, 2014 and December 31, 2013, respectively.

Our total deposits increased $779 million, or 6% annualized, from December 31, 2013 to $27.4 billion at June 30, 2014. Our strategic focus remains on efforts to grow our customer base, re-position our account mix and introduce new products and services that further enhance our value proposition to customers. Recent investments in mobile banking and remote deposit capture have further enhanced customers’ ability to transact in the delivery channel of their choice while at the same time lowering our cost to acquire and serve such customers. Current and anticipated investments as part of our Strategic Investment Plan in new digital features and functionalities such as online account opening will further enhance customers’ ability to seamlessly transact across all delivery channels.
Transactional deposits, which include interest-bearing and noninterest bearing checking balances, increased $418 million, or 9% annualized, from December 31, 2013. Transaction deposits currently represent 37% of our deposit base, up from 34% a year ago. While interest-bearing checking balances were flat from December 31, 2013, average interest-bearing checking balances increased 7% from March 31, 2014 driven by recent promotional campaigns and resulting strength in checking account sales, particularly in our New York markets. Average money market deposits balances increased 3% from the prior quarter reflecting the early results of a promotional deposit campaign.
As of June 30, 2014, brokered certificates of deposit increased $464 million to $1.2 billion from December 31, 2013 and $421 million from June 30, 2013 as we increased the use of them as a funding source. The terms on these brokered certificates of deposit are between three months and 18 months with interest rates ranging between 0.30% and 0.55%.
The average cost of interest-bearing deposits for the three months ended June 30, 2014 of 0.24% increased one basis point from the three months ended March 31, 2014 and was unchanged from the quarter ended June 30, 2013.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at June 30, 2014 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$4,602	$2,072	$166	$6,841
Construction	1,078	6	16	1,100
Business	4,611	928	203	5,742
Total commercial	10,291	3,007	385	13,683
Consumer:
Residential real estate	963	1,620	775	3,358
Home equity	2,278	416	141	2,835
Indirect auto	675	1,173	24	1,872
Credit cards	312	—	—	312
Other consumer	162	84	40	286
Total consumer	4,390	3,293	981	8,663
Total loans and leases	$14,681	$6,299	$1,365	$22,346
For the loans reported in the preceding table, the following sets forth at June 30, 2014, the dollar amount of all of our fixed-rate and adjustable-rate loans due after June 30, 2015:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$909	$1,329	$2,238
Construction	22	—	22
Business	1,048	83	1,131
Total commercial	1,980	1,412	3,391
Consumer:
Residential real estate	1,331	1,064	2,395
Home equity	557	1	557
Indirect auto	1,197	—	1,197
Other consumer	123	—	124
Total consumer	3,208	1,065	4,273
Total loans and leases	$5,188	$2,477	$7,664

The following table sets forth at June 30, 2014, the dollar amount of all of our fixed-rate loans due after June 30, 2015 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$631	$227	$149	$489	$27	$1,524
2 to 3 years	474	192	116	359	24	1,165
3 to 5 years	562	287	150	325	32	1,357
Total 1 to 5 years	1,667	706	415	1,173	83	4,044
5 to 10 years	275	376	124	24	24	823
More than 10 years	38	249	17	—	16	321
Total	$1,980	$1,331	$557	$1,197	$123	$5,188
The following table sets forth at June 30, 2014, the dollar amount of all of our adjustable-rate loans due after June 30, 2015 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$441	$393	$1	$834
2 to 3 years	370	252	—	623
3 to 5 years	529	269	—	798
Total 1 to 5 years	1,340	914	1	2,255
5 to 10 years	72	149	—	220
More than 10 years	—	1	—	1
Total	$1,412	$1,064	$1	$2,477
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

	Calculated increase (decrease)
	June 30, 2014		December 31, 2013
Changes in interest rates(1)	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points	$50	4.7%	$45	4.2%
+ 100 basis points	25	2.3	22	2.0
- 50 basis points	(7)	(0.6)	(6)	(0.6)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)	Under a shock scenario where interest rates increase 200 basis points immediately, net interest income is estimated to increase by approximately 8% at June 30, 2014.
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
Economic Value of Equity (EVE) Sensitivity
In addition to the Net Interest Income Sensitivity approach, our interest rate risk position is also evaluated using an Economic Value of Equity ("EVE") approach. The assessment of both short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches provides a more comprehensive analysis of interest rate risk exposure than Net Interest Income Sensitivity alone.

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

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile the dates indicated:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	June 30, 2014	December 31, 2013
- 100 basis points	(1.3)%	2.4%
+ 100 basis points	(3.2)	(4.8)
+ 200 basis points (1)	(8.4)	(11.0)
+ 300 basis points (2)	(14.3)	(17.5)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
Our EVE measures became slightly less liability sensitive during 2014 as a result of the combination of growth in variable rate commercial loans and longer duration funding in the form of brokered certificates of deposits and borrowings as compared to December 31, 2013.
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
We manage Operational Risk through our ERM framework and internal control processes. Within this framework, our business lines have direct and primary responsibility and accountability for accessing, identifying, controlling, and monitoring operational risks embedded in their business activities. Risk assessment and the regular monitoring of significant operating risks is performed by business units with oversight from Risk Management. Risk Management provides oversight and establishes internal policies and reviews procedures to assist business unit’s assessment, monitoring and mitigation of operational risks. In addition, we are continuing to invest in risk management systems and technology to support our businesses. The Operational Risk Committee, a senior management committee, provides oversight to the operational risk management process. The most significant operational risks we face are reported and reviewed by the ERMC and the Board Risk Committee. In addition, Risk Management is responsible for establishing compliance and operational risk program standards and policies, and works with the business unit to perform risk assessments on the business lines' controls to ensure adherence to laws and regulations.
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
As of June 30, 2014, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
In preparation for the implementation of the proposed regulatory capital rule revisions issued by the Federal Reserve pursuant to the Basel III framework, which was approved July 2013, and becomes effective for us in January 2015, we have analyzed the impact of the finalized requirements. Based on our preliminary interpretation of the rules and our planned reduction of asset-backed securities and collateralized loan obligations that will be subject to significant risk weighting increases under Basel III, we estimated that our reported Tier 1 common ratio, on a fully phased in basis, would be five to ten basis points lower than our current level under the new capital rules. We are confident in our ability to meet the minimum capital ratios plus the capital conservation buffer upon implementation of the revised requirements.
During the first six months of 2014, our stockholders’ equity increased $85 million as our net income of $133 million and $18 million of unrealized gains on our available for sale investment securities were partially offset by $56 million, or $0.16 per share, in common stock dividends and $15 million in preferred stock dividends. Our tangible common equity ratio was 6.13% at June 30, 2014 and 6.02% at December 31, 2013.
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

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at June 30, 2014 are presented in the following table:

	Actual		Minimum amount to be well-capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$2,614	7.33%	$1,783	5.00%
Tier 1 risk-based capital	2,614	9.57	1,639	6.00
Total risk-based capital	3,150	11.53	2,732	10.00
First Niagara Bank, N.A.:
Leverage ratio	$2,776	7.79%	$1,782	5.00%
Tier 1 risk-based capital	2,776	10.18	1,636	6.00
Total risk-based capital	3,013	11.05	2,727	10.00
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
Pending FASB Rule Proposals
The FASB currently has two projects underway that could have a meaningful impact on bank financial statements and capital levels. The first project, which addresses the amount and timing of loss recognition for loans and investment securities, would generally result in an increase in overall allowance levels and lower capital levels. This project has been exposed for public comment three times since 2010. The most recent exposure draft did not contain an effective date, and the FASB has not indicated when they expect to issue a final standard or the final effective date.
The second project relates to leases and requires an operating lease to be recognized on the balance sheet as a "right to use" asset and as a corresponding liability representing the obligation to pay rent. This project would result in an increase to assets and liabilities recognized and therefore increase risk-weighted assets for regulatory capital purposes. This project has been exposed for public comment twice since 2010. The most recent exposure draft did not contain an effective date, and the FASB has not indicated when they expect to issue a final standard or the final effective date.

We are evaluating the projects as proposed and the possible range of impacts and will determine any impact of these projects to capital or future earnings once the final rules are issued.

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in millions, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$557	$463
Investment securities:
Available for sale, at fair value (amortized cost of $6,544 and $7,319 in 2014 and 2013; includes pledged securities that can be sold or repledged of $327 and $303 in 2014 and 2013)	6,684	7,423
Held to maturity, at amortized cost (fair value of $4,830 and $3,988 in 2014 and 2013; includes pledged securities that can be sold or repledged of $398 and $388 in 2014 and 2013)	4,834	4,042
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	434	469
Loans held for sale	45	50
Loans and leases (net of allowance for loan losses of $224 and $209 in 2014 and 2013)	22,122	21,230
Bank owned life insurance	420	415
Premises and equipment, net	404	418
Goodwill	2,449	2,449
Core deposit and other intangibles, net	80	94
Other assets	595	574
Total assets	$38,625	$37,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,445	$26,665
Short-term borrowings	4,890	4,822
Long-term borrowings	733	734
Other	478	414
Total liabilities	33,546	32,635
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2014 and 2013	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2014 and 2013	4	4
Additional paid-in capital	4,225	4,235
Retained earnings	590	536
Accumulated other comprehensive income	81	62
Common stock held by employee stock ownership plan, 1,912,403 and 2,001,373 shares in 2014 and 2013	(16)	(17)
Treasury stock, at cost, 10,518,849 and 12,060,739 shares in 2014 and 2013	(143)	(165)
Total stockholders’ equity	5,079	4,993
Total liabilities and stockholders’ equity	$38,625	$37,628
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Loans and leases	$210	$210	$420	$417
Investment securities and other	92	88	182	177
Total interest income	302	298	602	594
Interest expense:
Deposits	13	13	25	27
Borrowings	17	16	34	31
Total interest expense	30	29	59	58
Net interest income	272	269	543	536
Provision for credit losses	23	25	48	45
Net interest income after provision for credit losses	249	244	495	490
Noninterest income:
Deposit service charges	24	26	47	51
Insurance commissions	17	18	33	34
Merchant and card fees	13	12	24	24
Wealth management services	16	15	32	28
Mortgage banking	5	7	9	13
Capital markets income	3	5	7	11
Lending and leasing	5	5	9	8
Bank owned life insurance	3	3	9	7
Other income	(5)	4	(12)	8
Total noninterest income	81	96	158	185
Noninterest expense:
Salaries and employee benefits	118	116	236	232
Occupancy and equipment	29	29	56	57
Technology and communications	31	30	61	57
Marketing and advertising	8	5	16	10
Professional services	13	10	25	19
Amortization of intangibles	7	11	14	25
Federal deposit insurance premiums	10	9	19	18
Restructuring charges	—	—	10	—
Other expense	29	25	55	55
Total noninterest expense	244	235	493	473
Income before income taxes	86	105	160	202
Income taxes	12	33	26	64
Net income	74	71	133	138
Preferred stock dividend	8	8	15	15
Net income available to common stockholders	$66	$64	$118	$123
Earnings per share:
Basic	$0.19	$0.18	$0.34	$0.35
Diluted	$0.19	$0.18	$0.33	$0.35
Weighted average common shares outstanding:
Basic	350	350	350	349
Diluted	352	350	351	350
Dividends per common share	$0.08	$0.08	$0.16	$0.16
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$74	$71	$133	$138
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains (losses) arising during the year	14	(77)	22	(89)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the year	—	—	—	(34)
Net unrealized gains (losses) on securities available for sale	14	(77)	22	(123)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains on securities transferred during the year	—	—	—	34
Less: amortization of net unrealized holding gains to income during the year	(2)	(5)	(4)	(6)
Net unrealized holding (losses) gains on securities transferred during the year	(2)	(5)	(4)	28
Total other comprehensive income (loss)	12	(82)	19	(94)
Total comprehensive income (loss)	$86	$(11)	$152	$44
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2014	$338	$4	$4,235	$536	$62	$(17)	$(165)	$4,993
Net income	—	—	—	133	—	—	—	133
Total other comprehensive income, net	—	—	—	—	19	—	—	19
ESOP shares committed to be released (88,970 shares)	—	—	—	—	—	1	—	1
Stock-based compensation activity (1,541,890 shares)	—	—	(10)	(8)	—	—	22	4
Preferred stock dividends	—	—	—	(15)	—	—	—	(15)
Common stock dividends of $.16 per share	—	—	—	(56)	—	—	—	(56)
Balances at June 30, 2014	$338	$4	$4,225	$590	$81	$(16)	$(143)	$5,079
Balances at January 1, 2013	$338	$4	$4,231	$399	$157	$(18)	$(184)	$4,927
Net Income	—	—	—	138	—	—	—	138
Total other comprehensive loss, net	—	—	—	—	(94)	—	—	(94)
ESOP shares committed to be released (88,970 shares)	—	—	—	—	—	1	—	1
Stock-based compensation activity (1,311,171 shares)	—	—	(1)	(15)	—	—	19	3
Preferred stock dividends	—	—	—	(15)	—	—	—	(15)
Common stock dividends of $.16 per share	—	—	—	(56)	—	—	—	(56)
Balances at June 30, 2013	$338	$4	$4,230	$451	$63	$(17)	$(165)	$4,903
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$133	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	22	24
Provision for credit losses	48	45
Depreciation of premises and equipment	28	27
Amortization of intangibles	14	25
Origination of loans held for sale	(278)	(806)
Proceeds from sales of loans held for sale	291	852
ESOP and stock based-compensation expense	7	5
Deferred income tax (benefit) expense	2	(7)
Other, net	19	94
Net cash provided by operating activities	285	399
Cash flows from investing activities:
Proceeds from sales of securities available for sale	128	357
Proceeds from maturities of securities available for sale	210	104
Principal payments received on securities available for sale	481	776
Purchases of securities available for sale	(54)	(1,165)
Principal payments received on securities held to maturity	334	428
Purchases of securities held to maturity	(1,133)	—
Proceeds from maturities of securities held to maturity	5	—
Proceeds from sales of (payments for purchases of) Federal Home Loan Bank and Federal Reserve Bank common stock	35	(9)
Net increase in loans and leases	(925)	(854)
Purchases of premises and equipment	(21)	(35)
Other, net	(26)	(1)
Net cash used in investing activities	(967)	(398)
Cash flows from financing activities:
Net increase (decrease) in deposits	781	(522)
Proceeds from short-term borrowings, net	68	715
Repayments of long-term borrowings	(1)	(1)
Dividends paid on noncumulative preferred stock	(15)	(15)
Dividends paid on common stock	(56)	(56)
Other, net	—	(1)
Net cash provided by financing activities	776	120
Net increase in cash and cash equivalents	94	121
Cash and cash equivalents at beginning of period	463	431
Cash and cash equivalents at end of period	$557	$552

Supplemental disclosures
Cash paid during the period for:
Income taxes	$36	$5
Interest expense	60	62
Other noncash activity:
Securities available for sale purchased not settled	10	184
Securities held to maturity purchased not settled	4	—
Securities transferred from available for sale to held to maturity (at fair value)	—	3,001
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. Results for the six months ended June 30, 2014 do not necessarily reflect the results that may be expected for the year ending December 31, 2014. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

Note 1. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$488	$13	$—	$501
U.S. Treasury	20	—	—	20
U.S. government sponsored enterprises	201	6	—	207
Corporate	833	27	(4)	856
Total debt securities	1,543	46	(4)	1,584
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	38	1	(1)	37
Federal National Mortgage Association	113	6	—	119
Federal Home Loan Mortgage Corporation	133	6	—	138
Collateralized mortgage obligations:
Federal National Mortgage Association	754	1	(20)	734
Federal Home Loan Mortgage Corporation	377	—	(8)	370
Non-agency issued	9	—	—	10
Total collateralized mortgage obligations	1,141	1	(28)	1,114
Total residential mortgage-backed securities	1,425	13	(30)	1,409
Commercial mortgage-backed securities, non-agency issued	1,586	73	—	1,659
Total mortgage-backed securities	3,011	87	(30)	3,068
Collateralized loan obligations, non-agency issued	1,247	30	(1)	1,276
Asset-backed securities collateralized by:
Student loans	263	9	—	272
Credit cards	72	1	—	73
Auto loans	246	3	—	249
Other	138	1	—	139
Total asset-backed securities	719	14	(1)	733
Other	23	—	—	23
Total securities available for sale	$6,544	$176	$(36)	$6,684
Investment securities held to maturity:
Debt securities, U.S. government agencies	$35	$—	$—	$35
Residential mortgage-backed securities:
Government National Mortgage Association	15	—	—	15
Federal National Mortgage Association	132	1	(1)	131
Federal Home Loan Mortgage Corporation	73	1	—	73
Collateralized mortgage obligations:
Government National Mortgage Association	1,924	27	(6)	1,945
Federal National Mortgage Association	1,394	3	(28)	1,368
Federal Home Loan Mortgage Corporation	1,262	20	(20)	1,261
Total collateralized mortgage obligations	4,579	49	(54)	4,575
Total residential mortgage-backed securities	4,799	50	(55)	4,795
Total securities held to maturity	$4,834	$51	$(55)	$4,830

	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$516	$14	$—	$529
U.S. Treasury	20	—	—	20
U.S. government sponsored enterprises	306	7	(1)	312
Corporate	863	19	(11)	872
Total debt securities	1,705	40	(12)	1,734
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	41	1	(2)	40
Federal National Mortgage Association	134	5	—	139
Federal Home Loan Mortgage Corporation	154	5	—	159
Collateralized mortgage obligations:
Federal National Mortgage Association	797	—	(36)	761
Federal Home Loan Mortgage Corporation	396	—	(17)	379
Non-agency issued	12	1	—	13
Total collateralized mortgage obligations	1,205	1	(54)	1,152
Total residential mortgage-backed securities	1,534	12	(56)	1,490
Commercial mortgage-backed securities, non-agency issued	1,759	74	(2)	1,831
Total mortgage-backed securities	3,294	85	(58)	3,321
Collateralized loan obligations, non-agency issued	1,392	40	(2)	1,431
Asset-backed securities collateralized by:
Student loans	306	6	—	312
Credit cards	73	—	(1)	73
Auto loans	331	4	—	335
Other	186	1	(1)	186
Total asset-backed securities	896	11	(2)	905
Other	33	1	—	33
Total securities available for sale	$7,319	$178	$(74)	$7,423
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	$—	$5
Residential mortgage-backed securities:
Government National Mortgage Association	17	—	—	17
Federal National Mortgage Association	146	—	(3)	143
Federal Home Loan Mortgage Corporation	81	—	(1)	81
Collateralized mortgage obligations:
Government National Mortgage Association	1,713	26	(12)	1,727
Federal National Mortgage Association	1,074	—	(47)	1,027
Federal Home Loan Mortgage Corporation	1,007	12	(30)	989
Total collateralized mortgage obligations	3,793	39	(90)	3,742
Total residential mortgage-backed securities	4,037	40	(94)	3,983
Total securities held to maturity	$4,042	$40	$(94)	$3,988

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
June 30, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$11	$—	18	$2	$—	8	$13	$—	26
U.S. government sponsored enterprises	1	—	2	42	—	4	43	—	6
Corporate	31	—	7	116	(3)	75	147	(4)	82
Total debt securities	43	—	27	160	(4)	87	203	(4)	114
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(1)	5	19	(1)	5
Collateralized mortgage obligations:
Federal National Mortgage Association	155	(1)	10	525	(19)	30	680	(20)	40
Federal Home Loan Mortgage Corporation	101	(1)	5	254	(7)	13	355	(8)	18
Non-agency issued	1	—	4	—	—	—	1	—	4
Total collateralized mortgage obligations	257	(3)	19	779	(26)	43	1,035	(28)	62
Total residential mortgage-backed securities	257	(3)	19	798	(27)	48	1,054	(30)	67
Commercial mortgage-backed securities, non-agency issued	25	—	3	24	—	3	50	—	6
Total mortgage-backed securities	282	(3)	22	822	(27)	51	1,104	(30)	73
Collateralized loan obligations, non-agency issued	254	(1)	32	57	—	7	311	(1)	39
Asset-backed securities collateralized by:
Student loans	19	—	2	4	—	2	23	—	4
Credit card	—	—	—	8	—	1	8	—	1
Auto loans	2	—	1	—	—	—	2	—	1
Other	—	—	—	53	—	5	53	—	5
Total asset-backed securities	21	—	3	65	(1)	8	86	(1)	11
Other	—	—	—	22	—	5	22	—	5
Total securities available for sale in an unrealized loss position	$600	$(4)	84	$1,126	$(32)	158	$1,726	$(36)	242

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
June 30, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$10	$—	1	$—	$—	—	$10	$—	1
Residential mortgage-backed securities:
Government National Mortgage Association	2	—	1	3	—	2	4	—	3
Federal National Mortgage Association	7	—	2	71	(1)	16	78	(1)	18
Federal Home Loan Mortgage Corporation	2	—	1	23	—	6	25	—	7
Collateralized mortgage obligations:
Government National Mortgage Association	544	(5)	57	32	(1)	7	576	(6)	64
Federal National Mortgage Association	297	(2)	23	678	(26)	35	975	(28)	58
Federal Home Loan Mortgage Corporation	212	(2)	16	450	(18)	24	662	(20)	40
Total collateralized mortgage obligations	1,052	(8)	96	1,160	(45)	66	2,212	(54)	162
Total residential mortgage-backed securities	1,063	(8)	100	1,257	(46)	90	2,320	(55)	190
Total securities held to maturity in an unrealized loss position	$1,073	$(8)	101	$1,257	$(46)	90	$2,330	$(55)	191

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$13	$—	25	$3	$—	7	$16	$—	32
U.S. government sponsored enterprises	71	(1)	11	2	—	2	73	(1)	13
Corporate	232	(8)	165	74	(2)	23	306	(11)	188
Total debt securities	315	(9)	201	79	(2)	32	394	(12)	233
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(2)	6	19	(2)	6
Federal National Mortgage Association	—	—	3	—	—	3	1	—	6
Collateralized mortgage obligations:
Federal National Mortgage Association	744	(36)	41	—	—	—	744	(36)	41
Federal Home Loan Mortgage Corporation	361	(17)	19	—	—	—	361	(17)	19
Non-agency issued	1	—	3	—	—	—	1	—	3
Total collateralized mortgage obligations	1,106	(54)	63	—	—	—	1,106	(54)	63
Total residential mortgage-backed securities	1,106	(54)	66	19	(2)	9	1,125	(56)	75
Commercial mortgage-backed securities, non-agency issued	158	(2)	15	12	—	3	170	(2)	18
Total mortgage-backed securities	1,264	(56)	81	32	(2)	12	1,296	(58)	93
Collateralized loan obligations, non-agency issued	261	(2)	28	3	—	1	264	(2)	29
Asset-backed securities collateralized by:
Student loans	67	—	8	—	—	—	67	—	8
Credit card	36	(1)	4	—	—	—	36	(1)	4
Auto loans	25	—	5	—	—	—	25	—	5
Other	72	(1)	11	—	—	—	72	(1)	11
Total asset-backed securities	200	(2)	28	—	—	—	200	(2)	28
Other	14	—	3	8	—	2	22	—	5
Total securities available for sale in an unrealized loss position	$2,054	$(69)	341	$122	$(5)	47	$2,176	$(74)	388

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	1	$—	$—	—	$5	$—	1
Residential mortgage-backed securities:
Government National Mortgage Association	11	—	4	—	—	—	11	—	4
Federal National Mortgage Association	119	(3)	30	—	—	—	119	(3)	30
Federal Home Loan Mortgage Corporation	59	(1)	15	—	—	—	59	(1)	15
Collateralized mortgage obligations:
Government National Mortgage Association	520	(12)	58	—	—	—	520	(12)	58
Federal National Mortgage Association	1,011	(47)	59	—	—	—	1,011	(47)	59
Federal Home Loan Mortgage Corporation	629	(30)	35	22	(1)	1	652	(30)	36
Total collateralized mortgage obligations	2,160	(89)	152	22	(1)	1	2,182	(90)	153
Total residential mortgage-backed securities	2,348	(94)	201	22	(1)	1	2,371	(94)	202
Total securities held to maturity in an unrealized loss position	$2,353	$(94)	202	$22	$(1)	1	$2,376	$(94)	203
We have assessed the securities in an unrealized gain position at June 30, 2014 and an unrealized loss position at December 31, 2013 and determined that the declines in fair value below amortized cost were temporary.

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

Scheduled contractual maturities of our investment securities at June 30, 2014 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$130	$131
After one year through five years	825	851
After five years through ten years	599	613
After ten years	25	25
Total debt securities	1,578	1,619
Mortgage-backed securities	7,811	7,863
Collateralized loan obligations	1,247	1,276
Asset-backed securities	719	733
Other	23	23
	$11,378	$11,514
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio increased to 3.7 years at June 30, 2014 from 3.5 years at December 31, 2013.
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
Our loans and leases receivable consisted of the following at the dates indicated:

	June 30, 2014			December 31, 2013
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$5,634	$1,207	$6,841	$5,527	$1,387	$6,914
Construction	1,098	2	1,100	828	36	864
Business	5,348	394	5,742	4,876	414	5,290
Total commercial	12,079	1,603	13,683	11,231	1,838	13,068
Consumer:
Residential real estate	1,947	1,412	3,358	1,902	1,546	3,448
Home equity	1,701	1,135	2,835	1,618	1,134	2,752
Indirect auto	1,872	—	1,872	1,544	—	1,544
Credit cards	312	—	312	325	—	325
Other consumer	286	—	286	302	—	302
Total consumer	6,117	2,546	8,663	5,691	2,680	8,371
Total loans and leases	18,196	4,150	22,346	16,922	4,517	21,440
Allowance for loan losses	(220)	(4)	(224)	(205)	(4)	(209)
Total loans and leases, net	$17,977	$4,146	$22,122	$16,717	$4,514	$21,230

As of June 30, 2014 and December 31, 2013, we had a liability for unfunded loan commitments of $14 million and $13 million, respectively. For the six months ended June 30, 2014 and 2013, we recognized provision for credit losses related to our unfunded loan commitments of $1 million.
Of the $2.8 billion home equity portfolio at both June 30, 2014 and December 31, 2013, $1.1 billion and $1.0 billion were in a first lien position at June 30, 2014 and December 31, 2013, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of June 30, 2014 and December 31, 2013.

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
The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at the dates indicated:

	June 30, 2014	December 31, 2013
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$15	$18
Carrying amount	9	12
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	2,903	3,301
Carrying amount	2,844	3,233
Other acquired loans
Outstanding principal balance	1,338	1,321
Carrying amount	1,296	1,273
Total acquired loans
Outstanding principal balance	4,256	4,640
Carrying amount	4,150	4,517
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2013	$(1,057)
Net reclassifications from nonaccretable yield	(15)
Accretion	199
Other (1)	22
Balance at December 31, 2013	(851)
Reclassifications from nonaccretable yield	(4)
Accretion	73
Other (1)	55
Balance at June 30, 2014	$(727)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
During the six months ended June 30, 2014 and 2013, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances.  The increase in prepayment speed assumptions reduced our accretable discount by $55 million and $22 million, respectively.  These changes did not materially impact our interest income or net interest margin.

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
Beginning in the second quarter of 2014, we raised our threshold for evaluating commercial loans individually for impairment from $200 thousand to $1 million. Impaired loans to commercial borrowers with outstandings less than $1 million are pooled and measured for impairment collectively. Additionally, all loans modified in a troubled debt restructuring ("TDR"), regardless of dollar size, are considered impaired. The impact of this change to our allowance for loan losses was not significant. This change is being implemented on a prospective basis, accordingly, prior period financial disclosures have not been revised.
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	10	14	—	4	6	6	3	43
Charge-offs	(6)	(13)	(1)	(2)	(4)	(7)	(4)	(36)
Recoveries	3	2	—	—	1	1	1	7
Balance at end of period	$54	$124	$2	$9	$12	$13	$5	$220
Allowance for loan losses:
Individually evaluated for impairment	$2	$2	$1	$3	$—	$—	$—	$8
Collectively evaluated for impairment	52	122	1	7	12	13	5	212
Total	$54	$124	$2	$9	$12	$13	$5	$220
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$63	$59	$21	$7	$2	$—	$2	$155
Collectively evaluated for impairment	6,668	5,288	1,926	1,694	1,869	312	284	18,041
Total	$6,732	$5,348	$1,947	$1,701	$1,872	$312	$286	$18,196
Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	9	19	(1)	2	4	6	4	43
Charge-offs	(4)	(13)	(1)	(2)	(1)	(1)	(3)	(25)
Recoveries	1	1	—	—	—	—	1	4
Balance at end of period	$43	$107	$3	$6	$6	$13	$6	$182
Allowance for loan losses:
Individually evaluated for impairment	$5	$4	$1	$2	$—	$—	$—	$12
Collectively evaluated for impairment	39	102	2	4	6	13	6	171
Total	$43	$107	$3	$6	$6	$13	$6	$182
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$94	$62	$21	$6	$—	$—	$3	$186
Collectively evaluated for impairment	5,616	4,533	1,764	1,411	1,050	303	239	14,917
Total	$5,710	$4,595	$1,785	$1,417	$1,050	$303	$242	$15,102

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$44	$127	$2	$8	$11	$13	$5	$211
Provision for loan losses	15	(2)	—	2	2	3	1	22
Charge-offs	(5)	(3)	—	(1)	(2)	(3)	(2)	(16)
Recoveries	—	1	—	—	—	1	—	3
Balance at end of period	$54	$124	$2	$9	$12	$13	$5	$220
Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$41	$97	$4	$6	$5	$12	$5	$171
Provision for loan losses	4	16	(1)	—	2	1	2	24
Charge-offs	(2)	(8)	—	(1)	(1)	—	(1)	(14)
Recoveries	1	1	—	—	—	—	—	2
Balance at end of period	$43	$107	$3	$6	$6	$13	$6	$182

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	—	3	—	—	4
Charge-offs	(1)	—	—	(3)	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	4
Total	$—	$—	$1	$3	$—	$—	$4
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$6	$—	$4	$—	$—	$9
Collectively evaluated for impairment	—	302	—	985	—	—	1,287
Loans acquired with deteriorated credit quality	1,209	86	1,412	146	—	—	2,853
Total	$1,209	$394	$1,412	$1,135	$—	$—	$4,150
Six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	2	—	—	—	—	—	2
Charge-offs	(2)	—	—	—	—	—	(2)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$1	$1
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	1	1
Total	$—	$—	$—	$—	$—	$1	$1
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$1	$7	$—	$3	$—	$—	$11
Collectively evaluated for impairment	—	379	—	996	—	11	1,386
Loans acquired with deteriorated credit quality	1,771	184	1,773	255	—	60	4,044
Total	$1,772	$570	$1,773	$1,254	$—	$71	$5,441

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	—	—	—	—	—	—	—
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$1
Provision for loan losses	1	—	—	—	—	—	1
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$1	$1
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	June 30, 2014			December 31, 2013
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$56	$—	$56	$53	$1	$54
Business	33	10	43	42	9	51
Total commercial	89	10	99	95	10	105
Consumer:
Residential real estate	34	—	34	31	—	31
Home equity	19	22	42	18	20	39
Indirect auto	10	—	10	6	—	6
Other consumer	5	—	5	6	—	6
Total consumer	68	22	90	62	20	82
Total	$157	$32	$189	$157	$30	$188
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$2	$2	$4	$4

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 75% and 69% of the loans’ contractual principal balance at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014			December 31, 2013
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$26	$43	$—	$48	$63	$—
Business	19	37	—	55	84	—
Total commercial	45	80	—	103	146	—
Consumer:
Residential real estate	14	15	—	12	12	—
Home equity	2	3	—	4	5	—
Indirect auto	2	3	—	1	1	—
Other consumer	2	2	—	1	1	—
Total consumer	21	24	—	18	20	—
Total	$66	$104	$—	$121	$166	$—
With a related allowance recorded:
Commercial:
Real estate	$38	$39	$2	$24	$35	$4
Business	40	41	2	4	6	2
Total commercial	78	79	4	28	41	5
Consumer:
Residential real estate	7	7	1	8	9	1
Home equity	4	5	3	4	5	3
Indirect auto	—	—	—	1	1	—
Other consumer	—	—	—	1	1	—
Total consumer	11	12	4	14	16	4
Total	$89	$92	$8	$42	$57	$9
Total
Commercial:
Real estate	$63	$82	$2	$72	$97	$4
Business	59	78	2	59	90	2
Total commercial	123	160	4	131	187	5
Consumer:
Residential real estate	21	23	1	20	21	1
Home equity	7	8	3	8	10	3
Indirect auto	2	3	—	1	2	—
Other consumer	2	3	—	3	3	—
Total consumer	32	36	4	32	36	4
Total	$155	$196	$8	$163	$222	$9

The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	June 30, 2014			December 31, 2013
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$1	$4	$—
Business	6	6	—	7	8	—
Total commercial	6	6	—	8	12	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	4	5	—	1	2	—
Other consumer	—	—	—	—	—	—
Total consumer	4	5	—	1	2	—
Total(1)	$9	$11	$—	$10	$14	$—

(1)	Includes nonaccrual purchased credit impaired loans.

The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	2014		2013
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Six months ended June 30,
Commercial:
Real estate	$62	$1	$94	$1
Business	47	1	62	—
Total commercial	109	1	156	1
Consumer:
Residential real estate	21	—	21	—
Home equity	7	—	6	—
Indirect auto	2	—	—	—
Other consumer	3	—	3	—
Total consumer	33	—	30	—
Total	$141	$1	$186	$1
Three months ended June 30,
Commercial:
Real estate	$62	$—	$85	$—
Business	57	—	65	—
Total commercial	119	1	150	1
Consumer:
Residential real estate	21	—	20	—
Home equity	6	—	6	—
Indirect auto	2	—	—	—
Other consumer	2	—	2	—
Total consumer	31	—	29	—
Total	$150	$1	$178	$1

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	2014		2013
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Six months ended June 30,
Commercial:
Real estate	$—	$—	$1	$—
Business	5	—	7	—
Total commercial	5	—	8	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	3	—
Other consumer	—	—	—	—
Total consumer	4	—	3	—
Total(1)	$9	$—	$11	$—
Three months ended June 30,
Commercial:
Real estate	$—	$—	$1	$—
Business	7	—	7	—
Total commercial	7	—	8	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	3	—
Other consumer	—	—	—	—
Total consumer	4	—	3	—
Total(1)	$10	$—	$12	$—

(1)	Includes nonaccrual purchased credit impaired loans.
Period end nonaccrual loans differed from the amount of total impaired loans as certain TDRs, which are considered impaired loans, were accruing interest because the borrower demonstrated its ability to satisfy the terms of the restructured loan for at least six consecutive payments. Also contributing to the difference are nonaccrual commercial loans less than $1 million and nonaccrual consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses.

The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
June 30, 2014
Nonaccrual loans	$99	$90	$189
Plus: Accruing TDRs	73	7	80
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(43)	(62)	(105)
Total impaired loans(1)	$128	$36	$164
December 31, 2013:
Nonaccrual loans	$105	$82	$188
Plus: Accruing TDRs	45	8	52
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11)	(57)	(67)
Total impaired loans(1)	$139	$33	$172

(1)	Includes nonaccrual purchased credit impaired loans.
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.
The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
June 30, 2014
Originated loans
Commercial:
Real estate	$13	$5	$33	$51	$6,680	$6,732	$—
Business	11	3	12	26	5,321	5,348	1
Total commercial	25	8	44	77	12,002	12,079	1
Consumer:
Residential real estate	4	1	22	27	1,920	1,947	—
Home equity	3	2	13	18	1,683	1,701	—
Indirect auto	14	3	4	21	1,851	1,872	—
Credit cards	2	1	2	5	306	312	2
Other consumer	3	1	2	7	280	286	—
Total consumer	27	7	44	78	6,039	6,117	2
Total	$51	$16	$88	$155	$18,041	$18,196	$4
Acquired loans
Commercial:
Real estate	$4	$5	$36	$45	$1,164	$1,209	$36
Business	3	2	9	15	380	394	5
Total commercial	8	7	45	60	1,544	1,603	41

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
Consumer:
Residential real estate	13	7	63	82	1,329	1,412	63
Home equity	6	3	22	31	1,104	1,135	6
Total consumer	19	10	84	113	2,433	2,546	68
Total	$26	$17	$130	$173	$3,976	$4,150	$109
December 31, 2013
Originated loans
Commercial:
Real estate	$5	$2	$27	$34	$6,321	$6,354	$—
Business	4	3	20	28	4,849	4,876	—
Total commercial	9	5	47	61	11,169	11,231	—
Consumer:
Residential real estate	6	2	21	30	1,872	1,902	—
Home equity	3	2	12	17	1,601	1,618	—
Indirect auto	12	2	3	18	1,526	1,544	—
Credit cards	2	1	3	6	319	325	3
Other consumer	3	1	3	7	295	302	—
Total consumer	27	9	43	79	5,613	5,691	3
Total	$36	$15	$90	$140	$16,782	$16,922	$3
Acquired loans
Commercial:
Real estate	$8	$8	$37	$52	$1,371	$1,423	$36
Business	2	1	8	11	403	414	5
Total commercial	10	8	45	63	1,774	1,838	41
Consumer:
Residential real estate	19	11	64	94	1,452	1,546	64
Home equity	7	4	20	31	1,103	1,134	5
Total consumer	26	15	84	125	2,555	2,680	70
Total	$35	$23	$130	$188	$4,330	$4,517	$110

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
June 30, 2014
Originated loans:
Pass	$6,384	$4,978	$11,361	94.1%
Criticized:(1)
Accrual	292	337	629	5.2
Nonaccrual	56	33	89	0.7
Total criticized	348	370	718	5.9
Total	$6,732	$5,348	$12,079	100.0%
Acquired loans:
Pass	$1,071	$339	$1,410	88.0%
Criticized:(1)
Accrual	138	45	183	11.4
Nonaccrual	—	10	10	0.6
Total criticized	138	55	193	12.0
Total	$1,209	$394	$1,603	100.0%
December 31, 2013
Originated loans:
Pass	$6,028	$4,590	$10,618	94.6%
Criticized:(1)
Accrual	273	244	517	4.6
Nonaccrual	53	42	95	0.8
Total criticized	327	286	612	5.4
Total	$6,354	$4,876	$11,231	100.0%
Acquired loans:
Pass	$1,260	$359	$1,619	88.2%
Criticized:(1)
Accrual	162	46	208	11.3
Nonaccrual	1	9	10	0.5
Total criticized	163	55	218	11.8
Total	$1,423	$414	$1,838	100.0%

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

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Indirect auto	Credit cards	Other consumer	Total	Percent of total
June 30, 2014
Originated loans by refreshed FICO score:
Over 700	$1,696	$1,402	$1,279	$216	$169	$4,762	77.8%
660-700	118	167	324	51	47	707	11.6
620-660	59	67	154	23	25	328	5.4
580-620	30	30	59	10	13	142	2.3
Less than 580	35	33	55	8	14	145	2.4
No score(1)	9	3	—	4	18	33	0.4
Total	$1,947	$1,701	$1,872	$312	$286	$6,117	100.0%
Acquired loans by refreshed FICO score:
Over 700	$975	$882	$—	$—	$—	$1,857	72.9%
660-700	106	95	—	—	—	202	7.9
620-660	64	55	—	—	—	119	4.7
580-620	50	45	—	—	—	95	3.7
Less than 580	71	39	—	—	—	109	4.3
No score(1)	145	19	—	—	—	164	6.5
Total	$1,412	$1,135	$—	$—	$—	$2,546	100.0%
December 31, 2013
Originated loans by refreshed FICO score:
Over 700	$1,609	$1,327	$993	$223	$173	$4,324	76.0%
660-700	128	158	304	53	53	696	12.2
620-660	56	69	149	25	28	328	5.8
580-620	32	30	55	12	14	142	2.5
Less than 580	38	30	43	8	15	135	2.4
No score(1)	39	3	—	4	20	66	1.1
Total	$1,902	$1,618	$1,544	$325	$302	$5,691	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,074	$874	$—	$—	$—	$1,948	72.7%
660-700	115	103	—	—	—	218	8.1
620-660	61	57	—	—	—	119	4.4
580-620	57	39	—	—	—	95	3.6
Less than 580	75	40	—	—	—	114	4.3
No score(1)	164	21	—	—	—	185	6.9
Total	$1,546	$1,134	$—	$—	$—	$2,680	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at the dates indicated:

	June 30, 2014	December 31, 2013
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$80	$52
Nonaccrual	56	56
Total troubled debt restructurings (1)	$136	$108

(1)	Includes 82 and 40 acquired loans that were restructured with a recorded investment of $4 million and $1 million at June 30, 2014 and December 31, 2013, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Six months ended June 30, 2014
Commercial:
Commercial real estate
Extension of term	5	$14	$1	$—
Extension of term and rate reduction	3	1	—	—
Commercial business
Extension of term	6	27	6	1
Extension of term and rate reduction	2	—	—	—
Total commercial	16	42	7	1
Consumer:
Residential real estate
Extension of term	3	—	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	7	1	—	—
Extension of term and rate reduction	4	—	—	—
Chapter 7 bankruptcy	12	1	—	—
Home equity
Extension of term	1	—	—	—
Deferral of principal and extension of term	2	—	—	—
Extension of term and rate reduction	5	—	—	—
Chapter 7 Bankruptcy	59	2	—	—
Indirect auto
Chapter 7 Bankruptcy	157	2	—	—
Other consumer
Chapter 7 Bankruptcy	26	—	—	—
Total consumer	278	8	—	—
Total	294	$50	$7	$2

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Six months ended June 30, 2013
Commercial:
Commercial real estate
Extension of term	4	$6	$—	$1
Deferral of principal	1	8	—	—
Extension of term and rate reduction	6	16	1	—
Commercial business
Extension of term	4	7	1	—
Extension of term and rate reduction	1	—	—	—
Total commercial	16	37	3	1
Consumer:
Residential real estate
Extension of term	1	—	—	—
Rate reduction	3	—	—	—
Deferral of principal and extension of term	2	—
Extension of term and rate reduction	6	2	—	—
Chapter 7 Bankruptcy	8	—	—	—
Home equity
Rate reduction	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	33	1	—	—
Indirect auto
Chapter 7 Bankruptcy	45	1	—	—
Other consumer
Chapter 7 Bankruptcy	27	1	—	—
Total consumer	127	5	—	—
Total	143	$42	$3	$1

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended June 30, 2014
Commercial:
Commercial real estate
Extension of term	5	$14	$1	$—
Extension of term and rate reduction	2	1	—	—
Commercial business
Extension of term	4	24	5	1
Extension of term and rate reduction	2	—	—	—
Total commercial	13	39	6	1
Consumer:
Residential real estate
Extension of term	1	—	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	6	1	—	—

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Chapter 7 Bankruptcy	4	—	—	—
Home equity
Extension of term	1	—	—	—
Extension of term and rate reduction	5	—	—	—
Chapter 7 Bankruptcy	26	1	—	—
Indirect Auto
Chapter 7 Bankruptcy	71	1	—	—
Other consumer
Chapter 7 Bankruptcy	26	—	—	—
Total consumer	142	4	—	—
Total	155	$43	$6	$1
Three months ended June 30, 2013
Commercial:
Commercial real estate
Deferral of principal	1	$8	$—	$—
Extension of term and rate reduction	5	11	1	—
Commercial business
Extension of term and rate reduction	1	—	—	—
Total commercial	7	19	1	—
Consumer:
Residential real estate
Rate reduction	1	—	—	—
Deferral of principal and extension of term	2	—	—	—
Extension of term and rate reduction	4	1	—	—
Chapter 7 Bankruptcy	6	—	—	—
Home equity
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	26	1	—	—
Indirect auto
Chapter 7 Bankruptcy	37	1	—	—
Other Consumer
Chapter 7 Bankruptcy	13	1	—	—
Total consumer	90	3	—	—
Total	97	$23	$1	$—

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was not significant for the six months ended June 30, 2014 and 2013.

Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	June 30,
	2014	2013
Mortgages serviced for others	$3,735	$3,386
Mortgage servicing asset recorded for loans serviced for others, net	36	31
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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
June 30, 2014
Derivatives designated as hedging instruments:
Interest rate swap agreements	$5	$—	$30	$1
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,281	75	3,298	75
Total derivatives	$3,286	$75	$3,328	$77
December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements	$22	$—	$13	$1
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,092	76	3,094	76
Total derivatives	$3,114	$76	$3,107	$77

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.
Some of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position of $65 million and $49 million at June 30, 2014 and December 31, 2013, respectively. We offset $75 million and $76 million of liabilities with $10 million and $27 million of assets in our Consolidated Statement of Financial Condition at June 30, 2014 and December 31, 2013, respectively, related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $95 million and $43 million at June 30, 2014 and December 31, 2013, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant for the six months ended June 30, 2014 and 2013.
Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At June 30, 2014, we did not have any derivatives classified as cash flow hedges. At June 30, 2014, there was a $5 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.
The following table presents certain information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated. The amount of gain on our cash flow hedging relationships recognized in other comprehensive income was not significant for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,				Six months ended June 30,
Cash Flow Hedges	2014		2013		2014		2013
Interest rate swap agreements:
Amount of (loss) on derivatives reclassified from other comprehensive income to income	$—	(1)	$—	(1)	$(1)	(1)	$(1)	(1)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $4 million and $10 million for the six months ended June 30, 2014 and 2013, respectively, included in Capital Markets income in our Consolidated Statements of Income.

Note 4. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$66	$64	$118	$123
Less income allocable to unvested restricted stock awards	1	—	1	1
Net income allocable to common stockholders	$66	$63	$117	$123
Weighted average common shares outstanding:
Total shares issued	366	366	366	366
Unallocated employee stock ownership plan shares	(2)	(2)	(2)	(2)
Unvested restricted stock awards	(3)	(2)	(2)	(2)
Treasury shares	(11)	(12)	(12)	(13)
Total basic weighted average common shares outstanding	350	350	350	349
Effect of dilutive stock-based awards	1	1	1	1
Total diluted weighted average common shares outstanding	352	350	351	350
Basic earnings per common share	$0.19	$0.18	$0.34	$0.35
Diluted earnings per common share	$0.19	$0.18	$0.33	$0.35
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	12	12	11	12

Note 5. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	Pretax	Income taxes	Net		Pretax	Income taxes	Net
2014
Securities available for sale:
Net unrealized holding gains arising during the year	$22	$9	$14		$36	$14	$22
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the year	(3)	(1)	(2)	(1)	(7)	(3)	(4)	(1)
Total other comprehensive income	$19	$7	$12		$31	$12	$19

2013
Securities available for sale:
Net unrealized holding losses arising during the year	$(126)	$(49)	$(77)		$(144)	$(55)	$(89)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	—	—	—		(55)	(21)	(34)
Net unrealized losses on securities available for sale	(126)	(49)	(77)		(199)	(76)	(123)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the period	—	—	—		55	21	34
Less: amortization of net unrealized holding gains to income during the year	(8)	(3)	(5)	(1)	(9)	(4)	(6)	(1)
Net unrealized holding (losses) gains on securities transferred during the year	(8)	(3)	(5)		46	17	28
Total other comprehensive loss	$(134)	$(52)	$(82)		$(153)	$(59)	$(94)

(1)	Included in Interest income on investment securities and other in our Consolidated Statement of Income.

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains (losses) on securities transferred from available for sale to held to maturity	Unrealized loss on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2014	$64	$20	$(6)	$(16)	$62
Period change, net of tax	22	(4)	—	—	19
Balance, June 30, 2014	$86	$16	$(5)	$(16)	$81
Balance, January 1, 2013	$207	$(2)	$(6)	$(41)	$157
Period change, net of tax	(123)	28	—	—	(94)
Balance, June 30, 2013	$84	$26	$(6)	$(41)	$63
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of June 30, 2014, none of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”
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
There were no loans held for sale for which we elected the fair value option that were nonaccrual or 90 or more days past due as of June 30, 2014 or December 31, 2013. The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	June 30, 2014	December 31, 2013
Fair value carrying amount	$40	$50
Aggregate unpaid principal balance	39	49
Fair value carrying amount less aggregate unpaid principal balance	$1	$1
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
June 30, 2014
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$501	$—	$501	$—
U.S. Treasury	20	20	—	—
U.S. government sponsored enterprises	207	—	207	—
Corporate	856	—	852	4
Total debt securities	1,584	20	1,559	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	37	—	37	—
Federal National Mortgage Association	119	—	119	—
Federal Home Loan Mortgage Corporation	138	—	138	—
Collateralized mortgage obligations:
Federal National Mortgage Association	734	—	734	—
Federal Home Loan Mortgage Corporation	370	—	370	—
Non-agency issued	10	—	10	—
Total collateralized mortgage obligations	1,114	—	1,114	—
Total residential mortgage-backed securities	1,409	—	1,409	—
Commercial mortgage-backed securities, non-agency issued	1,659	—	1,659	—
Total mortgage-backed securities	3,068	—	3,068	—
Collateralized loan obligations, non-agency issued	1,276	—	1,276	—
Asset-backed securities collateralized by:
Student loans	272	—	272	—
Credit cards	73	—	73	—
Auto loans	249	—	249	—
Other	139	—	139	—
Total asset-backed securities	733	—	733	—
Other	23	23	1	—
Total securities available for sale	6,684	43	6,637	4
Loans held for sale (1)	40	—	40	—
Derivatives	64	—	64	—
Total assets	$6,788	$43	$6,741	$4
Liabilities:
Derivatives	$66	$—	$66	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$529	$—	$529	$—
U.S. Treasury	20	20	—	—
U.S. government sponsored enterprises	312	—	312	—
Corporate	872	—	868	4
Total debt securities	1,734	20	1,709	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	40	—	40	—
Federal National Mortgage Association	139	—	139	—
Federal Home Loan Mortgage Corporation	159	—	159	—
Collateralized mortgage obligations:
Federal National Mortgage Association	761	—	761	—
Federal Home Loan Mortgage Corporation	379	—	379	—
Non-agency issued	13	—	13	—
Total collateralized mortgage obligations	1,152	—	1,152	—
Total residential mortgage-backed securities	1,490	—	1,490	—
Commercial mortgage-backed securities, non-agency issued	1,831	—	1,831	—
Total mortgage-backed securities	3,321	—	3,321	—
Collateralized loan obligations, non-agency issued	1,431	—	1,431	—
Asset-backed securities collateralized by:
Student loans	312	—	312	—
Credit cards	73	—	73	—
Auto loans	335	—	335	—
Other	186	—	186	—
Total asset-backed securities	905	—	905	—
Other	33	22	10	—
Total securities available for sale	7,423	43	7,376	4
Loans held for sale (1)	50	—	50	—
Derivatives	49	—	49	—
Total assets	$7,522	$43	$7,476	$4
Liabilities:
Derivatives	$50	$—	$50	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Six months ended June 30, 2014
Collateral dependent impaired loans	$9	$—	$8	$1	$(1)
Six months ended June 30, 2013
Collateral dependent impaired loans	$42	$—	$34	$8	$(4)
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
During the six months ended June 30, 2014, we recorded an increase of $1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $9 million at June 30, 2014, which is included in our provision for credit losses. During the six months ended June 30, 2013 we recorded an increase of $4 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $42 million at June 30, 2013, which is included in our provision for credit losses.

Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Six months ended June 30,
	2014	2013
	Trust preferred securities	Trust preferred securities	Collateralized loan obligations	Total
Balance at beginning of period	$4	$14	$1,545	$1,559
Purchases	—	—	73	73
Settlements	—	(9)	(94)	(103)
Gains included in other comprehensive income	—	1	10	11
Losses included in earnings	—	(1)	—	(1)
Balance at end of period	$4	$6	$1,534	$1,540
Due to the lack of observable market data, we have classified our trust preferred securities, which are included in corporate debt securities, in Level 3 of the fair value hierarchy.
Our collateralized loan obligations ("CLOs") are securitized products where payments from multiple middle sized and large business loans are pooled together and passed on to different classes of owners in various tranches. In 2013, the markets for such securities were generally characterized by low trading volumes and wide bid-ask spreads, all driven by more limited market participants. Although estimated prices were generally obtained for such securities, the level of market observable assumptions used was limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. At June 30, 2013, our CLOs were classified in level 3 of the fair value hierarchy as fair values utilized significant unobservable inputs because observable market data was not available to incorporate into the pricing. The securities were valued either by a third party specialist using a discounted cash flow approach and proprietary pricing model or internally using similarly developed models. The models considered estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types. During the fourth quarter of 2013, we transferred our CLOs from level 3 to level 2 of the fair value hierarchy based on increased trading activity and price transparency.
As of June 30, 2014 and December 31, 2013, the fair values of our trust preferred securities are based upon third party pricing without adjustment.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	June 30, 2014				December 31, 2013
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$557	$557	1		$463	$463	1
Investment securities available for sale	6,684	6,684	1,2,3	(1)	7,423	7,423	1,2,3	(1)
Investment securities held to maturity	4,834	4,830	2		4,042	3,988	2
Federal Home Loan Bank and Federal Reserve Bank common stock	434	434	2		469	469	2
Loans held for sale	45	45	2		50	50	2
Loans and leases, net	22,122	22,555	2,3	(2)	21,230	21,774	2,3	(2)
Derivatives	64	64	2		49	49	2
Accrued interest receivable	102	102	2		103	103	2
Financial liabilities:
Deposits	$27,445	$27,461	2		$26,665	$26,695	2
Borrowings	5,624	5,692	2		5,556	5,599	2
Derivatives	66	66	2		50	50	2
Accrued interest payable	11	11	2		10	10	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $8 million and $20 million of collateral dependent impaired loans without significant adjustments made to appraised values at June 30, 2014 and December 31, 2013, respectively. All other loans and leases are classified as level 3.

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
Selected financial information for our segments follows for the periods indicated:

	Banking	Financial services	Consolidated total
Three months ended June 30, 2014
Net interest income	$272	$—	$272
Provision for credit losses	23	—	23
Net interest income after provision for credit losses	249	—	249
Noninterest income	64	17	81
Amortization of intangibles	6	1	7
Other noninterest expense	223	14	237
Income before income taxes	83	2	86
Income tax expense	11	1	12
Net income	$72	$1	$74
Three months ended June 30, 2013
Net interest income	$269	$—	$269
Provision for credit losses	25	—	25
Net interest income after provision for credit losses	244	—	244
Noninterest income	78	18	96
Amortization of intangibles	10	1	11
Other noninterest expense	211	13	224
Income before income taxes	101	4	105
Income tax expense	32	1	33
Net income	$69	$2	$71
Six months ended June 30, 2014
Net interest income	$543	$—	$543
Provision for credit losses	48	—	48
Net interest income after provision for credit losses	495	—	495
Noninterest income	125	33	158
Amortization of intangibles	13	1	14
Other noninterest expense	450	28	479
Income before income taxes	156	3	160
Income tax expense	25	1	26
Net income	$131	$2	$133
Six months ended June 30, 2013
Net interest income	$536	$—	$536
Provision for credit losses	45	—	45
Net interest income after provision for credit losses	490	—	490
Noninterest income	151	34	185
Amortization of intangibles	23	2	25
Other noninterest expense	422	26	448
Income before income taxes	196	6	202
Income tax expense	61	2	64
Net income	$134	$4	$138

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2014 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2014.
During the quarter ended June 30, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial position or liquidity.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2013 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the second quarter of 2014.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)Not applicable.
(b)Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: July 31, 2014	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2014	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)