Form 10-Q
period 2014-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2014-11-10
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of November 7, 2014, there were issued and outstanding 355,335,491 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2014

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
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At September 30, 2014, we had $38 billion in assets, $28 billion in deposits, and 411 full-service branch locations across New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
In January 2014, we announced a Strategic Investment Plan that represents a pivot in our strategic imperatives by choosing to collectively accelerate certain investments in our business. At the end of our planned three to four year investment period, our objective is to be better positioned to i) deliver greater fee generation and revenue capabilities; ii) improve operating leverage by lowering integration costs of new systems and our overall cost to serve; iii) address growing industry wide regulatory imperatives such as cybersecurity; and iv) improve our overall financial returns. The total cash spend for these investments is currently estimated at between $200 million and $250 million. Our Board of Directors has formed a Technology Committee to assist the Board of Directors in overseeing the planning and execution of our strategic investment in major technology projects; reviewing and approving major financial commitments related to the Strategic Investment Plan; from a technology perspective, monitoring how the Strategic Investment Plan competitively positions us in relation to our peers; and advising the Risk Committee of the Board of Directors on risk management associated with the Strategic Investment Plan and major technology vendor relationships.
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
BUSINESS AND INDUSTRY
We operate a multi-faceted regional bank that provides our customers with a full range of products and services. These include commercial real estate loans, including construction loans, commercial business loans and leases, residential real estate, home equity, indirect auto, credit cards, and other consumer loans, as well as retail and commercial deposit products and insurance services, which we offer through a wholly owned subsidiary of the Bank. We also provide wealth management products and services. Our business model has and will continue to evolve from our thrift roots to a relationship based community banking model that is supported by enhanced products and services that better serve our customer needs.
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
The Federal Reserve implements national monetary policies (with objectives of maximum employment, stable prices and moderate long-term interest rates) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, by varying the target federal funds and discount rates and by varying the supply of money. The actions of the Federal Reserve in these areas influence the growth of our loans, investments, and deposits, and also affect interest rates that we earn on interest-earning assets and that we pay on interest-bearing liabilities in order to better position our overall interest rate risk profile.
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
In June 2013, the Federal Reserve began discussing the tapering of the Quantitative Easing program. This discussion caused the yield curve to steepen appreciably, and slowed the refinancing market in our mortgage banking business. Subsequent to its December 2013 meeting, the Federal Reserve began tapering its monthly purchases of Treasury and agency mortgage-backed securities by $10 billion and has since discontinued the program. While the Federal Open Market Committee ("FOMC") voted to discontinue monthly bond purchases, they are increasingly divided on the timing of any increase to short-term interest rates. Certain Federal Reserve policy officials have expressed growing concern that maintaining an accommodative monetary policy for longer will lead to inflation exceeding the Federal Reserve’s 2% inflation target and accordingly, the timing of the first increase to short-term interest rates should be early 2015. This view is currently offset by other FOMC members, including Federal Reserve Chair, Janet Yellen, who believe the accommodative policy needs to be maintained and that the Federal Reserve would continue to hold interest rates low until the outlook for the labor market and the general economy improve, including higher overall wages and fewer part time employees. Additionally, some market participants are expressing views that the Federal Funds terminal rate will be 2% lower than historic levels of 4% to 5%, which would impact the steepness of the yield curve in a normalized interest rate environment if correct. Further, depositor behavior is also subject to much debate regarding the pace and timing of deposits flowing out of the banking system.
In September, the Federal Reserve released its mechanisms for how they will raise interest rates when the decision is made to do so and include, in addition to conventional measures such as increases to the Federal Funds Rate, new tools such as paying interest on excess reserves and the use of reverse repurchase agreements. The timing and use of these tools may affect the direction and impact of short-term rate increases.
Based on the September 17, 2014 FOMC Meeting Statement and Economic Projections, the market developed a more clear expectation that rates would rise beginning in mid-2015, with the 10 year rate reaching 2.63%. However, the minutes released by the Federal Reserve in early October were interpreted to indicate that rates may indeed rise later than mid-2015, which caused rates to decrease significantly, with the 10 year Treasury yield closing as low as 2.15%. We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable.
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
REGULATORY REFORM
Durbin Amendment
In July 2013, the U.S. District Court for the District of Columbia (the "District Court") issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning electronic debit card transaction fees and network exclusivity arrangements (i.e., routing for PIN and signature debit card transactions) (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act (the “Durbin Amendment”). The District Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule's maximum permissible fees of 21 cents per transaction were too high. In addition, the District Court held that Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. In September 2013, the District Court agreed to stay its ruling pending the Federal Reserve's expedited appeal to the District of Columbia Circuit Court of Appeals (“D.C. Circuit”). In January 2014, following receipt of appellate and amicus briefs in the case, a three-judge panel for the D.C. Circuit heard oral arguments in this case. In March 2014, the D.C. Circuit largely ruled in favor of the Federal Reserve's interpretation of the Durbin Amendment.  We will continue to monitor future developments. We recorded $21 million and $20 million of debit card interchange revenues for the nine months ended September 30, 2014 and 2013, respectively.
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
We have $1.1 billion of CLO investments at September 30, 2014 with a weighted average yield of 3.2% that could be impacted by this rule. These investments are further described under “Risk Management—Investment Securities Portfolio.” While we believe that it is unlikely that regulatory agencies will initiate any further changes in the Volcker Rule, we continue to evaluate structural solutions that we can apply to our CLO securities and monitor expected prepayments, refinancing and other solutions initiated by the asset managers of the CLO structure that we believe would make any remaining CLO securities compliant with the stated provisions of the final Volcker Rule.
Should we no longer be able to hold such securities, we could i) sell these securities expeditiously, and not be able to realize the value we might be able to realize with a normal market sale; ii) recognize all unrealized losses on such securities should we determine it is not more likely than not that we can hold any securities that have a fair value less than book value to a time when the fair value would be at least equal to its book value, which could be the security’s maturity; and iii) reinvest proceeds in other, likely lower yielding investments, which would reduce our revenues. Of the bonds that do not qualify for an exclusion for loan securitizations, at September 30, 2014, we had $99 million of CLO securities with fair values less than their book values, aggregating to a $0.7 million unrealized loss. We continue to believe it is more likely than not that we can hold any underwater bonds to recovery, which could be maturity as the Federal Reserve has extended the holding period to July 21, 2017 and we believe that expected prepayments, refinancing and other structural remedies would enable us to make any remaining CLO securities compliant with the stated ownership interest provisions of the final Volcker Rule and thus allow us to continue holding the bonds after the conformance period ends.
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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At September 30, 2014, the par value of our portfolio of residential mortgage-backed securities totaled $6.5 billion, which included $6.1 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.1 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.

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
Goodwill
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We do not amortize goodwill and we review it for impairment at our reporting unit level on an annual basis, and when events or changes in circumstances indicate that the carrying amounts may be impaired. At September 30, 2014 and December 31, 2013, our goodwill totaled $1.4 billion and $2.4 billion, respectively. Of this, approximately 95% and 97%, respectively, was allocated to our Banking reporting unit at September 30, 2014 and December 31, 2013.
For the period ending September 30, 2014, we concluded it was more likely than not that the fair value of our Banking reporting unit was less than its carrying value including goodwill, given our current expectations regarding the macroeconomic and industry environment, including our view of future interest rates and our current stock price range. Our analysis was conducted in accordance with prescribed accounting principles as set forth in our 2013 Annual Report on Form 10-K. Accordingly, we performed a “Step 1” review for possible goodwill impairment in advance of our annual impairment testing date. Determining the fair value of the Banking reporting unit as part of the Step 1 analysis involves significant judgment. For Step 1, we used a market approach to determine the fair value.
In our application of the market approach for our Banking reporting unit, we utilized a 35% control premium assumption based on our review of transactions observable in the market place that we determined were comparable plus the fair value of our outstanding preferred stock and applied market based multiples to the tangible book value and projected earnings of our Banking reporting unit. The projected earnings multiple used was 10x and was based on a stock price for assessment purposes of $7.37 per share and was applied to our projected 2014 and 2015 earnings. The tangible book value multiple used was 1.14x and was based on a $7.37 stock price and tangible book value at the assessment date.
Based on our review, we concluded that the carrying amount of the Banking reporting unit exceeded its estimated fair value and thus performed “Step 2.” For Step 2, we compared the implied fair value of the Banking reporting unit's goodwill with the carrying amount of the goodwill for the Banking reporting unit.
The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in the determination of the fair value of the assets and liabilities of the reporting units, and therefore directly impact the implied fair value of goodwill, as part of this Step 2 analysis. The most significant estimates involved related to our Banking reporting unit are the fair valuation of our loans and core deposit intangible asset. We determined the fair value of our loan portfolio by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value based on a market rate for similar loans. We estimated the value of the core deposit intangible asset using a discounted cash flow approach considering market comparable transactions. Both of these estimates are highly subjective and involve many judgments.
Based on our assessments under both Steps 1 and 2, we have recorded an impairment of our Banking reporting unit goodwill of $1.1 billion as of September 30, 2014. This amount differs from our previously disclosed, preliminary estimate of $800 million due to the finalization of both Step 1 and Step 2 of the goodwill impairment test, in particular a further decline in our stock price from the preliminary estimate.
Negative changes to the assumptions necessary for the determination of the significant estimates used in computing fair value of our Banking reporting unit would result in further impairment. A 5% reduction to the price of our common stock utilized in the impairment test would result in a further write down of the fair value of our Banking reporting unit by approximately $175 million. A five percentage point decline in the control premium assumption to 30% changes the overall fair value of our Banking reporting unit by approximately $130 million.

SELECTED QUARTERLY FINANCIAL DATA

	2014			2013
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
Selected financial condition data:	(in millions, except per share amounts)
Total assets	$37,966	$38,625	$37,990	$37,628	$37,341
Loans and leases, net	22,538	22,122	21,536	21,230	20,891
Investment securities:
Available for sale	6,198	6,684	7,060	7,423	7,610
Held to maturity	5,352	4,834	4,467	4,042	3,842
Goodwill and other intangibles	1,423	2,528	2,535	2,543	2,550
Deposits	27,670	27,445	27,598	26,665	26,969
Borrowings	5,662	5,624	4,871	5,556	4,902
Stockholders’ equity	$4,090	$5,079	$5,026	$4,993	$4,938
Common shares outstanding	355	355	354	354	354
Selected operations data:
Interest income	$304	$302	$300	$310	$307
Interest expense	31	30	29	30	29
Net interest income	273	272	271	280	278
Provision for credit losses	21	23	25	32	28
Net interest income after provision for credit losses	252	249	246	248	250
Noninterest income	75	81	77	89	91
Restructuring charges	2	—	10	—	—
Goodwill impairment	1,100	—	—	—	—
Deposit account remediation	45	—	—	—	—
Other noninterest expense	249	244	238	227	231
(Loss) income before income tax	(1,069)	86	74	110	110
Income tax expense (benefit)	(146)	12	14	33	31
Net (loss) income	(923)	74	59	78	79
Preferred stock dividend	8	8	8	8	8
Net (loss) income available to common stockholders	$(931)	$66	$52	$70	$72
Common stock and related per share data:
(Loss) earnings per common share:
Basic	$(2.66)	$0.19	$0.15	$0.20	$0.20
Diluted	(2.66)	0.19	0.15	0.20	0.20
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value(1)	10.71	13.53	13.40	13.31	13.15
Tangible book value per share(1)(2)	6.64	6.31	6.15	6.04	5.86
Market Price (NASDAQ: FNFG):
High	9.05	9.61	10.65	11.34	11.02
Low	8.32	8.27	8.19	10.14	9.78
Close	8.33	8.74	9.45	10.62	10.37

(1)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

	2014			2013
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
	(dollars in millions)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	(9.49)%	0.77%	0.64%	0.82%	0.85%
Common equity:
Return on average common equity	(77.58)	5.62	4.48	5.99	6.18
Return on average tangible common equity(2)	(164.48)	12.10	9.76	13.25	13.92
Total equity:
Return on average equity	(71.85)	5.84	4.79	6.18	6.37
Return on average tangible equity(2)	(141.80)	11.68	9.66	12.64	13.20
Net interest rate spread	3.13	3.18	3.25	3.33	3.32
Net interest rate margin	3.21	3.26	3.33	3.41	3.40
Efficiency ratio(3)	400.6	69.2	71.6	61.5	62.7
Operating expenses as a percentage of average loans and deposits(4)	11.19	1.97	2.06	1.89	1.94
Effective tax rate (benefit)	(13.7)	14.0	19.6	29.7	28.2
Dividend payout ratio	N/M	42.11	53.33	40.00	40.00
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.76	11.53	11.60	11.53	11.40
Tier 1 risk-based capital	9.80	9.57	9.62	9.56	9.45
Tier 1 risk-based common capital(2)	8.17	7.92	7.92	7.86	7.72
Leverage ratio	7.32	7.33	7.28	7.26	7.14
Ratio of stockholders’ equity to total assets	10.77	13.15	13.23	13.27	13.22
Ratio of tangible common stockholders’ equity to tangible assets(2)	6.37%	6.13%	6.07%	6.02%	5.89%
Risk-weighted assets	$27,731	$27,314	$26,639	$26,412	$26,078
First Niagara Bank:
Total risk-based capital	11.28%	11.05%	11.08%	10.99%	10.89%
Tier 1 risk-based capital	10.39	10.18	10.22	10.15	10.08
Leverage ratio	7.76%	7.79%	7.74%	7.70%	7.61%
Risk-weighted assets	$27,689	$27,273	$26,597	$26,365	$26,037
Other data:
Number of full service branches	411	411	411	421	422
Full time equivalent employees	5,768	5,874	5,750	5,807	5,788

N/M    Not meaningful

(1)	Computed using daily averages. Annualized where appropriate.

(2)	This is a non-GAAP financial measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

GAAP to Non-GAAP Reconciliation
	2014			2013
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
	(in millions)
Computation of ending tangible assets:
Total assets	$37,966	$38,625	$37,990	$37,628	$37,341
Less: goodwill and other intangibles	(1,423)	(2,528)	(2,535)	(2,543)	(2,550)
Tangible assets	$36,543	$36,096	$35,455	$35,086	$34,791

Computation of ending tangible common equity:
Total stockholders' equity	$4,090	$5,079	$5,026	$4,993	$4,938
Less: goodwill and other intangibles	(1,423)	(2,528)	(2,535)	(2,543)	(2,550)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,328	$2,212	$2,153	$2,113	$2,050

Computation of average tangible equity:
Total stockholders' equity	$5,098	$5,065	$5,034	$4,984	$4,933
Less: goodwill and other intangibles	(2,515)	(2,532)	(2,539)	(2,546)	(2,554)
Tangible equity	$2,583	$2,533	$2,495	$2,438	$2,379

Computation of average tangible common equity:
Total stockholders' equity	$5,098	$5,065	$5,034	$4,984	$4,933
Less: goodwill and other intangibles	(2,515)	(2,532)	(2,539)	(2,546)	(2,554)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,245	$2,195	$2,157	$2,100	$2,041

Computation of Tier 1 common capital:
Tier 1 capital	$2,716	$2,614	$2,562	$2,526	$2,465
Less: qualifying restricted core capital elements	(114)	(113)	(113)	(113)	(113)
Less: perpetual non-cumulative preferred stock	(338)	(338)	(338)	(338)	(338)
Tier 1 common capital (Non-GAAP)	$2,265	$2,162	$2,111	$2,075	$2,014

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

	Three months ended			Nine months ended September 30,
	September 30,	June 30,	September 30,	2014	2013
(in millions, except per share data)	2014	2014	2013
Operating results (Non-GAAP):
Net interest income	$273	$272	$278	$816	$813
Provision for credit losses	21	23	28	69	73
Noninterest income	75	81	91	233	276
Noninterest expense	249	244	231	732	704
Income tax expense	7	12	31	36	95
Net operating income (Non-GAAP)	$71	$74	$79	$212	$218
Operating earnings per diluted share (Non-GAAP)	$0.18	$0.19	$0.20	$0.54	$0.55
Reconciliation of net operating income to net (loss) income	$71	$74	$79	$212	$218
Nonoperating expenses, net of tax at effective tax rate:
Restructuring charges ($2 million and $13 million pre-tax for the three and nine months ended September 30, 2014, respectively)	(2)	—	—	(10)	—
Goodwill impairment ($1.1 billion pre-tax)	(963)	—		(963)
Deposit account remediation ($45 million pre-tax)	(29)	—	—	(29)	—
Total nonoperating expenses, net of tax	(994)	—	—	(1,002)	—
Net (loss) income (GAAP)	$(923)	$74	$79	$(790)	$218
(Loss) earnings per diluted share (GAAP)	$(2.66)	$0.19	$0.20	$(2.32)	$0.55
On an operating (non-GAAP) basis, our third quarter results, adjusted to exclude a $1.1 billion non-cash goodwill impairment charge and a reserve to fund potential costs of a recently self-identified process issue related to certain customer deposit accounts, reflect continued balance sheet growth and consistent credit quality. Through the third quarter, we remained on target with the execution of our Strategic Investment Plan, which is primarily focused on enhancing our product, channel, and service offerings to enable us to provide greater levels of value for our consumer and business customers. Our goal is to provide a relevant and distinctive customer experience that will drive higher levels of customer satisfaction, deeper customer relationships, and increased long-term shareholder value. In the third quarter of 2014, average loans increased 9% annualized from the prior quarter led by 6% growth in average commercial loans and a 13% increase in average consumer loan balances.

In the third quarter of 2014, we established a $45 million reserve to fund the potential costs of a recently self-identified process issue related to certain customer deposit accounts. This reserve related to the process issue, which dates back to the Spring of 2012, represents our current estimate of our customer redress plan and other resolution costs. This process issue also lowered our third quarter noninterest income by approximately $4 million. The process issue was not related to any of our recent acquisitions nor was it related to information security or data breaches.
We continue to work with internal and external constituencies to remediate this matter expeditiously. Until we complete the research and work with our regulators to resolve the process issue, our redress plan and estimates could change.
In the third quarter of 2014, our strong credit quality improved further with the net charge-off ratio on originated loans declining to 0.27%, down three basis points from the low levels in the prior quarter. Higher than normal expenses, which are not expected to continue, included a valuation write-down of a real estate property, costs incurred to protect our customers following the Home Depot data security breach, and higher state franchise taxes and totaled approximately $7 million. These higher than expected expenses were offset by a lower than expected tax rate in the third quarter.
Comparison to Prior Quarter
Our third quarter 2014 GAAP net loss was $923 million, or $2.66 per diluted share, and included a pre-tax $1.1 billion goodwill impairment charge, a $45 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment. Excluding these charges, our non-GAAP operating net income was $71 million, or $0.18 per diluted share. In the second quarter of 2014, we reported GAAP net income of $74 million, or $0.19 per diluted share and there were no restructuring expenses.
Our third quarter 2014 net interest income increased $1 million from the prior quarter to $273 million. The benefits of a 4% annualized increase in average interest-earning assets, an additional day in the quarter, and income accretion from collateralized loan obligations prepayments were partially offset by a five basis points decrease in our taxable equivalent net interest rate margin to 3.21%. Growth in average interest earning assets reflected continued strong loan growth, particularly in commercial, home equity, and indirect auto loans. Average investment securities decreased modestly from the prior quarter. The five basis points decrease in net interest margin in the third quarter of 2014 reflected continued compression of commercial and consumer loan yields in the current low interest rate environment and to a lesser extent, the impact of one additional day in the quarter. Average commercial and consumer loan yields declined nine and seven basis points, respectively, from the prior quarter.
During the third quarter of 2014, balance sheet growth remained strong as average loans increased 9% annualized compared to the prior quarter. Average commercial business and real estate loans increased 6% annualized, while average consumer loans increased 13% annualized driven by continued increases in our indirect auto and home equity portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 7% annualized from the prior quarter and represent 37% of our average deposit balances at September 30, 2014, up from 36% at June 30, 2014. Average noninterest-bearing checking deposit balances increased 14% from the prior quarter, driven by seasonal increases in commercial deposits, while average interest-bearing checking deposits were unchanged from the prior quarter. Money market deposit balances decreased 4% reflecting normal seasonal trends in municipal deposit balances. Time deposits averaged $4.0 billion and were unchanged from the prior quarter. The average cost of interest-bearing deposits was unchanged from the prior quarter at 0.24%.
Our provision for credit losses totaled $21 million and $23 million for the three months ended September 30, 2014 and June 30, 2014, respectively. The provision for loan losses on originated loans totaled $20 million and $22 million for the third quarter and second quarter of 2014, respectively. The provision for loan losses on originated loans for the three months ended September 30, 2014 reflected $7 million to support organic loan growth and $13 million to cover net charge-offs during the quarter. Annualized net charge-offs equaled 0.27% of average originated loans, a three basis points decrease from 0.30% reported for the second quarter of 2014. At September 30, 2014, nonperforming originated loans comprised 0.91% of originated loans, a five basis points increase from the prior quarter.
The provision for losses on acquired loans totaled $1 million and $0.3 million in the third quarter and second quarter of 2014, respectively. Annualized net charge-offs equaled 0.05% of average acquired loans for the third quarter of 2014, compared to 0.06% for the second quarter of 2014.
Noninterest income decreased $5 million, or 7%, in the third quarter of 2014 compared to the second quarter of 2014. Excluding the process issue, fee income decreased from the prior quarter due primarily to lower mortgage banking revenues and other income, partially offset by higher insurance commissions. Other income for the quarters ended September 30, 2014 and June 30, 2014 included $7 million in amortization for historic tax credit investments, which was more than offset by lower tax expense. Noninterest expenses increased $1.2 billion from the second quarter of 2014. Excluding the $1.1 billion goodwill impairment charge, $45 million reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment, noninterest expenses increased $5 million. The increase was driven by $7 million of elevated charges related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America. These increases were partially offset by lower salaries and benefits as well as lower leasehold depreciation costs from elevated second quarter levels.
The provision for income taxes in the third quarter of 2014 was a benefit of $146 million, resulting in an effective tax rate benefit of 13.7%. The effective tax rate was 14.0% for the prior quarter, resulting in income tax expense of $12 million. The third quarter’s effective tax rate benefit reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible.  On a non-GAAP operating basis, the effective tax rate for the third quarter of 2014 was 9%, reflecting the benefit of previously disclosed tax strategies and other items.
Comparison to Prior Year Quarter
Our third quarter 2014 GAAP net loss was $923 million, or $2.66 per diluted share, and included a pre-tax $1.1 billion goodwill impairment charge, a $45 million reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment. Excluding these charges, our non-GAAP operating net income was $71 million, or $0.18 per diluted share. Our third quarter 2013 GAAP net income was $79 million, or $0.20 per diluted share.
Our third quarter of 2014 net interest income decreased $4 million, or 2%, from the third quarter of 2013. Our taxable equivalent net interest margin decreased nineteen basis points to 3.21% at September 30, 2014 from 3.40% in the third quarter of 2013. During the current quarter, yields on average interest-earning assets decreased eighteen basis points, compared to the same quarter in 2013, driven by lower yields across all loan portfolios with the exception of our other consumer portfolio. The cost of interest-bearing liabilities of 0.44% for the current quarter increased one basis point from the same quarter in 2013.
Average loans increased 8% for the quarter ended September 30, 2014 compared to the same quarter in 2013. Average commercial business and real estate loans increased 8% over the same quarter in 2013, with our commercial business portfolio increasing 10%. Average consumer loans increased 9%, primarily driven by growth in home equity and indirect auto loan balances, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 9% over the prior year and represent 37% of our average deposit balances, up from 35% a year ago. Average noninterest-bearing checking deposits increased an annualized 10% over the prior year. Average interest-

bearing checking balances increased $338 million, or 8%, for the quarter ended September 30, 2014 from the same quarter in the prior year. Average money market balances decreased 1% annualized compared to the prior year quarter while time deposits increased 4%. The average cost of interest-bearing deposits of 0.24% increased one basis point from the prior year quarter.
Our provision for credit losses totaled $21 million and $28 million for the three months ended September 30, 2014 and 2013, respectively. The provision for loan losses on originated loans decreased to $20 million in the third quarter of 2014 from $25 million in the same quarter in 2013. Nonperforming originated loans as a percentage of originated loans increased to 0.91% at September 30, 2014 from 0.89% at September 30, 2013. Annualized net charge-offs equaled 0.27% of average originated loans for the three months ended September 30, 2014 and 0.33% of average originated loans for the three months ended September 30, 2013.
The provision for losses on acquired loans totaled $1 million and $2 million in the third quarter of 2014 and 2013, respectively. Net charge-offs equaled 0.05% and 0.01% of average acquired loans for the quarters ended September 30, 2014 and 2013, respectively.
For the quarter ended September 30, 2014, noninterest income decreased $16 million, or 18%, from the same period in 2013. Excluding the process issue, fee income decreased from the prior year quarter due primarily to lower capital markets income and other income, partially offset by higher mortgage banking revenues. Other income for the quarter ended September 30, 2014 included $7 million in amortization for historic tax credit investments, which was more than offset by lower tax expense. Noninterest expenses increased $1.2 billion during the same period. Excluding the $1.1 billion goodwill impairment charge, $45 million reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment, noninterest expenses increased $18 million, or 8%. Expenses increased across all categories, except amortization of intangibles, and included elevated expenses related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America, all of which are included in other expense for the three months ended September 30, 2014.
The provision for income taxes in the third quarter of 2014 was a benefit of $146 million, resulting in an effective tax rate benefit of 13.7%. The effective tax rate was 28.2% for the same quarter in 2013, resulting in income tax expense of $31 million. The effective tax rate for the three months ended September 30, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business. The taxable reorganization and historic tax credits will benefit our effective tax rate through the fourth quarter of 2014.
Comparison to Prior Year to Date
Our GAAP net loss for the nine months ended September 30, 2014 was $790 million, or $2.32 per diluted share, and included a pre-tax $1.1 billion goodwill impairment charge, a $45 million reserve to address a process issue related to certain customer deposit accounts, and $13 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment. Excluding these charges, our non-GAAP operating net income was $212 million, or $0.54 per diluted share, for the nine months ended September 30, 2014. GAAP net income for the nine months ended September 30, 2013 was $218 million, or $0.55 per diluted share, and included a $6 million, or $0.01 per diluted share, charge related to two executive departures.
Our net interest income for the nine months ended September 30, 2014 increased $3 million from the nine months ended September 30, 2013 to $816 million and was driven by a 4% annualized increase in average interest-earning assets partially offset by a twelve basis points decrease in our taxable equivalent net interest rate margin to 3.27%. Growth in average interest-earning assets reflected continued strong loan growth partially offset by lower average investment securities. The twelve basis points decrease in net interest margin in 2014 reflected lower yields on our loans, partially offset by modestly higher yields on securities.

Average loan balances increased 8% for the nine months ended September 30, 2014 compared to the same period in 2013 and average commercial business and real estate loans increased 8%. Average consumer loans increased 9% driven by growth in home equity, indirect auto loan balances, and credit cards, partially offset by a decrease in residential real estate loans and other consumer loans.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 8% over the prior year and represent 36% of our average deposit balances, up from 34% a year ago. Average noninterest-bearing checking deposits increased an annualized 9% over the prior year. Average interest-bearing checking balances increased $336 million, or 8%, for the nine months ended September 30, 2014 from the same period in 2013. Average money market deposits decreased 3% annualized compared to the prior year. The average cost of interest-bearing deposits of 0.24% for the nine months ended September 30, 2014 was unchanged from the nine months ended September 30, 2013.
Our provision for credit losses totaled $69 million and $73 million for the nine months ended September 30, 2014 and 2013, respectively. The provision for loan losses on originated loans was $63 million and $68 million for the nine months ended September 30, 2014 and 2013. Nonperforming originated loans as a percentage of originated loans increased to 0.91% at September 30, 2014 from 0.89% at September 30, 2013. Annualized net charge-offs equaled 0.31% of average originated loans for the nine months ended September 30, 2014 and 2013.
The provision for losses on acquired loans totaled $5 million and $4 million for the first nine months of 2014 and 2013, respectively.
For the nine months ended September 30, 2014, noninterest income decreased $43 million, or 16%, from the same period in 2013. Revenues from deposit service charges, insurance commissions, mortgage banking revenues, capital markets income, and other income decreased from 2013. Other income for the nine months ended September 30, 2014 included $23 million in amortization for historic tax credit investments, which was more than offset by lower tax expense. Noninterest expenses increased $1.2 billion during the same period. Excluding the $1.1 billion goodwill impairment charge, $45 million reserve to address a process issue related to certain customer deposit accounts, and $13 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment, noninterest expenses increased $28 million, or 4%. We incurred higher expenses in all line items except amortization of intangibles during the nine months ended September 30, 2014 as compared to the same period in 2013, including elevated expenses related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America.
The provision for income taxes for the nine months ended September 30, 2014 was a benefit of $120 million, resulting in an effective tax rate benefit of 13.2%. The effective tax rate was 30.3% for the same period in 2013, resulting in income tax expense of $95 million. The effective tax rate for the nine months ended September 30, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business. The taxable reorganization and historic tax credits will benefit our effective tax rate through the fourth quarter of 2014.
Net Interest Income
Third quarter 2014 net interest income increased $1 million from the prior quarter to $273 million and was driven by a 4% annualized increase in total average interest-earning assets, which was partially offset by a five basis points decrease in the tax equivalent net interest margin to 3.21%. Growth in average earning assets reflected continued organic loan growth, partially offset by modestly lower investment securities balances as we paused our balance sheet rotation strategy in the first quarter of 2014.
The five basis points decrease in our tax equivalent net interest margin reflects continued compression of loan yields from prepayments and reinvestments at current market rates, particularly in our commercial real estate portfolio, which had a 12 basis point decrease compared to the prior quarter.  Additionally, in the third quarter of

2014, yields on our investment securities portfolio increased two basis points, with an increase in our other investment securities yields being mostly offset by decreases in both classes of mortgage-backed securities. Premium amortization on our residential mortgage-backed securities portfolio was $6.2 million, an increase of $1.2 million from the prior quarter. Premium amortization for the third quarter of 2014 included $0.9 million in retroactive adjustments to reflect faster expected prepayment speeds. No such adjustment was made in the second quarter of 2014.
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
In September, the Federal Reserve released its mechanisms for how they will raise interest rates when the decision is made to do so and include, in addition to conventional measures such as increases to the Federal Funds Rate, new tools such as paying interest on excess reserves and the use of reverse repurchase agreements. The timing and use of these tools may affect the direction and impact of short-term rate increases. We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	September 30, 2014		June 30, 2014
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,985	3.65%	$7,899	3.77%	$86	(0.12)%
Business	5,694	3.51	5,564	3.56	130	(0.05)
Total commercial lending	13,679	3.59	13,463	3.68	216	(0.09)
Consumer:
Residential real estate	3,351	3.77	3,361	3.80	(10)	(0.03)
Home equity	2,857	4.01	2,800	4.06	57	(0.05)
Indirect auto	1,978	2.84	1,750	2.85	228	(0.01)
Credit cards	313	11.44	308	11.44	5	—
Other consumer	287	8.54	291	8.53	(4)	0.01
Total consumer lending	8,786	4.06	8,510	4.13	276	(0.07)
Total loans	22,465	3.80	21,973	3.89	492	(0.09)
Residential mortgage-backed securities(3)	6,406	2.56	6,097	2.67	309	(0.11)
Commercial mortgage-backed securities(3)	1,564	3.32	1,608	3.45	(44)	(0.13)
Other investment securities(3)	3,854	4.06	4,159	3.69	(305)	0.37
Total investment securities	11,824	3.15	11,864	3.13	(40)	0.02
Money market and other investments	86	2.76	165	1.27	(79)	1.49
Total interest-earning assets	34,375	3.57%	34,002	3.62%	373	(0.05)%
Noninterest-earning assets(4)(5)	4,213		4,210		3
Total assets	$38,588		$38,212		$376
Interest-bearing liabilities:
Deposits
Savings deposits	$3,552	0.09%	$3,654	0.09%	$(102)	—%
Checking accounts	4,821	0.03	4,820	0.03	1	—
Money market deposits	9,882	0.23	9,971	0.22	(89)	0.01
Certificates of deposit	3,970	0.67	3,971	0.66	(1)	0.01
Total interest-bearing deposits	22,225	0.24	22,416	0.24	(191)	—
Borrowings
Short-term borrowings	4,737	0.43	4,410	0.43	327	—
Long-term borrowings	733	6.56	733	6.62	—	(0.06)
Total borrowings	5,470	1.25	5,143	1.31	327	(0.06)
Total interest-bearing liabilities	27,695	0.44%	27,559	0.44%	136	—%
Noninterest-bearing deposits	5,259		5,077		182
Other noninterest-bearing liabilities	536		511		25
Total liabilities	33,490		33,147		343
Stockholders’ equity(4)	5,098		5,065		33
Total liabilities and stockholders’ equity	$38,588		$38,212		$376
Net interest rate spread		3.13%		3.18%		(0.05)%
Net interest rate margin		3.21%		3.26%		(0.05)%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $278 million for the quarter ended September 30, 2014 increased by $1 million from the quarter ended June 30, 2014, reflecting the impact of one more day in the quarter. Overall, the yield on earning assets decreased five basis points quarter over quarter as a result of the combined effects of continued yield compression on our loan portfolio and higher premium amortization on our residential mortgage-backed securities, partially offset by an annualized 4% increase in average earning assets.
Our average balance of investment securities decreased quarter over quarter by $40 million. Yields on our investment securities portfolio increased two basis point primarily due to a 37 basis point increase on other investment securities being offset by higher premium amortization on residential mortgage-backed securities. The increase in yields on our other investment securities during the current quarter resulted from higher prepayments than in the prior quarter of CLOs that were purchased at a discount. We recognized $5.4 million, or $2.9 million more than the previous quarter, of interest income related to these prepayments. While such income from CLO payoffs benefit the quarter in which they are received, the long-term implication is that these assets had above market interest rates that are being replaced with other lower yielding assets. The current quarter included a $0.9 million retroactive adjustment to reflect faster prepayment speeds on our residential mortgage-backed securities. No such adjustment was made in the second quarter of 2014. The yield on new purchases of investment securities in the current quarter was approximately 2.5%, below the yield on the investment securities rolling off of our portfolio of 2.74%.
Overall, our loan growth was 9% annualized from the second quarter of 2014, as our average loan balances increased by $492 million. Commercial loan growth was $216 million over the prior quarter, or 6% annualized, as the pipeline remained stable throughout the third quarter of 2014. Indirect auto remained a source of growth contributing almost half of the average net loan growth this quarter. Our average indirect auto portfolio increased $228 million, as we originated $376 million in new loans during the third quarter of 2014. These increases were partially offset by a slight decrease in our residential real estate and other consumer portfolios. Loan yields declined nine basis points as commercial loan yields decreased by nine basis points and our consumer loan portfolio yields decreased by seven basis points.
Overall, gross commercial loan yields declined as a result of (i) new loan production being booked in a lower interest rate environment, and (ii) a shorter duration of our commercial loan portfolio.  The shorter duration resulted as a higher percentage of our new originations were variable rate, which was partially attributable to our customer derivatives capacity, which permits us to offer our customers seeking a longer term rate the flexibility to swap their variable loan obligation to a fixed rate. These variable rate originations replaced the repayment of fixed rate loans with higher rates.
Our average balances of interest bearing deposits decreased by $191 million while our average rate paid remained unchanged from the prior quarter. The decrease in our average balances was driven by seasonal decreases in our municipal money market and savings accounts.
Our average borrowings increased quarter over quarter by $327 million as we utilized wholesale funding in the current quarter to fund our balance sheet growth. This funding strategy also caused our cost of borrowings to decrease six basis points from the second quarter of 2014.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	September 30, 2014		September 30, 2013
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,985	3.65%	$7,551	4.16%	$434	(0.51)%
Business	5,694	3.51	5,163	3.64	531	(0.13)
Total commercial lending	13,679	3.59	12,714	3.95	965	(0.36)
Consumer:
Residential real estate	3,351	3.77	3,538	3.91	(187)	(0.14)
Home equity	2,857	4.01	2,683	4.17	174	(0.16)
Indirect auto	1,978	2.84	1,207	3.09	771	(0.25)
Credit cards	313	11.44	309	12.02	4	(0.58)
Other consumer	287	8.54	313	8.48	(26)	0.06
Total consumer lending	8,786	4.06	8,050	4.35	736	(0.29)
Total loans	22,465	3.80	20,764	4.14	1,701	(0.34)
Residential mortgage-backed securities(3)	6,406	2.56	5,515	2.68	891	(0.12)
Commercial mortgage-backed securities(3)	1,564	3.32	1,810	3.68	(246)	(0.36)
Other investment securities(3)	3,854	4.06	4,620	3.47	(766)	0.59
Total investment securities	11,824	3.15	11,945	3.14	(121)	0.01
Money market and other investments	86	2.76	157	2.27	(71)	0.49
Total interest-earning assets	34,375	3.57%	32,866	3.75%	1,509	(0.18)%
Noninterest-earning assets(4)(5)	4,213		4,227		(14)
Total assets	$38,588		$37,093		$1,495
Interest-bearing liabilities:
Deposits
Savings deposits	$3,552	0.09%	$3,793	0.09%	$(241)	—%
Checking accounts	4,821	0.03	4,483	0.04	338	(0.01)
Money market deposits	9,882	0.23	9,959	0.20	(77)	0.03
Certificates of deposit	3,970	0.67	3,824	0.69	146	(0.02)
Total interest-bearing deposits	22,225	0.24	22,059	0.23	166	0.01
Borrowings
Short-term borrowings	4,737	0.43	4,014	0.41	723	0.02
Long-term borrowings	733	6.56	733	6.55	—	0.01
Total borrowings	5,470	1.25	4,747	1.36	723	(0.11)
Total interest-bearing liabilities	27,695	0.44%	26,806	0.43%	889	0.01%
Noninterest-bearing deposits	5,259		4,787		472
Other noninterest-bearing liabilities	536		567		(31)
Total liabilities	33,490		32,160		1,330
Stockholders’ equity(4)	5,098		4,933		165
Total liabilities and stockholders’ equity	$38,588		$37,093		$1,495
Net interest rate spread		3.13%		3.32%		(0.19)%
Net interest rate margin		3.21%		3.40%		(0.19)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income decreased $4 million for the third quarter of 2014 compared to the third quarter of 2013 reflecting an increase in net-interest earning assets of $620 million and a decrease in our net interest margin of 19 basis points. The $1.5 billion increase in interest-earning assets reflects organic loan growth in our commercial and indirect auto portfolios. This was partially funded with cash flows from our investment securities portfolio during 2013. Over the same period, our average interest-bearing liabilities increased by $889 million, as we funded our balance sheet growth by strategically replacing certain money market and time deposits with lower costing brokered deposits and short-term borrowings. The 19 basis point decrease in our net interest margin resulted from the continued yield compression on our loan and securities portfolio brought on by prepayments and market pressures on interest rates.
The yield on our commercial real estate and commercial business loan portfolios decreased by 51 basis points and 13 basis points, respectively. Consumer loan yields dropped 29 basis points during the same period, driven primarily by a 25 basis points decline in indirect auto yields.
Our yields on interest-earning assets in the third quarter of 2014 decreased 18 basis points compared to the third quarter of 2013, while costs on interest-bearing liabilities increased one basis point, resulting in a 19 basis point decrease in our interest rate spread.

Comparison to Prior Year to Date
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Nine months ended September 30,				Increase (decrease)
	2014		2013
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,896	3.77%	$7,370	4.21%	$526	(0.44)%
Business	5,558	3.54	5,092	3.68	466	(0.14)
Total commercial lending	13,454	3.68	12,462	3.99	992	(0.31)
Consumer:
Residential real estate	3,376	3.82	3,599	3.95	(223)	(0.13)
Home equity	2,805	4.07	2,664	4.24	141	(0.17)
Indirect auto	1,782	2.87	950	3.17	832	(0.30)
Credit cards	312	11.50	305	11.14	7	0.36
Other consumer	292	8.57	318	8.36	(26)	0.21
Total consumer lending	8,567	4.15	7,836	4.42	731	(0.27)
Total loans	22,021	3.89	20,298	4.19	1,723	(0.30)
Residential mortgage-backed securities(3)	6,067	2.65	5,500	2.53	567	0.12
Commercial mortgage-backed securities(3)	1,623	3.35	1,868	3.63	(245)	(0.28)
Other investment securities(3)	4,131	3.76	4,758	3.34	(627)	0.42
Total investment securities	11,821	3.14	12,126	3.02	(305)	0.12
Money market and other investments	125	1.74	189	1.74	(64)	—
Total interest-earning assets	33,967	3.62%	32,613	3.74%	1,354	(0.12)%
Noninterest-earning assets(4)(5)	4,219		4,349		(130)
Total assets	$38,186		$36,962		$1,224
Interest-bearing liabilities:
Deposits
Savings deposits	$3,612	0.09%	$3,861	0.10%	$(249)	(0.01)%
Checking accounts	4,792	0.03	4,456	0.04	336	(0.01)
Money market deposits	9,913	0.22	10,257	0.21	(344)	0.01
Certificates of deposit	3,864	0.68	3,935	0.67	(71)	0.01
Total interest-bearing deposits	22,181	0.24	22,509	0.24	(328)	—
Borrowings
Short-term borrowings	4,597	0.43	3,570	0.41	1,027	0.02
Long-term borrowings	733	6.62	732	6.63	1	(0.01)
Total borrowings	5,330	1.28	4,302	1.46	1,028	(0.18)
Total interest-bearing liabilities	27,511	0.44%	26,811	0.44%	700	—%
Noninterest-bearing deposits	5,068		4,657		411
Other noninterest-bearing liabilities	541		534		7
Total liabilities	33,120		32,002		1,118
Stockholders’ equity(4)	5,066		4,960		106
Total liabilities and stockholders’ equity	$38,186		$36,962		$1,224
Net interest rate spread		3.18%		3.30%		(0.12)%
Net interest rate margin		3.27%		3.39%		(0.12)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income increased $4 million, or less than 1%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, reflecting an increase in net-interest earning assets of $654 million and a decrease in our net interest margin of twelve basis points. The $1.4 billion increase in interest-earning assets reflects the organic loan growth in our commercial and indirect auto portfolios. This was partially funded with cash flows from our investment securities portfolio during 2013. Over the same period our average interest bearing liabilities increased by $700 million, with a decrease in deposits caused by continued pricing actions being more than offset by increased short-term borrowings. The 12 basis point decrease in our net interest margin resulted from lower yields on our loans and was partially offset by higher yields on our investment securities in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
The yield on our commercial real estate and commercial business loan portfolios decreased by 44 basis points and 14 basis points, respectively. Consumer loan yields dropped 27 basis points during the same period, driven primarily by a 30 basis points decline in indirect auto yields.
The yield on our interest-earning assets in the nine months ended September 30, 2014 decreased 12 basis points compared to the nine months ended September 30, 2013, while costs on interest-bearing liabilities were flat, resulting in a 12 basis point decrease in our interest rate spread.
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

	Three months ended			Nine months ended September 30,
	September 30,	June 30,	September 30,	2014	2013
(in millions)	2014	2014	2013
Provision for originated loans	$20	$22	$25	$63	$68
Provision for acquired loans	1	—	2	5	4
Provision for unfunded commitments	—	—	—	1	1
Total	$21	$23	$28	$69	$73
The provision for credit losses of $21 million in the third quarter of 2014 reflects continued growth in our commercial and indirect auto portfolios, as well as the changing complexion of our portfolio as we increase our balances in healthcare and multifamily industries.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for loan losses related to originated loans amounted to $20 million, or 0.42% of average originated loans annualized, for the quarter ended September 30, 2014, compared to $22 million, or 0.50% of average originated loans annualized, for the quarter ended June 30, 2014 and $25 million, or 0.65% of average originated loans annualized for the quarter ended September 30, 2013. The current quarter provision included $7 million to support sequential originated loan growth and $13 million to cover net charge-offs during the quarter.

Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our provision related to our acquired loans for the third quarter of 2014 was $1 million, compared to less than $1 million for the second quarter of 2014 and $2 million for the third quarter of 2013.
The provision for credit losses included $0.4 million for unfunded loan commitments in the third quarter of 2014 as a result of the growth in our unfunded commitments. Our total unfunded commitments were $10.7 billion and $9.5 billion at September 30, 2014 and December 31, 2013, respectively. The liability for unfunded commitments is included in other liabilities in our Consolidated Statements of Condition and amounted to $15 million and $13 million at September 30, 2014 and December 31, 2013, respectively.
Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended			Nine months ended September 30,
(dollars in millions)	September 30, 2014	June 30, 2014	September 30, 2013	2014	2013
Deposit service charges	$20	$24	$27	$67	$78
Insurance commissions	18	17	18	51	52
Merchant and card fees	13	13	12	37	36
Wealth management services	15	16	15	47	43
Mortgage banking	4	5	2	13	16
Capital markets income	4	3	5	10	16
Lending and leasing	4	5	5	13	13
Bank owned life insurance	3	3	4	12	11
Other income	(7)	(5)	3	(18)	11
Total noninterest income	$75	$81	$91	$233	$276
Noninterest income as a percentage of net revenue	21.6%	22.9%	24.8%	22.2%	25.4%
Comparison to Prior Quarter
Third quarter 2014 noninterest income of $75 million decreased $5 million, or 7%, compared to the second quarter of 2014. Excluding the process issue, fee income decreased from the prior quarter due primarily to lower mortgage banking revenues and other income, partially offset by increases in insurance commissions and capital markets income.
Revenues from wealth management services decreased 4% as lower interest rates and an increased supply of attractively priced longer-tenure certificate of deposit products resulted in lower demand and margins on annuity products. The higher pricing on longer-term CDs and the decline in the 10 year Treasury rate resulted in lower pricing and commissions paid by annuity issuers. Mortgage banking revenues decreased 17% as a result of lower gains on sale revenues. While gain on sale margins were stable from the prior quarter, locked volumes declined by 4%. Closed volumes increased 30% from the second quarter to $356 million, with 75% of the volumes attributable to new home purchases. Lending and leasing revenues decreased 16% and lower investment gains during the third quarter of 2014 contributed to the 31% decrease in other income.
For the third quarter of 2014, insurance commissions increased 6%, from the second quarter of 2014 reflecting strong typical renewal activity and capital markets revenues increased 20% primarily as a result of higher syndication fee income.

Other income for the quarters ended September 30, 2014 and June 30, 2014 include $7 million in amortization for historic tax credit investments. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. This amortization and tax credits will continue through the fourth quarter of 2014.
Comparison to Prior Year Quarter
Third quarter of 2014 noninterest income of $75 million decreased $16 million, or 18%, compared to the third quarter of 2013, driven primarily by lower revenues from deposit service charges, capital markets income, lending and leasing, bank owned life insurance, and other income. These decreases were partially offset by higher merchant and card fees and mortgage banking revenues.
Revenues from deposit service charges decreased $7 million, of which $4 million was attributable to the process issue, and the 31% decrease in capital markets income resulted from lower derivatives income partially offset by higher syndication fees. Long-term fixed rate pricing and competitive terms in the market place, coupled with the impact of the Dodd-Frank Act, has resulted in diminished customer demand for interest rate derivatives. Lending and leasing revenues decreased 20% while the $9 million decrease in other income was primarily due to $7 million of amortization of historic tax credit investments in the current year quarter, which was offset by a related reduction in income tax expense associated with these investments.
Mortgage banking revenues improved $2 million from the prior year quarter as a result of higher gain on sale margins.
Comparison to Prior Year to Date
Noninterest income decreased $43 million to $233 million for the nine months ended September 30, 2014 from $276 million for the nine months ended September 30, 2013 and primarily stemmed from $23 million in amortization for certain historic tax credit investments and lower deposit service charges, of which $4 million was attributable to the process issue. Additionally, we experienced decreases in insurance commissions, mortgage banking revenues, capital markets income, and other income. Higher revenues from merchant and card fees, wealth management services, and bank owned life insurance partially offset these decreases.
Lower policy renewals resulted in a 1% decrease in insurance commissions and a reduction in mortgage sales volumes and compressed gain on sale margins contributed to the 17% decrease in mortgage banking revenues. The 38% decrease in capital markets income was driven by lower derivative fee income partially offset by modestly higher syndication fees. Long-term fixed rate pricing and competitive terms in the market place, coupled with the impact of the Dodd-Frank Act, has resulted in diminished customer demand for interest rate derivatives. The $29 million decrease in other income was primarily comprised of $23 million in amortization for certain historic tax credit investments and lower investment income. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense.
Merchant and card fees increased 3% during the nine months ended September 30, 2014 from the same period in 2013, stemming from higher debit card revenues and volume driven interchange fees. Wealth management services income increased $4 million, or 9%, for the nine months ended September 30, 2014 from the same period in 2013 driven growth in annuity sales resulting from favorable spreads between time deposits and fixed annuity rates. Bank owned life insurance income increased 11% as a result of benefits received on two insurance claims in the first quarter of 2014.

Noninterest Expense
The following table presents our noninterest expenses for the periods indicated:

	Three months ended			Nine months ended September 30,
(dollars in millions)	September 30, 2014	June 30, 2014	September 30, 2013	2014	2013
Salaries and benefits	$116	$118	$115	$352	$347
Occupancy and equipment	27	29	27	84	83
Technology and communications	31	31	29	93	86
Marketing and advertising	8	8	6	24	16
Professional services	14	13	10	39	29
Amortization of intangibles	7	7	8	21	33
FDIC premiums	10	10	9	28	28
Restructuring charges	2	—	—	13	—
Goodwill impairment	1,100	—	—	1,100	—
Deposit account remediation	45	—	—	45	—
Other expense	36	29	28	92	83
Total noninterest expenses	1,397	244	231	1,890	704
Less nonoperating expenses:
Restructuring charges	(2)	—	—	(13)	—
Goodwill impairment	(1,100)	—	—	(1,100)	—
Deposit account remediation	(45)	—	—	(45)	—
Total operating noninterest expenses(1)	$249	$244	$231	$732	$704
Efficiency ratio(2)	400.6%	69.2%	62.7%	180.2%	64.6%
Operating efficiency ratio(1)	71.6%	69.2%	62.7%	69.8%	64.6%
Full time equivalent employees	5,768	5,874	5,788

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
Comparison to Prior Quarter
Third quarter 2014 GAAP noninterest expenses increased $1.2 billion to $1.4 billion from the second quarter of 2014, and included a pre-tax $1.1 billion goodwill impairment charge, a $45 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment. Excluding these charges, operating (non-GAAP) noninterest expenses increased $5 million, or 2%, as a result of higher professional services and other expense partially offset by decreases in salaries and benefits, occupancy and equipment, and marketing and advertising.
Professional services increased $1 million, or 7%, while other expenses increased $8 million, or 27%, during the third quarter. The increase in other expenses was the result of nonrecurring expenses which include a $3 million valuation writedown of a single other real estate owned property, $2 million related to higher state franchise taxes, and $2 million in losses and expenses incurred in protecting our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders across North America.

Salaries and benefits decreased $1 million, or 1%, from the second quarter of 2014 due to lower payroll taxes and incentive compensation. Lower occupancy and equipment for the third quarter of 2014 was driven by a moderation in depreciation costs following an accelerated write-off of certain leasehold improvements recognized in the prior quarter.
In the third quarter of 2014, our GAAP efficiency ratio was 400.6% compared to 69.2% in the prior quarter. Excluding the $1.1 billion goodwill impairment charge, a $45 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment, our non-GAAP operating efficiency ratio for the third quarter of 2014 was 71.6%.
Comparison to Prior Year Quarter
GAAP noninterest expenses increased $1.2 billion for the quarter ended September 30, 2014 from the quarter ended September 30, 2013. Noninterest expenses for 2014 included a pre-tax $1.1 billion goodwill impairment charge, a $45 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment. Excluding these charges, operating (non-GAAP) noninterest expenses increased $18 million. Third quarter 2013 other expense included a $2.6 million nonrecurring charge.
We experienced increases in all expense categories with the exception of amortization of intangibles. The $1 million increase in salaries and benefits was primarily due to 2014 merit increases. Higher depreciation contributed to the 3% increase in occupancy and equipment expenses. The 9% increase in technology and communications reflects higher depreciation related to loan processing platforms and 33% higher marketing and advertising resulted from promotional campaigns. Higher other expenses of 31% resulted from nonrecurring expenses including a $3 million valuation writedown of a single other real estate owned property, $2 million related to higher state franchise taxes, and $2 million in losses and expenses incurred in protecting our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders across North America.
Comparison to Prior Year to Date
GAAP noninterest expenses increased $1.2 billion, or 168%, for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. Noninterest expenses for 2014 included a pre-tax $1.1 billion goodwill impairment charge, a $45 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $13 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment. Excluding these charges, operating (non-GAAP) noninterest expenses increased $28 million, or 4%.
The 1% increase in salaries and benefits resulted primarily from merit increases. The 8% increase in technology and communications reflects higher depreciation related to loan processing platforms and higher marketing and advertising expenses were the result of our promotional deposit campaigns in 2014. Included in other expense for the nine months ended September 30, 2014 are nonrecurring expenses which include a $3 million valuation writedown of a single other real estate owned property, $2 million related to higher state franchise taxes, and $2 million in losses and expenses incurred in protecting our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders across North America. These increases were partially offset by a $12 million, or 36%, decrease in amortization of intangibles.
Taxes
The provision for income taxes in the third quarter of 2014 was a benefit of $146 million, resulting in an effective tax rate benefit of 13.7%. The effective tax rate was 14.0% for the prior quarter, resulting in income tax expense of $12 million. The third quarter’s effective tax rate benefit reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible.  On a non-GAAP operating basis, the effective tax rate for the third quarter of 2014 was 9.1%, reflecting the benefit of previously disclosed tax strategies and other items.

The provision for income taxes in the third quarter of 2014 was a benefit of $146 million, resulting in an effective tax rate benefit of 13.7%. The effective tax rate was 28.2% for the same quarter in 2013, resulting in income tax expense of $31 million. The effective tax rate for the three months ended September 30, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business. The taxable reorganization and historic tax credits will benefit our effective tax rate through the fourth quarter of 2014.
The provision for income taxes for the nine months ended September 30, 2014 was a benefit of $120 million, resulting in an effective tax rate benefit of 13.2%. The effective tax rate was 30.3% for the same period in 2013, resulting in income tax expense of $95 million. The effective tax rate for the nine months ended September 30, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business. The taxable reorganization and historic tax credits will benefit our effective tax rate through the fourth quarter of 2014.
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
We employ a three lines of defense model as our primary means to ensure roles, responsibilities and accountabilities are defined and to allow for quick identification and response to risk events. The lines of business and functional areas represent the first line of defense. These areas own, identify, and manage the risks. The second line (those independent risk areas reporting to the Chief Risk Officer), have responsibility for the facilitation and implementation of robust enterprise risk management and compliance processes to effectively monitor and oversee (governance, policy, identification, assessment, analysis, monitoring, reporting) risks being managed by the first line. The third line of defense is Internal Audit which provides independent objective assurance services which audit and report on the design and operating effectiveness of internal controls, risk management framework and governance processes. The results of internal audit reviews are reported to the Audit Committee of the Board of Directors.
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees in the management of risk. The main risk governance committees are the Risk Committee and Audit Committee of the Board and the Enterprise Risk Management Committee ("ERMC"), Capital Management Committee ("CMC") and Disclosure Committee of Management. The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Commercial Credit Risk and Policy Committee, Consumer Credit Risk and Policy Committee, Asset/

Liability Committee, Compliance Management Committee, and the Information Security and Privacy Committee. These sub-committees are supported by various working groups. The purpose of the CMC is to provide oversight to the Company's capital adequacy assessment activities and assess/recommend capital actions. The purpose of the Audit Committee is to assist the Board in fulfilling its financially related oversight responsibilities of the Company. The Disclosure Committee supports the Audit Committee and carries out Management’s responsibilities for the review and approval of reports submitted to the Securities and Exchange Commission under the authority granted to Management by the Board of Directors.
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
Loans
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	September 30, 2014		December 31, 2013		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,864	30.1%	$6,914	32.3%	$(50)
Construction	1,150	5.1	864	4.0	286
Business	5,836	25.6	5,290	24.7	546
Total commercial	13,850	60.8	13,068	61.0	782
Consumer:
Residential real estate	3,361	14.7	3,448	16.1	(87)
Home equity	2,887	12.7	2,752	12.8	134
Indirect auto	2,074	9.1	1,544	7.2	530
Credit cards	313	1.4	325	1.5	(13)
Other consumer	286	1.3	302	1.4	(16)
Total consumer	8,920	39.2	8,371	39.0	549
Total loans and leases	22,770	100.0%	21,440	100.0%	1,330
Allowance for loan losses	(231)		(209)		(22)
Total loans and leases, net	$22,538		$21,230		$1,308
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
Our total loans and leases outstanding increased $1.3 billion from December 31, 2013 to September 30, 2014 stemming from the continued growth in our commercial and indirect auto portfolios. Our commercial loan portfolio increased $782 million, or 8% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the organic growth across our footprint in our commercial lending activities and from a slight increase in the utilization of line commitments, to 43% at September 30, 2014 from 40% at December 31, 2013. Commercial loans as a percentage of our total loans of 61% remained in line with the loan type composition at December 31, 2013. During the third quarter of 2014, we originated $376 million of indirect auto loans, in line with our expectations.

Offsetting this growth was a decrease in our residential real estate loan portfolio of $87 million which reflected our strategy of selling certain newly originated residential real estate loans in the secondary market.
Included in the table above are acquired loans with a carrying value of $3.9 billion and $4.5 billion at September 30, 2014 and December 31, 2013, respectively. Such acquired loans were initially recorded at fair value with no carryover of any related allowance for loan losses.
We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on credit discipline. Our enhanced specialty offerings in equipment financing, healthcare, and loan syndications continue to provide additional opportunities to enhance our relationships with our existing commercial customer base, as well as attract new customers. Overall, our commercial pipelines at the end of the third quarter of 2014 remain stable.
The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated, except for our residential real estate and credit cards portfolios which are assigned to a region based on the primary address of the consumer:

(in millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts(1)	Other(2)	Total loans and leases
September 30, 2014
Commercial:
Real estate	$4,021	$900	$1,532	$1,560	$—	$8,014
Business	2,678	964	840	773	581	5,836
Total commercial	6,699	1,864	2,372	2,333	581	13,850
Consumer:
Residential real estate	1,221	140	293	1,707	—	3,361
Home equity	1,502	282	569	533	—	2,887
Indirect auto	713	40	36	372	913	2,074
Credit cards	253	32	14	14	—	313
Other consumer	189	49	33	15	—	286
Total consumer	3,878	543	945	2,641	913	8,920
Total loans and leases	$10,577	$2,407	$3,317	$4,974	$1,495	$22,770
December 31, 2013
Commercial:
Real estate	$3,750	$890	$1,449	$1,688	$1	$7,778
Business	2,268	875	827	735	585	5,290
Total commercial	6,018	1,765	2,276	2,423	586	13,068
Consumer:
Residential real estate	1,246	133	282	1,788	—	3,448
Home equity	1,394	241	574	543	—	2,752
Indirect auto	538	12	13	290	691	1,544
Credit cards	274	31	12	9	—	325
Other consumer	206	53	36	7	—	302
Total consumer	3,658	468	917	2,637	691	8,371
Total loans and leases	$9,677	$2,233	$3,193	$5,060	$1,277	$21,440

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

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $99 million and $96 million, or 8% and 6% annualized, respectively, from the end of 2013. Over the same period, our New York market also contributed to the growth, with a 10% annualized increase.
The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size at the dates indicated:

	September 30, 2014		December 31, 2013
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$581	23	$557	22
$10 million to $20 million	1,500	108	1,358	99
$5 million to $10 million	1,508	213	1,429	203
$1 million to $5 million	2,734	1,275	2,700	1,247
Less than $1 million(2)	1,691	6,976	1,734	6,948
Total commercial real estate loans	$8,014	8,595	$7,778	8,519
Commercial business loans by size:(1)
Greater than or equal to $20 million	$259	10	$258	11
$10 million to $20 million	1,107	79	920	67
$5 million to $10 million	1,230	174	1,054	147
$1 million to $5 million	1,714	760	1,599	706
Less than $1 million(2)	1,526	31,540	1,459	27,691
Total commercial business loans	$5,836	32,563	$5,290	28,622

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At both September 30, 2014 and December 31, 2013, non-owner occupied commercial real estate represented 66% of the total commercial real estate balance. Loans for construction, acquisition and development increased $276 million from December 31, 2013 due to the funding of previously committed construction loans. A large portion of the increase related to multi-family projects in our footprint states, many of which involve the re-purposing of existing buildings, resulting in larger initial line draws. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the dates indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
September 30, 2014:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$368	$85	$146	$214	$210	$1,024
Multifamily and apartments	1,081	101	155	194	46	1,576
Office and professional space	501	74	93	258	105	1,030
Retail	310	47	108	203	114	783
Warehouse and industrial	113	16	48	94	18	289
Other	298	17	78	134	50	577
Total non-owner occupied commercial real estate loans	2,672	340	628	1,097	543	5,279
Owner occupied commercial real estate loans	1,180	390	474	398	293	2,734
Total commercial real estate loans	$3,852	$730	$1,102	$1,494	$836	$8,014
December 31, 2013:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$306	$82	$48	$151	$160	$747
Multifamily and apartments	1,063	65	174	172	130	1,603
Office and professional space	527	70	73	318	97	1,086
Retail	371	50	107	231	114	873
Warehouse and industrial	125	27	62	97	27	338
Other	265	15	109	84	71	545
Total non-owner occupied commercial real estate loans	2,658	309	573	1,053	600	5,192
Owner occupied commercial real estate loans	1,045	371	536	390	244	2,586
Total commercial real estate loans	$3,703	$680	$1,108	$1,443	$843	$7,778

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at the dates indicated:

(in millions)	September 30, 2014	December 31, 2013
Manufacturing	$1,475	$1,389
Health Care and Social Assistance	1,215	1,120
Real Estate and Rental and Leasing	1,036	911
Wholesale Trade	604	639
Retail Trade	496	511
Public Administration	452	350
Construction	449	427
Other Services (except Public Administration)	388	324
Finance and Insurance	374	312
Educational Services	357	288
Professional, Scientific, and Technical Services	321	302
Transportation and Warehousing	251	240
Administrative and Support and Waste Management and Remediation Services	200	203
Other	953	859
Total	$8,571	$7,876
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
Of the $2.9 billion and $2.8 billion home equity portfolio at September 30, 2014 and December 31, 2013, respectively, approximately $1.1 billion and $1.0 billion were in a first lien position for the respective periods. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of September 30, 2014 and December 31, 2013.
The table below summarizes the principal balances of our home equity lines of credit by portfolio at the dates indicated:

	September 30, 2014			December 31, 2013
(in millions)	Interest only	Principal and interest	Total	Interest only	Principal and interest	Total
Originated	$323	$1,321	$1,644	$308	$1,113	$1,421
Acquired	142	858	1,000	151	880	1,031
Total home equity lines of credit	$465	$2,179	2,644	$459	$1,993	2,452
Home equity loans			242			300
Total home equity portfolio			$2,887			$2,752
The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in “maturity” risk. We have taken steps to mitigate such risk by (1) stressing each applicant based on principal and interest during underwriting and (2) placing draw restrictions on HELOCs in past due status.

We monitor the risk of junior lien HELOCs by monitoring the payment status on senior lien mortgages not owned or serviced by us, and obtaining refreshed credit scores on a regular basis.
The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at September 30, 2014:

(in millions)	2014 - 2016	2017 - 2018	Thereafter	Total
In draw - interest only	$104	$254	$107	$465
In draw - principal and interest	126	293	1,600	2,019
Total	$230	$547	$1,707	$2,484
Delinquency statistics for the HELOC portfolio are as follows at the dates indicated:

	September 30, 2014			December 31, 2013
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,484	$34	1.4%	$2,276	$30	1.3%
Amortizing payment	160	8	4.9%	176	7	3.8
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
The following table details our allocation of our allowance for loan losses by loan category at the dates indicated or for the related quarters:

	September 30, 2014		December 31, 2013
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$54	35.2%	$48	36.3%
Business	130	25.6	119	24.7
Total commercial	184	60.8	167	61.0
Consumer:
Residential real estate	4	14.7	3	16.1
Home equity	11	12.7	10	12.8
Indirect auto	13	9.1	10	7.2
Credit cards	13	1.4	13	1.5
Other consumer	6	1.3	6	1.4
Total consumer	47	39.2	42	39.0
Total	$231	100.0%	$209	100.0%
Allowance for loan losses to total loans	1.02%		0.98%
Provision to average total loans	0.37%		0.60%
Allowance for loan losses to originated loans	1.20%		1.21%
Provision to average originated loans	0.42%		0.68%

The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	13	23	1	4	9	9	5	63
Charge-offs	(8)	(16)	(1)	(3)	(6)	(10)	(6)	(51)
Recoveries	3	2	—	1	1	1	1	10
Balance at end of period	$54	$129	$2	$9	$13	$13	$6	$227
Nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	6	42	(2)	3	6	8	6	68
Charge-offs	(6)	(23)	(1)	(2)	(2)	(2)	(6)	(43)
Recoveries	4	2	—	—	—	1	1	9
Balance at end of period	$41	$119	$2	$6	$8	$13	$6	$195
Three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$54	$124	$2	$9	$12	$13	$5	$220
Provision for loan losses	3	9	—	—	3	3	2	20
Charge-offs	(2)	(4)	—	(1)	(2)	(3)	(2)	(15)
Recoveries	—	1	—	—	—	—	—	2
Balance at end of period	$54	$129	$2	$9	$13	$13	$6	$227
Three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$43	$107	$3	$6	$6	$13	$6	$182
Provision for loan losses	(3)	22	—	1	3	2	2	25
Charge-offs	(2)	(10)	—	—	(1)	(2)	(2)	(18)
Recoveries	3	—	—	—	—	—	1	5
Balance at end of period	$41	$119	$2	$6	$8	$13	$6	$195

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	1	3	—	—	5
Charge-offs	(1)	—	—	(3)	—	—	(4)
Balance at end of period	$—	$—	$1	$3	$—	$—	$5
Nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	2	—	1	2	—	(1)	4
Charge-offs	(2)	—	—	—	—	(1)	(2)
Balance at end of period	$—	$—	$1	$2	$—	$—	$3
Three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	—	—	1	—	—	—	1
Charge-offs	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$5
Three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$1
Provision for loan losses	—	—	1	2	—	(1)	2
Charge-offs	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$2	$—	$—	$3
As of September 30, 2014 and December 31, 2013, we had a liability for unfunded commitments of $15 million and $13 million, respectively. For the three and nine months ended September 30, 2014, we recognized a provision for credit loss related to our unfunded loan commitments of $0.4 million and $1.2 million, respectively. Our total unfunded commitments amounted to $10.7 billion at September 30, 2014.
Our net charge-offs of $46 million for the nine months ended September 30, 2014 were $9 million higher than our net charge-offs of $36 million for the nine months ended September 30, 2013. The period over period increase was driven primarily by the maturation of our indirect auto and credit cards portfolios. In the prior period, most charge offs in our acquired credit card portfolio were applied against the credit mark. Also contributing to the period over period change were $3 million in charge offs related to our acquired home equity portfolio. This was partially offset by a $1 million recovery in our commercial real estate portfolio, and the charge off of two large credits in the in our commercial business portfolio in the third quarter of 2013. Total net charge-offs for the third quarter of 2014 represented 0.23% of average total loans compared with 0.25% of average total loans in the second quarter of 2014. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.27% for the third quarter of 2014 compared to 0.30% for the second quarter of 2014.

The following table details our total net charge-offs by loan category for the periods indicated:

	Nine months ended September 30,
	2014		2013
(dollars in millions)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$6	0.11%	$4	0.07%
Business	14	0.34	22	0.57
Total commercial	20	0.20	26	0.27
Consumer:
Residential real estate	1	0.02	1	0.03
Home equity	5	0.26	2	0.09
Indirect auto	5	0.39	1	0.21
Credit cards	9	3.72	2	0.74
Other consumer	5	2.39	5	2.01
Total consumer	25	0.39	11	0.18
Total	$46	0.28%	$36	0.24%
Our nonperforming loans increased to $199 million from $188 million at December 31, 2013 and $175 million at September 30, 2013. New nonperforming loans during the third quarter of 2014 were $41 million, compared to $53 million in the prior quarter. During the quarter ended September 30, 2014, $7 million of nonperforming loans returned to accruing status, and there were $14 million in paydowns and transfers to real estate owned. Nonperforming loans comprised 0.88% of total loans at September 30, 2014 compared to 0.87% at December 31, 2013. Excluding our acquired loans, our nonperforming loans were 0.91% of originated loans at September 30, 2014 compared to 0.93% of originated loans at December 31, 2013.

Nonperforming assets to total assets were 0.58%, up three basis points from the prior quarter, reflecting the increase in nonperforming loans. The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	September 30,	December 31,
(dollars in millions)	2014(1)	2013(1)
Nonperforming loans:
Commercial:
Real estate	$57	$54
Business	43	51
Total commercial	101	105
Consumer:
Residential real estate	36	31
Home equity	45	39
Indirect auto	12	6
Other consumer	5	6
Total consumer	99	82
Total nonperforming loans	199	188
Real estate owned	20	25
Total nonperforming assets (2)	$220	$212
Loans 90 days past due and still accruing interest (3)	$109	$113
Total nonperforming assets as a percentage of total assets	0.58%	0.56%
Total nonaccruing loans as a percentage of total loans	0.88%	0.87%
Total nonaccruing originated loans as a percentage of total originated loans	0.91%	0.93%
Allowance for loan losses to nonaccruing loans	116.0%	111.6%

(1)	Includes $29 million and $30 million of nonperforming acquired lines of credit, primarily in home equity, at September 30, 2014 and December 31, 2013, respectively.

(2)	Nonperforming assets do not include $69 million and $52 million of performing renegotiated loans that are accruing interest at September 30, 2014 and December 31, 2013, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $53 million at September 30, 2014 in our originated loan portfolio increased from $51 million at December 31, 2013. Our acquired loans that were 30 to 89 days past due decreased $22 million from $58 million as of December 31, 2013 to $36 million as of September 30, 2014.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Originated loans
Commercial:
Real estate	0.1%	0.1%	0.1%	—%	0.6%	0.4%	0.7%	0.5%
Business	0.1	0.1	—	0.1	0.2	0.4	0.3	0.6
Total commercial	0.1	0.1	—	—	0.4	0.4	0.6	0.5
Consumer:
Residential real estate	0.2	0.3	—	0.1	1.1	1.1	1.3	1.6
Home equity	0.2	0.2	0.1	0.1	0.8	0.8	1.0	1.1
Indirect auto	0.8	0.8	0.2	0.2	0.2	0.2	1.2	1.2
Credit cards	0.6	0.6	0.3	0.4	0.8	0.9	1.6	1.8
Other consumer	1.1	1.1	0.4	0.4	0.9	0.9	2.4	2.4
Total consumer	0.4	0.5	0.1	0.2	0.7	0.8	1.3	1.4
Total	0.2%	0.2%	0.1%	0.1%	0.5%	0.5%	0.8%	0.8%
Acquired loans
Commercial:
Real estate	0.4%	0.5%	0.1%	0.5%	2.9%	2.6%	3.4%	3.7%
Business	0.3	0.4	—	0.1	2.1	2.0	2.5	2.6
Total commercial	0.4	0.5	0.1	0.4	2.7	2.5	3.2	3.4
Consumer:
Residential real estate	1.1	1.2	0.5	0.7	4.7	4.1	6.3	6.1
Home equity	0.5	0.6	0.3	0.3	1.8	1.8	2.6	2.7
Total consumer	0.8	1.0	0.4	0.5	3.4	3.1	4.6	4.7
Total	0.6%	0.8%	0.3%	0.5%	3.2%	2.9%	4.1%	4.2%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	September 30, 2014	December 31, 2013
Originated loans:
Pass	93.9%	94.6%
Criticized:(1)
Accrual	5.3	4.6
Nonaccrual	0.8	0.8
Total criticized	6.1	5.4
Total	100.0%	100.0%
Acquired loans:
Pass	88.2%	88.2%
Criticized:(1)
Accrual	11.4	11.3
Nonaccrual	0.4	0.5
Total criticized	11.8	11.8
Total	100.0%	100.0%

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

	Percent of total
	September 30, 2014	December 31, 2013
Originated loans by refreshed FICO score:
Over 700	78.6%	76.0%
660-700	11.2	12.2
620-660	5.2	5.8
580-620	2.3	2.5
Less than 580	2.2	2.4
No score(1)	0.5	1.1
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	73.1%	72.7%
660-700	7.7	8.1
620-660	5.0	4.4
580-620	3.7	3.6
Less than 580	4.2	4.3
No score(1)	6.3	6.9
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $100 million and $125 million as of September 30, 2014 and December 31, 2013, respectively. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.

The following table provides information about our acquired loan portfolio by acquisition at the dates indicated or for the related quarters:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
September 30, 2014
Provision for loan losses	$—	$—	$1	$—	$1
Net charge-offs	—	—	—	—	—
Net charge-offs to average loans	—%	—%	0.23%	—%	0.05%
Nonperforming loans	$7	$10	$10	$2	$29
Total loans (1)	814	2,171	814	229	4,028
Allowance for acquired loan losses	—	—	4	—	5
Credit related discount (2)	19	57	20	4	100
Credit related discount as percentage of loans	2.30%	2.65%	2.40%	1.91%	2.49%
Criticized loans (3)	$28	$150	$64	$25	$268
Classified loans (4)	24	80	58	18	180
Greater than 90 days past due and accruing (5)	11	53	32	10	106
December 31, 2013
Provision for loan losses	$—	$—	$3	$—	$3
Net charge-offs	—	—	2	—	2
Net charge-offs to average loans	—%	—%	1.01%	—%	0.21%
Nonperforming loans	$6	$7	$14	$3	$30
Total loans (1)	872	2,585	957	228	4,643
Allowance for acquired loan losses	—	—	4	—	4
Credit related discount (2)	23	69	24	9	125
Credit related discount as percentage of loans	2.59%	2.68%	2.50%	4.14%	2.70%
Criticized loans (3)	$32	$147	$95	$33	$308
Classified loans (4)	26	83	82	22	211
Greater than 90 days past due and accruing(5)	10	55	36	9	110

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

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

The following table provides information about our originated loan portfolio at the dates indicated or for the related quarters:

(dollars in millions)	September 30, 2014	December 31, 2013
Provision for loan losses	$20	$28
Net charge-offs	13	18
Net charge-offs to average loans	0.27%	0.43%
Nonperforming loans	$171	$157
Nonperforming loans to total loans	0.91%	0.93%
Total loans	$18,842	$16,922
Allowance for originated loan losses	227	205
Allowance for originated loan losses to total originated loans	1.20%	1.21%
Criticized loans	$822	$677
Classified loans(1)	470	452
Greater than 90 days past due and accruing (2)	2	3

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
Our total allowance for loan losses related to both our originated and acquired loans increased $22 million from December 31, 2013 to $231 million at September 30, 2014 as our total provision for loan losses of $68 million exceeded our total net charge-offs of $46 million. The ratio of our total allowance for loan losses to total loans of 1.02% at September 30, 2014 compared to 0.98% as of December 31, 2013. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.20% at September 30, 2014 and remained consistent with that measure at December 31, 2013.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $124 million at September 30, 2014 from $108 million at December 31, 2013 and $123 million at September 30, 2013. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $69 million and $52 million at September 30, 2014 and December 31, 2013, respectively.
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
Our portfolio of mortgages serviced for others amounted to $3.8 billion and $3.7 billion at September 30, 2014 and December 31, 2013, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $6 million and $9 million at September 30, 2014 and December 31, 2013, respectively. Reserve release, net of new provision in the amount of $1 million and $0.1 million, was included in mortgage banking revenue during the nine months ended September 30, 2014 and 2013, respectively.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	September 30, 2014	December 31, 2013
30 to 59 days past due	0.21%	0.30%
60 to 89 days past due	0.08	0.11
Greater than 90 days past due	0.67	0.72
Total past due loans	0.96%	1.13%
Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	September 30, 2014		December 31, 2013
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$6,114	53.0%	$4,895	42.9%
Commercial mortgage-backed securities	1,608	14.0	1,831	16.1
Collateralized loan obligations	1,050	9.1	1,431	12.5
Corporate debt	829	7.2	872	7.6
Asset-backed securities	687	6.0	905	7.9
Other residential mortgage-backed securities	481	4.2	578	5.1
States and political subdivisions	489	4.2	529	4.6
U.S. government agencies and sponsored enterprises	222	1.9	317	2.8
Other	22	0.2	33	0.3
U.S. Treasury	20	0.2	20	0.2
Total investment securities	$11,521	100.0%	$11,411	100.0%

Our holdings in residential mortgage-backed securities were 57% and 48% of our total investment securities portfolio at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, all of our residential mortgage-backed securities in our available for sale portfolio were issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”) and at December 31, 2013, 99% were issued by those GNMA, FNMA, or FHLMC. GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At September 30, 2014 and December 31, 2013, 12% and 16%, respectively, of our investment securities were variable rate.
The net unamortized purchase premiums on our CMO portfolio amounted to $72 million, or 1.2% of the portfolio, at September 30, 2014 and $58 million, or 1.2% of the portfolio, at December 31, 2013. The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $10 million, or 2.1% of the portfolio, at September 30, 2014, from $13 million, or 2.3% of the portfolio, at December 31, 2013.
Changes in our expectations regarding the magnitude and duration of a lower interest rate environment could have a material impact on our net interest income in both the period of change, attributable to any retroactive accounting adjustment that would be required to maintain a constant effective yield, and in subsequent periods attributable to changes to the prospective yields on our investment securities. During the third quarter, certain portions of our CMO portfolio experienced higher than expected prepayments given increases in home sales and lower mortgage rates.
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

The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
September 30, 2014
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,491	$4,422	$4,422	$—	$—	$—	$—
Residential mortgage-backed securities	2,155	2,173	2,173	—	—	—	—
Debt securities	238	243	232	11	—	—	—
Total	6,884	6,837	6,827	11	—	—	—
Commercial mortgage-backed securities	1,550	1,608	952	463	193	—	—
Collateralized loan obligations	1,026	1,050	713	307	30	—	—
Asset-backed securities	677	687	583	104	—	—	—
Corporate debt	824	829	—	103	194	530	1
States and political subdivisions	478	489	281	189	6	—	13
Other	22	22	—	—	—	—	22
Total investment securities	$11,461	$11,521	$9,356	$1,176	$424	$530	$36
December 31, 2013
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,985	$4,882	$4,882	$—	$—	$—	$—
Residential mortgage-backed securities	574	578	578	—	—	—	—
Debt securities	332	338	326	11	—	—	—
Total	5,891	5,798	5,786	11	—	—	—
Commercial mortgage-backed securities	1,759	1,831	1,027	549	255	—	—
Collateralized loan obligations	1,392	1,431	1,024	376	31	—	—
Asset-backed securities	896	905	689	216	—	—	—
Corporate debt	863	872	—	147	185	535	4
States and political subdivisions	516	529	303	202	16	—	9
Other	45	45	1	15	5	—	25
Total investment securities	$11,362	$11,411	$8,831	$1,515	$492	$535	$38
The weighted average credit rating of our portfolio was AA at September 30, 2014 and December 31, 2013.
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
Our CMBS portfolio had an amortized cost of $1.6 billion at September 30, 2014. The net unamortized premiums on our CMBS portfolio amounted to $40 million, or 2.6% of the portfolio at September 30, 2014 and $64 million, or 3.8% of the portfolio at December 31, 2013. Gross unrealized losses on our CMBS portfolio amounted to $0.5 million and $2 million at September 30, 2014 and December 31, 2013, respectively. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 88% of this portfolio was rated A or higher at September 30, 2014. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.

The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	September 30, 2014		December 31, 2013
Credit enhancement(1)	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$1,146	74%	$1,299	74%
25 - 30%	236	15	268	15
20 - 25%	148	10	177	10
18 - 20%	21	1	16	1
Total	$1,550	100%	$1,759	100%

(1)
Credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinated to the bonds we own plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.0 billion at September 30, 2014. Gross unrealized losses on our CLO portfolio amounted to $1 million and $2 million at September 30, 2014 and December 31, 2013, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 3.2% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Over half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 97% of our CLO portfolio was rated A or higher at September 30, 2014 and significant credit enhancements for our securities provide us protection from default.
The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated (amounts in millions):

	September 30, 2014		December 31, 2013
Credit Enhancement(1)	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$93	9%	$87	6%
35 - 40%	209	20	221	16
30 - 35%	93	9	222	16
25 - 30%	206	21	346	25
20 - 25%	167	16	136	10
15 - 20%	225	22	341	24
10 - 15%	32	3	39	3
0 - 10%	—	—	—	—
Total	$1,026	100%	$1,392	100%

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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings is FHLB advances, of which we had $4.5 billion outstanding at September 30, 2014.
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
We have included credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of September 30, 2014:

	Moody's	S&P	Fitch
Senior unsecured	Ba1	BBB	BBB-
Subordinated debt	Ba2	BBB-	BB+
In March 2014, Moody's downgraded our long-term issuer rating and subsequent to our third quarter earnings release on October 24, 2014, both S&P and Fitch placed our long-term issuer rating on credit watch negative. We expect the outcome of the S&P and Fitch rating actions to be concluded in the fourth quarter of 2014. Since we do not have any plans to issue additional long-term debt currently, we do not expect the actions of the rating agencies to have a material impact on our business.  Our asset quality metrics remain stable and favorable relative to our peers and our Bank and subsidiaries remain well-capitalized under current regulatory guidelines.
We have a total collateralized wholesale borrowing capacity of approximately $9.5 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $4.9 billion was available as of September 30, 2014, which includes $0.9 billion of availability at the Federal Reserve's discount window.
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
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $10.7 billion and $9.5 billion at September 30, 2014 and December 31, 2013, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit amounted to $3.6 billion and $3.4 billion at September 30, 2014 and December 31, 2013, respectively, and our unused home equity and other consumer lines of credit increased to $5.3 billion at September 30, 2014 from $4.9 billion at December 31, 2013. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $294 million and $297 million at September 30, 2014 and December 31, 2013, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages were $159 million and $168 million at September 30, 2014 and December 31, 2013, respectively.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company's liquidity are dividends to common and preferred stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $382 million at September 30, 2014. As of September 30, 2014, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to common and preferred stockholders without reliance on dividends from the Bank.
The Company’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period.  Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses.
While the size of the goodwill charge does not adversely impact our capital ratios, it does impact our regulatory dividend capacity formula. Simply stated, even though the non-cash goodwill charge does not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions from the Bank to the Company and obtain a no objection from the Federal Reserve to pay the Company dividend to our common and preferred stockholders in the future. We have received approval from the OCC and no objection from the Federal Reserve to pay dividends this quarter, which were declared on October 24, 2014.
Based on current estimates, we expect to need quarterly approval from the OCC until the first quarter of 2017 based on their calculation formula and to seek no objection from the Federal Reserve until the fourth quarter of 2015 based on their calculation formula. While we cannot be assured that the OCC will approve and the Federal Reserve will not object to our quarterly dividend requests going forward, based on conversations with the regulators and barring any unforeseen future developments that would materially impact our profitability, we believe that we can maintain our holding company common and preferred dividend payments at their current levels.
The Bank paid dividends of $80 million and $125 million to the Company during the nine months ended September 30, 2014 and 2013, respectively.

Deposits
The following table illustrates the composition of our deposits at the dates indicated:

	September 30, 2014		December 31, 2013		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,459	12.5%	$3,667	13.8%	$(208)
Interest-bearing checking	5,055	18.3	4,744	17.8	312
Money market deposits	9,894	35.7	9,740	36.5	155
Noninterest-bearing	5,309	19.2	4,866	18.2	443
Total core deposits	23,717	85.7	23,016	86.3	701
Certificates	3,953	14.3	3,649	13.7	304
Total deposits	$27,670	100.0%	$26,665	100.0%	$1,005
The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(In millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
September 30, 2014
Core deposits:
Savings	$2,211	$165	$219	$863	$3,459
Interest-bearing checking	3,068	655	712	622	5,055
Money market deposits	6,326	1,199	952	1,418	9,894
Noninterest-bearing	3,278	713	616	702	5,309
Total core deposits	14,882	2,732	2,499	3,605	23,717
Certificates	2,498	451	296	708	3,953
Total deposits	$17,380	$3,183	$2,795	$4,313	$27,670
December 31, 2013
Core deposits:
Savings	$2,342	$162	$221	$942	$3,667
Interest-bearing checking	2,812	640	656	636	4,744
Money market deposits	6,283	1,151	927	1,378	9,740
Noninterest-bearing	2,949	704	562	651	4,866
Total core deposits	14,385	2,657	2,366	3,608	23,016
Certificates	2,036	481	353	779	3,649
Total deposits	$16,421	$3,138	$2,719	$4,387	$26,665

(1)
Includes brokered money market deposits of $414 million and $336 million at September 30, 2014 and December 31, 2013, respectively, and brokered certificates of deposit of $1.2 billion and $739 million at September 30, 2014 and December 31, 2013, respectively.

Our total deposits increased $1.0 billion, or 5% annualized, from December 31, 2013 to $27.7 billion at September 30, 2014. Our strategic focus remains on efforts to grow our customer base, re-position our account mix and introduce new products and services that further enhance our value proposition to customers. Recent investments in mobile banking and remote deposit capture have further enhanced customers’ ability to transact in the delivery channel of their choice while at the same time lowering our cost to acquire and serve such customers. Current and anticipated investments as part of our Strategic Investment Plan in new digital features and functionalities such as online account opening will further enhance customers’ ability to do business with us across all delivery channels.
Transactional deposits, which include interest-bearing and noninterest bearing checking balances, increased $754 million, or 10% annualized, from December 31, 2013. Transaction deposits currently represent 37% of our deposit base, up from 36% a year ago. Interest-bearing checking and money market balances increased from December 31, 2013 and June 30, 2014 driven by promotional campaigns and resulting strength in checking account sales, particularly in our New York markets. Noninterest-bearing checking balances increased $443 million from December 31, 2013, driven by increased commercial deposit generation.
As of September 30, 2014, brokered certificates of deposit increased $498 million to $1.2 billion from December 31, 2013 and $510 million from September 30, 2013 as we increased the use of them as a funding source. The terms on these brokered certificates of deposit are between six months and 18 months with interest rates ranging between 0.35% and 0.60%.
The average cost of interest-bearing deposits for the three months ended September 30, 2014 of 0.24% was unchanged from the three months ended June 30, 2014 and increased one basis point from the quarter ended September 30, 2013.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at September 30, 2014 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. At September 30, 2014 and December 31, 2013, 49.5% and 47.1%, respectively, of loans were variable rate and expected to reprice within a year unencumbered by floors. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$4,683	$2,006	$157	$6,846
Construction	1,146	7	15	1,168
Business	4,649	980	208	5,836
Total commercial	10,478	2,992	379	13,850
Consumer:
Residential real estate	970	1,531	860	3,361
Home equity	2,335	399	152	2,887
Indirect auto	757	1,290	27	2,074
Credit cards	313	—	—	313
Other consumer	165	83	38	286
Total consumer	4,540	3,302	1,078	8,920
Total loans and leases	$15,018	$6,295	$1,457	$22,770

For the loans reported in the preceding table, the following sets forth at September 30, 2014, the dollar amount of all of our fixed-rate and adjustable-rate loans due after September 30, 2015:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$848	$1,315	$2,163
Construction	22	—	22
Business	1,090	97	1,187
Total commercial	1,960	1,412	3,372
Consumer:
Residential real estate	1,365	1,027	2,391
Home equity	551	—	551
Indirect auto	1,317	—	1,317
Other consumer	120	1	121
Total consumer	3,352	1,028	4,380
Total loans and leases	$5,312	$2,440	$7,752
The following table sets forth at September 30, 2014, the dollar amount of all of our fixed-rate loans due after September 30, 2015 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$620	$209	$141	$545	$27	$1,542
2 to 3 years	478	179	110	396	23	1,185
3 to 5 years	550	276	148	349	31	1,353
Total 1 to 5 years	1,647	663	399	1,290	81	4,080
5 to 10 years	277	389	133	27	24	848
More than 10 years	37	313	19	—	15	383
Total	$1,960	$1,365	$551	$1,317	$120	$5,312
The following table sets forth at September 30, 2014, the dollar amount of all of our adjustable-rate loans due after September 30, 2015 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$461	$378	$1	$840
2 to 3 years	370	239	—	610
3 to 5 years	515	250	—	765
Total 1 to 5 years	1,346	867	1	2,214
5 to 10 years	66	157	—	223
More than 10 years	—	2	—	2
Total	$1,412	$1,027	$1	$2,440
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

	Calculated increase (decrease)
	September 30, 2014		December 31, 2013
Changes in interest rates(1)	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points (gradual)	$48	4.5%	$45	4.2%
+ 100 basis points (gradual)	25	2.3	22	2.0
- 50 basis points (gradual)	(14)	(1.3)	(6)	(0.6)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)	Under a shock scenario where interest rates increase 200 basis points immediately, net interest income is estimated to increase by approximately 9% at September 30, 2014.

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

•
A negative EVE percentage in a rising rate scenario indicates that asset duration exceeds liability duration. Future liability repricing and refunding may have a detrimental impact on net interest income.

•
A positive EVE percentage in a rising rate scenario indicates that liability duration exceeds asset duration. Future asset repricing and reinvestment may have a beneficial impact on net interest income.

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile the dates indicated:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	September 30, 2014	December 31, 2013
- 100 basis points	(0.8)%	2.4%
+ 100 basis points	(3.4)	(4.8)
+ 200 basis points (1)	(8.8)	(11.0)
+ 300 basis points (2)	(14.7)	(17.5)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
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
As of September 30, 2014, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
The noncash $1.1 billion goodwill impairment charge did not adversely affect our capital ratios. Our Tier 1 risk-based capital ratio on a consolidated basis was 9.80% and 9.57% at September 30, 2014 and June 30, 2014, respectively. Our Tier 1 common capital ratio was 8.17% and 7.92% at September 30, 2014 and June 30, 2014, respectively. This 25 basis points increase reflected normal operating earnings, the impact of deferred taxes on the goodwill impairment charge, the impact of the $45 million reserve towards our estimated exposure from remediation related to a self-identified process issue that affects certain customer deposit accounts, and normal balance sheet growth. Even though the goodwill charge does not impact cash flow for dividends, we are required to obtain regulatory approval from the OCC to make distributions from the Bank to the Company and consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders. We have received approval from the OCC and the Federal Reserve did not object to or express concerns regarding our third quarter dividends, which were declared on October 24, 2014. Based on current estimates, we expect to seek approval from the OCC to pay quarterly dividends until the first quarter of 2017 and consult with the Federal Reserve regarding quarterly dividend payments until the fourth quarter of 2015 based on their calculation formula.
While we cannot be assured that the OCC will approve and the Fed will not object to our quarterly dividend requests going forward, based on conversations with the regulators and barring any unforeseen future developments that would materially impact our profitability, we believe that we can maintain our holding company common and preferred dividend payments at their current levels.
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
During the first nine months of 2014, our stockholders’ equity decreased $904 million driven primarily by our net loss of $790 million, $85 million, or $0.24 per share, in common stock dividends, and $23 million in preferred stock dividends.
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

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. are as follows at the dates indicated:

	Actual		Minimum amount to be
(dollars in millions)	Amount	Ratio	well-capitalized
First Niagara Financial Group, Inc.:
September 30, 2014:
Leverage ratio	$2,716	7.32%	$1,855	5.00%
Tier 1 risk-based capital	2,716	9.80	1,663	6.00
Total risk-based capital	3,261	11.76	2,773	10.00
Tier 1 common capital	2,265	8.17	N/A	N/A
June 30, 2014:
Leverage ratio	$2,614	7.33%	1,783	5.00%
Tier 1 risk-based capital	2,614	9.57	1,639	6.00
Total risk-based capital	3,150	11.53	2,732	10.00
Tier 1 common capital	2,162	7.92	N/A	N/A
First Niagara Bank, N.A.:
September 30, 2014:
Leverage ratio	$2,877	7.76%	$1,854	5.00%
Tier 1 risk-based capital	2,877	10.39	1,661	6.00
Total risk-based capital	3,123	11.28	2,769	10.00
June 30, 2014:
Leverage ratio	$2,776	7.79%	$1,782	5.00%
Tier 1 risk-based capital	2,776	10.18	1,636	6.00
Total risk-based capital	3,013	11.05	2,727	10.00
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
In May 2014, the FASB issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance becomes effective for us on January 1, 2017, and we are currently evaluating the impact on our financial statements.
In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments granted to employees in which the terms of the award provide that a performance target, that affects vesting, could be achieved after the requisite service period. The amendments require that those performance targets should be treated as performance conditions. The guidance becomes effective on January 1, 2016, with early adoption permitted, and we are currently evaluating the impact on our financial statements.
In August 2014, the FASB issued guidance that requires a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal plus interest) expected to be recovered from the guarantor. The guidance becomes effective for us on January 1, 2015, and we do not expect this to have a significant impact on our financial statements.
In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted, and we do not expect this to have a significant impact on our financial statements.
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

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in millions, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$451	$463
Investment securities:
Available for sale, at fair value (amortized cost of $6,109 and $7,319 in 2014 and 2013; includes pledged securities that can be sold or repledged of $60 and $303 in 2014 and 2013)	6,198	7,423
Held to maturity, at amortized cost (fair value of $5,323 and $3,988 in 2014 and 2013; includes pledged securities that can be sold or repledged of $254 and $388 in 2014 and 2013)	5,352	4,042
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	390	469
Loans held for sale	31	50
Loans and leases (net of allowance for loan losses of $231 and $209 in 2014 and 2013)	22,538	21,230
Bank owned life insurance	423	415
Premises and equipment, net	399	418
Goodwill	1,350	2,449
Core deposit and other intangibles, net	74	94
Other assets	759	574
Total assets	$37,966	$37,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,670	$26,665
Short-term borrowings	4,929	4,822
Long-term borrowings	734	734
Other	544	414
Total liabilities	33,876	32,635
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2014 and 2013	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2014 and 2013	4	4
Additional paid-in capital	4,229	4,235
(Accumulated deficit) retained earnings	(369)	536
Accumulated other comprehensive income	48	62
Common stock held by employee stock ownership plan, 1,867,918 and 2,001,373 shares in 2014 and 2013	(16)	(17)
Treasury stock, at cost, 10,579,100 and 12,060,739 shares in 2014 and 2013	(144)	(165)
Total stockholders’ equity	4,090	4,993
Total liabilities and stockholders’ equity	$37,966	$37,628
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:
Loans and leases	$212	$215	$632	$631
Investment securities and other	92	92	274	269
Total interest income	304	307	906	900
Interest expense:
Deposits	14	13	39	40
Borrowings	17	16	51	47
Total interest expense	31	29	90	87
Net interest income	273	278	816	813
Provision for credit losses	21	28	69	73
Net interest income after provision for credit losses	252	250	747	740
Noninterest income:
Deposit service charges	20	27	67	78
Insurance commissions	18	18	51	52
Merchant and card fees	13	12	37	36
Wealth management services	15	15	47	43
Mortgage banking	4	2	13	16
Capital markets income	4	5	10	16
Lending and leasing	4	5	13	13
Bank owned life insurance	3	4	12	11
Other income	(7)	3	(18)	11
Total noninterest income	75	91	233	276
Noninterest expense:
Salaries and employee benefits	116	115	352	347
Occupancy and equipment	27	27	84	83
Technology and communications	31	29	93	86
Marketing and advertising	8	6	24	16
Professional services	14	10	39	29
Amortization of intangibles	7	8	21	33
Federal deposit insurance premiums	10	9	28	28
Restructuring charges	2	—	13	—
Goodwill impairment	1,100	—	1,100	—
Deposit account remediation	45	—	45	—
Other expense	36	28	92	83
Total noninterest expense	1,397	231	1,890	704
(Loss) income before income taxes	(1,069)	110	(910)	312
Income tax (benefit)	(146)	31	(120)	95
Net (loss) income	(923)	79	(790)	218
Preferred stock dividend	8	8	23	23
Net (loss) income available to common stockholders	$(931)	$72	$(813)	$195
(Loss) earnings per share:
Basic	$(2.66)	$0.20	$(2.32)	$0.55
Diluted	$(2.66)	$0.20	$(2.32)	$0.55
Weighted average common shares outstanding:
Basic	350	350	350	349
Diluted	350	351	350	350
Dividends per common share	$0.08	$0.08	$0.24	$0.24
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(923)	$79	$(790)	$218
Other comprehensive (loss) income, net of income taxes:
Securities available for sale:
Net unrealized losses arising during the year	(31)	(7)	(9)	(96)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the year	—	—	—	(34)
Net unrealized losses on securities available for sale	(31)	(7)	(9)	(130)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains on securities transferred during the year	—	—	—	34
Less: amortization of net unrealized holding gains to income during the year	(2)	(4)	(6)	(10)
Net unrealized holding (losses) gains on securities transferred during the year	(2)	(4)	(6)	24
Net unrealized gains on interest rate swaps designated as cash flow hedges arising during the year	—	—	—	1
Amortization of net loss related to pension and post-retirement plans	—	—	1	—
Total other comprehensive loss	(33)	(11)	(14)	(105)
Total comprehensive (loss) income	$(956)	$68	$(804)	$112
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2014	$338	$4	$4,235	$536	$62	$(17)	$(165)	$4,993
Net loss	—	—	—	(790)	—	—	—	(790)
Total other comprehensive loss, net	—	—	—	—	(14)	—	—	(14)
ESOP shares committed to be released (133,455 shares)	—	—	—	—	—	1	—	1
Stock-based compensation activity (1,481,639 shares)	—	—	(6)	(8)	—	—	21	7
Preferred stock dividends	—	—	—	(23)	—	—	—	(23)
Common stock dividends of $0.24 per share	—	—	—	(85)	—	—	—	(85)
Balances at September 30, 2014	$338	$4	$4,229	$(369)	$48	$(16)	$(144)	$4,090
Balances at January 1, 2013	$338	$4	$4,231	$399	$157	$(18)	$(184)	$4,927
Net Income	—	—	—	218	—	—	—	218
Total other comprehensive loss, net	—	—	—	—	(105)	—	—	(105)
ESOP shares committed to be released (133,455 shares)	—	—	—	—	—	1	—	1
Stock-based compensation activity (1,352,295 shares)	—	—	1	(15)	—	—	19	5
Preferred stock dividends	—	—	—	(23)	—	—	—	(23)
Common stock dividends of $0.24 per share	—	—	—	(84)	—	—	—	(84)
Balances at September 30, 2013	$338	$4	$4,232	$494	$52	$(17)	$(165)	$4,938
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(790)	$218
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	1,100	—
Amortization of fees and discounts, net	34	41
Provision for credit losses	69	73
Depreciation of premises and equipment	43	40
Amortization of intangibles	21	33
Origination of loans held for sale	(468)	(1,113)
Proceeds from sales of loans held for sale	493	1,200
ESOP and stock based-compensation expense	10	8
Deferred income tax benefit	(156)	(3)
Other, net	103	104
Net cash provided by operating activities	458	600
Cash flows from investing activities:
Proceeds from sales of securities available for sale	165	478
Proceeds from maturities of securities available for sale	326	147
Principal payments received on securities available for sale	789	1,006
Purchases of securities available for sale	(77)	(1,461)
Principal payments received on securities held to maturity	552	697
Purchases of securities held to maturity	(1,878)	(225)
Proceeds from maturities of securities held to maturity	5	—
Proceeds from sales of (payments for purchases of) Federal Home Loan Bank and Federal Reserve Bank common stock	79	(17)
Net increase in loans and leases	(1,344)	(1,403)
Purchases of premises and equipment	(32)	(51)
Other, net	(59)	(19)
Net cash used in investing activities	(1,474)	(849)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,007	(701)
Proceeds from short-term borrowings, net	107	1,186
Repayments of long-term borrowings	(1)	(1)
Dividends paid on noncumulative preferred stock	(23)	(23)
Dividends paid on common stock	(85)	(84)
Other, net	—	(1)
Net cash provided by financing activities	1,005	376
Net (decrease) increase in cash and cash equivalents	(12)	127
Cash and cash equivalents at beginning of period	463	431
Cash and cash equivalents at end of period	$451	$558
Supplemental disclosures
Cash paid during the period for:
Income taxes	$36	$25
Interest expense	90	92
Other noncash activity:
Securities available for sale purchased not settled	9	35
Securities held to maturity purchased not settled	1	16
Securities transferred from available for sale to held to maturity (at fair value)	—	3,001
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. Results for the nine months ended September 30, 2014 do not necessarily reflect the results that may be expected for the year ending December 31, 2014. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

Note 1. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$478	$11	$—	$489
U.S. Treasury	20	—	—	20
U.S. government sponsored enterprises	151	5	—	155
Corporate	824	15	(10)	829
Total debt securities	1,473	31	(10)	1,493
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	36	1	(1)	36
Federal National Mortgage Association	107	5	—	112
Federal Home Loan Mortgage Corporation	123	5	—	128
Collateralized mortgage obligations:
Federal National Mortgage Association	729	1	(23)	707
Federal Home Loan Mortgage Corporation	367	—	(11)	356
Total collateralized mortgage obligations	1,096	1	(34)	1,062
Total residential mortgage-backed securities	1,362	12	(35)	1,338
Commercial mortgage-backed securities, non-agency issued	1,550	58	—	1,608
Total mortgage-backed securities	2,912	70	(36)	2,946
Collateralized loan obligations, non-agency issued	1,026	25	(1)	1,050
Asset-backed securities collateralized by:
Student loans	258	8	—	265
Credit cards	62	—	—	62
Auto loans	229	2	—	231
Other	128	1	(1)	128
Total asset-backed securities	677	11	(1)	687
Other	22	—	—	22
Total securities available for sale	$6,109	$138	$(48)	$6,198
Investment securities held to maturity:
Debt securities, U.S. government agencies	$67	$—	$—	$67
Residential mortgage-backed securities:
Government National Mortgage Association	12	—	—	13
Federal National Mortgage Association	125	1	(1)	124
Federal Home Loan Mortgage Corporation	68	—	—	68
Collateralized mortgage obligations:
Government National Mortgage Association	1,875	23	(9)	1,888
Federal National Mortgage Association	1,586	2	(33)	1,555
Federal Home Loan Mortgage Corporation	1,618	18	(27)	1,608
Total collateralized mortgage obligations	5,079	42	(70)	5,051
Total residential mortgage-backed securities	5,285	43	(72)	5,256
Total securities held to maturity	$5,352	$43	$(72)	$5,323

	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$516	$14	$—	$529
U.S. Treasury	20	—	—	20
U.S. government sponsored enterprises	306	7	(1)	312
Corporate	863	19	(11)	872
Total debt securities	1,705	40	(12)	1,734
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	41	1	(2)	40
Federal National Mortgage Association	134	5	—	139
Federal Home Loan Mortgage Corporation	154	5	—	159
Collateralized mortgage obligations:
Federal National Mortgage Association	797	—	(36)	761
Federal Home Loan Mortgage Corporation	396	—	(17)	379
Non-agency issued	12	1	—	13
Total collateralized mortgage obligations	1,205	1	(54)	1,152
Total residential mortgage-backed securities	1,534	12	(56)	1,490
Commercial mortgage-backed securities, non-agency issued	1,759	74	(2)	1,831
Total mortgage-backed securities	3,294	85	(58)	3,321
Collateralized loan obligations, non-agency issued	1,392	40	(2)	1,431
Asset-backed securities collateralized by:
Student loans	306	6	—	312
Credit cards	73	—	(1)	73
Auto loans	331	4	—	335
Other	186	1	(1)	186
Total asset-backed securities	896	11	(2)	905
Other	33	1	—	33
Total securities available for sale	$7,319	$178	$(74)	$7,423
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	$—	$5
Residential mortgage-backed securities:
Government National Mortgage Association	17	—	—	17
Federal National Mortgage Association	146	—	(3)	143
Federal Home Loan Mortgage Corporation	81	—	(1)	81
Collateralized mortgage obligations:
Government National Mortgage Association	1,713	26	(12)	1,727
Federal National Mortgage Association	1,074	—	(47)	1,027
Federal Home Loan Mortgage Corporation	1,007	12	(30)	989
Total collateralized mortgage obligations	3,793	39	(90)	3,742
Total residential mortgage-backed securities	4,037	40	(94)	3,983
Total securities held to maturity	$4,042	$40	$(94)	$3,988

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
September 30, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$14	$—	19	$1	$—	6	$16	$—	25
U.S. government sponsored enterprises	1	—	4	42	—	4	43	—	8
Corporate	206	(4)	133	108	(6)	69	313	(10)	202
Total debt securities	221	(4)	156	150	(6)	79	371	(10)	235
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(1)	5	19	(1)	5
Collateralized mortgage obligations:
Federal National Mortgage Association	113	(1)	8	527	(22)	31	640	(23)	39
Federal Home Loan Mortgage Corporation	117	(3)	6	223	(8)	12	340	(11)	18
Total collateralized mortgage obligations	231	(4)	14	750	(30)	43	981	(34)	57
Total residential mortgage-backed securities	231	(4)	14	769	(31)	48	999	(35)	62
Commercial mortgage-backed securities, non-agency issued	21	—	5	24	—	3	45	—	8
Total mortgage-backed securities	252	(4)	19	793	(32)	51	1,044	(36)	70
Collateralized loan obligations, non-agency issued	71	—	12	128	(1)	12	199	(1)	24
Asset-backed securities collateralized by:
Student loans	20	—	3	3	—	2	23	—	5
Credit card	—	—	—	8	—	1	8	—	1
Auto loans	3	—	2	—	—	—	3	—	2
Other	—	—	—	53	(1)	5	53	(1)	5
Total asset-backed securities	23	—	5	64	(1)	8	87	(1)	13
Other	12	—	1	9	—	3	21	—	4
Total securities available for sale in an unrealized loss position	$579	$(9)	193	$1,144	$(39)	153	$1,722	$(48)	346

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
September 30, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$52	$—	7	$—	$—	—	$52	$—	7
Residential mortgage-backed securities:
Government National Mortgage Association	5	—	1	3	—	2	7	—	3
Federal National Mortgage Association	11	—	2	67	(1)	16	79	(1)	18
Federal Home Loan Mortgage Corporation	26	—	7	21	—	6	47	—	13
Collateralized mortgage obligations:
Government National Mortgage Association	801	(8)	78	51	(1)	12	852	(9)	90
Federal National Mortgage Association	529	(4)	36	654	(29)	34	1,182	(33)	70
Federal Home Loan Mortgage Corporation	621	(8)	43	431	(19)	24	1,052	(27)	67
Total collateralized mortgage obligations	1,950	(20)	157	1,136	(50)	70	3,086	(70)	227
Total residential mortgage-backed securities	1,992	(20)	167	1,227	(52)	94	3,219	(72)	261
Total securities held to maturity in an unrealized loss position	$2,044	$(20)	174	$1,227	$(52)	94	$3,271	$(72)	268

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$13	$—	25	$3	$—	7	$16	$—	32
U.S. government sponsored enterprises	71	(1)	11	2	—	2	73	(1)	13
Corporate	232	(8)	165	74	(2)	23	306	(11)	188
Total debt securities	315	(9)	201	79	(2)	32	394	(12)	233
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(2)	6	19	(2)	6
Federal National Mortgage Association	—	—	3	—	—	3	1	—	6
Collateralized mortgage obligations:
Federal National Mortgage Association	744	(36)	41	—	—	—	744	(36)	41
Federal Home Loan Mortgage Corporation	361	(17)	19	—	—	—	361	(17)	19
Non-agency issued	1	—	3	—	—	—	1	—	3
Total collateralized mortgage obligations	1,106	(54)	63	—	—	—	1,106	(54)	63
Total residential mortgage-backed securities	1,106	(54)	66	19	(2)	9	1,125	(56)	75
Commercial mortgage-backed securities, non-agency issued	158	(2)	15	12	—	3	170	(2)	18
Total mortgage-backed securities	1,264	(56)	81	32	(2)	12	1,296	(58)	93
Collateralized loan obligations, non-agency issued	261	(2)	28	3	—	1	264	(2)	29
Asset-backed securities collateralized by:
Student loans	67	—	8	—	—	—	67	—	8
Credit card	36	(1)	4	—	—	—	36	(1)	4
Auto loans	25	—	5	—	—	—	25	—	5
Other	72	(1)	11	—	—	—	72	(1)	11
Total asset-backed securities	200	(2)	28	—	—	—	200	(2)	28
Other	14	—	3	8	—	2	22	—	5
Total securities available for sale in an unrealized loss position	$2,054	$(69)	341	$122	$(5)	47	$2,176	$(74)	388

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	1	$—	$—	—	$5	$—	1
Residential mortgage-backed securities:
Government National Mortgage Association	11	—	4	—	—	—	11	—	4
Federal National Mortgage Association	119	(3)	30	—	—	—	119	(3)	30
Federal Home Loan Mortgage Corporation	59	(1)	15	—	—	—	59	(1)	15
Collateralized mortgage obligations:
Government National Mortgage Association	520	(12)	58	—	—	—	520	(12)	58
Federal National Mortgage Association	1,011	(47)	59	—	—	—	1,011	(47)	59
Federal Home Loan Mortgage Corporation	629	(30)	35	22	(1)	1	652	(30)	36
Total collateralized mortgage obligations	2,160	(89)	152	22	(1)	1	2,182	(90)	153
Total residential mortgage-backed securities	2,348	(94)	201	22	(1)	1	2,371	(94)	202
Total securities held to maturity in an unrealized loss position	$2,353	$(94)	202	$22	$(1)	1	$2,376	$(94)	203
We have assessed the securities in an unrealized loss position at September 30, 2014 and at December 31, 2013 and determined that the declines in fair value below amortized cost were temporary.

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

Scheduled contractual maturities of our investment securities at September 30, 2014 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$102	$103
After one year through five years	817	839
After five years through ten years	601	600
After ten years	20	19
Total debt securities	1,540	1,561
Mortgage-backed securities	8,196	8,202
Collateralized loan obligations	1,026	1,050
Asset-backed securities	677	687
Other	22	22
	$11,461	$11,521
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio increased to 3.7 years at September 30, 2014 from 3.5 years at December 31, 2013.
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
Our loans and leases receivable consisted of the following at the dates indicated:

	September 30, 2014			December 31, 2013
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$5,742	$1,122	$6,864	$5,527	$1,387	$6,914
Construction	1,148	2	1,150	828	36	864
Business	5,468	368	5,836	4,876	414	5,290
Total commercial	12,358	1,492	13,850	11,231	1,838	13,068
Consumer:
Residential real estate	2,030	1,330	3,361	1,902	1,546	3,448
Home equity	1,781	1,105	2,887	1,618	1,134	2,752
Indirect auto	2,074	—	2,074	1,544	—	1,544
Credit cards	313	—	313	325	—	325
Other consumer	286	—	286	302	—	302
Total consumer	6,484	2,436	8,920	5,691	2,680	8,371
Total loans and leases	18,842	3,928	22,770	16,922	4,517	21,440
Allowance for loan losses	(227)	(5)	(231)	(205)	(4)	(209)
Total loans and leases, net	$18,615	$3,923	$22,538	$16,717	$4,514	$21,230

As of September 30, 2014 and December 31, 2013, we had a liability for unfunded loan commitments of $15 million and $13 million, respectively. For the nine months ended September 30, 2014 and 2013, we recognized provision for credit losses related to our unfunded loan commitments of $1 million.
Of the $2.9 billion and $2.8 billion home equity portfolio at September 30, 2014 and December 31, 2013, respectively, $1.1 billion and $1.0 billion were in a first lien position at September 30, 2014 and December 31, 2013, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of September 30, 2014 and December 31, 2013.

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
The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at the dates indicated:

	September 30, 2014	December 31, 2013
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$13	$18
Carrying amount	8	12
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	2,718	3,301
Carrying amount	2,661	3,233
Other acquired loans
Outstanding principal balance	1,296	1,321
Carrying amount	1,260	1,273
Total acquired loans
Outstanding principal balance	4,028	4,640
Carrying amount	3,928	4,517
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2013	$(1,057)
Net reclassifications from nonaccretable yield	(15)
Accretion	199
Other (1)	22
Balance at December 31, 2013	(851)
Reclassifications from nonaccretable yield	(5)
Accretion	108
Other (1)	55
Balance at September 30, 2014	$(693)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
During the nine months ended September 30, 2014 and 2013, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances.  The increase in prepayment speed assumptions reduced our accretable discount by $55 million and $22 million, respectively.  These changes did not materially impact our interest income or net interest margin.

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
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	13	23	1	4	9	9	5	63
Charge-offs	(8)	(16)	(1)	(3)	(6)	(10)	(6)	(51)
Recoveries	3	2	—	1	1	1	1	10
Balance at end of period	$54	$129	$2	$9	$13	$13	$6	$227
Allowance for loan losses:
Individually evaluated for impairment	$2	$2	$1	$1	$—	$—	$—	$6
Collectively evaluated for impairment	53	127	1	7	13	13	5	221
Total	$54	$129	$2	$9	$13	$13	$6	$227
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$66	$59	$21	$7	$3	$—	$2	$158
Collectively evaluated for impairment	6,824	5,409	2,009	1,775	2,071	313	284	18,684
Total	$6,890	$5,468	$2,030	$1,781	$2,074	$313	$286	$18,842
Nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	6	42	(2)	3	6	8	6	68
Charge-offs	(6)	(23)	(1)	(2)	(2)	(2)	(6)	(43)
Recoveries	4	2	—	—	—	1	1	9
Balance at end of period	$41	$119	$2	$6	$8	$13	$6	$195
Allowance for loan losses:
Individually evaluated for impairment	$2	$5	$1	$2	$—	$—	$—	$10
Collectively evaluated for impairment	39	115	1	3	8	13	6	185
Total	$41	$119	$2	$6	$8	$13	$6	$195
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$82	$58	$20	$6	$1	$—	$2	$170
Collectively evaluated for impairment	6,012	4,683	1,862	1,531	1,338	312	304	16,042
Total	$6,094	$4,741	$1,883	$1,537	$1,339	$312	$306	$16,212

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$54	$124	$2	$9	$12	$13	$5	$220
Provision for loan losses	3	9	—	—	3	3	2	20
Charge-offs	(2)	(4)	—	(1)	(2)	(3)	(2)	(15)
Recoveries	—	1	—	—	—	—	—	2
Balance at end of period	$54	$129	$2	$9	$13	$13	$6	$227
Three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$43	$107	$3	$6	$6	$13	$6	$182
Provision for loan losses	(3)	22	—	1	3	2	2	25
Charge-offs	(2)	(10)	—	—	(1)	(2)	(2)	(18)
Recoveries	3	—	—	—	—	—	1	5
Balance at end of period	$41	$119	$2	$6	$8	$13	$6	$195

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	1	3	—	—	5
Charge-offs	(1)	—	—	(3)	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$5
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	5
Total	$—	$—	$1	$3	$—	$—	$5
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$2	$—	$4	$—	$—	$6
Collectively evaluated for impairment	—	285	—	968	—	—	1,253
Loans acquired with deteriorated credit quality	1,124	81	1,330	133	—	—	2,668
Total	$1,124	$368	$1,330	$1,105	$—	$—	$3,928
Nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	2	—	1	2	—	(1)	4
Charge-offs	(2)	—	—	—	—	(1)	(2)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$2	$—	$—	$3
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	2	—	—	3
Total	$—	$—	$1	$2	$—	$—	$3
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$1	$9	$—	$3	$—	$—	$14
Collectively evaluated for impairment	—	339	—	975	—	4	1,318
Loans acquired with deteriorated credit quality	1,603	115	1,637	191	—	—	3,546
Total	$1,604	$464	$1,637	$1,170	$—	$4	$4,878

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	—	—	1	—	—	—	1
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$5
Three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$1	$1
Provision for loan losses	—	—	1	2	—	(1)	2
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$2	$—	$—	$3
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	September 30, 2014			December 31, 2013
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$57	$—	$57	$53	$1	$54
Business	37	7	43	42	9	51
Total commercial	94	7	101	95	10	105
Consumer:
Residential real estate	36	—	36	31	—	31
Home equity	23	22	45	18	20	39
Indirect auto	12	—	12	6	—	6
Other consumer	5	—	5	6	—	6
Total consumer	77	22	99	62	20	82
Total	$171	$29	$199	$157	$30	$188
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$2	$2	$6	$5

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 75% and 69% of the loans’ contractual principal balance at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014			December 31, 2013
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$21	$40	$—	$48	$63	$—
Business	32	52	—	55	84	—
Total commercial	52	92	—	103	146	—
Consumer:
Residential real estate	14	15	—	12	12	—
Home equity	3	4	—	4	5	—
Indirect auto	1	1	—	1	1	—
Other consumer	1	1	—	1	1	—
Total consumer	19	22	—	18	20	—
Total	$72	$114	$—	$121	$166	$—
With a related allowance recorded:
Commercial:
Real estate	$45	$45	$2	$24	$35	$4
Business	28	29	2	4	6	2
Total commercial	72	74	4	28	41	5
Consumer:
Residential real estate	7	8	1	8	9	1
Home equity	3	4	1	4	5	3
Indirect auto	2	2	—	1	1	—
Other consumer	1	1	—	1	1	—
Total consumer	14	15	2	14	16	4
Total	$86	$89	$6	$42	$57	$9
Total
Commercial:
Real estate	$66	$85	$2	$72	$97	$4
Business	59	80	2	59	90	2
Total commercial	125	166	4	131	187	5
Consumer:
Residential real estate	21	23	1	20	21	1
Home equity	7	8	1	8	10	3
Indirect auto	3	4	—	1	2	—
Other consumer	2	3	—	3	3	—
Total consumer	33	37	2	32	36	4
Total	$158	$203	$6	$163	$222	$9

The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	September 30, 2014			December 31, 2013
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$1	$4	$—
Business	2	3	—	7	8	—
Total commercial	2	3	—	8	12	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	4	6	—	1	2	—
Other consumer	—	—	—	—	—	—
Total consumer	4	6	—	1	2	—
Total(1)	$6	$8	$—	$10	$14	$—

(1)	Includes nonaccrual purchased credit impaired loans.

The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	2014		2013
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Nine months ended September 30,
Commercial:
Real estate	$68	$1	$88	$1
Business	56	1	59	1
Total commercial	124	2	147	2
Consumer:
Residential real estate	21	—	23	—
Home equity	7	—	6	—
Indirect auto	3	—	1	—
Other consumer	3	—	3	—
Total consumer	34	—	33	—
Total	$157	$2	$181	$2
Three months ended September 30,
Commercial:
Real estate	$64	$—	$88	$—
Business	59	—	60	—
Total commercial	124	1	148	1
Consumer:
Residential real estate	21	—	21	—
Home equity	7	—	6	—
Indirect auto	2	—	1	—
Other consumer	2	—	2	—
Total consumer	33	—	30	—
Total	$156	$1	$178	$1

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	2014		2013
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Nine months ended September 30,
Commercial:
Real estate	$—	$—	$1	$—
Business	2	—	10	—
Total commercial	2	—	11	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	3	—
Other consumer	—	—	—	—
Total consumer	4	—	3	—
Total(1)	$6	$—	$14	$—
Three months ended September 30,
Commercial:
Real estate	$—	$—	$1	$—
Business	4	—	8	—
Total commercial	4	—	9	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	3	—
Other consumer	—	—	—	—
Total consumer	4	—	3	—
Total(1)	$8	$—	$12	$—

(1)	Includes nonaccrual purchased credit impaired loans.
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

The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
September 30, 2014
Nonaccrual loans	$101	$99	$199
Plus: Accruing TDRs	62	7	69
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(36)	(69)	(105)
Total impaired loans(1)	$127	$37	$164
December 31, 2013:
Nonaccrual loans	$105	$82	$188
Plus: Accruing TDRs	45	8	52
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(11)	(57)	(67)
Total impaired loans(1)	$139	$33	$172

(1)	Includes nonaccrual purchased credit impaired loans.
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.
The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
September 30, 2014
Originated loans
Commercial:
Real estate	$8	$5	$39	$51	$6,838	$6,890	$—
Business	5	1	13	18	5,450	5,468	—
Total commercial	12	5	51	69	12,288	12,358	—
Consumer:
Residential real estate	4	1	22	27	2,003	2,030	—
Home equity	3	1	15	18	1,763	1,781	—
Indirect auto	17	3	5	25	2,049	2,074	—
Credit cards	2	1	2	5	307	313	2
Other consumer	3	1	3	7	279	286	—
Total consumer	28	8	47	82	6,402	6,484	2
Total	$41	$13	$98	$152	$18,690	$18,842	$2
Acquired loans
Commercial:
Real estate	$4	$1	$33	$38	$1,086	$1,124	$33
Business	1	—	8	9	359	368	5
Total commercial	6	1	41	47	1,445	1,492	37

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
Consumer:
Residential real estate	14	6	63	83	1,247	1,330	63
Home equity	5	3	20	29	1,076	1,105	6
Total consumer	19	10	83	112	2,323	2,436	69
Total	$25	$11	$124	$160	$3,768	$3,928	$106
December 31, 2013
Originated loans
Commercial:
Real estate	$5	$2	$27	$34	$6,321	$6,354	$—
Business	4	3	20	28	4,849	4,876	—
Total commercial	9	5	47	61	11,169	11,231	—
Consumer:
Residential real estate	6	2	21	30	1,872	1,902	—
Home equity	3	2	12	17	1,601	1,618	—
Indirect auto	12	2	3	18	1,526	1,544	—
Credit cards	2	1	3	6	319	325	3
Other consumer	3	1	3	7	295	302	—
Total consumer	27	9	43	79	5,613	5,691	3
Total	$36	$15	$90	$140	$16,782	$16,922	$3
Acquired loans
Commercial:
Real estate	$8	$8	$37	$52	$1,371	$1,423	$36
Business	2	1	8	11	403	414	5
Total commercial	10	8	45	63	1,774	1,838	41
Consumer:
Residential real estate	19	11	64	94	1,452	1,546	64
Home equity	7	4	20	31	1,103	1,134	5
Total consumer	26	15	84	125	2,555	2,680	70
Total	$35	$23	$130	$188	$4,330	$4,517	$110

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
September 30, 2014
Originated loans:
Pass	$6,507	$5,108	$11,614	93.9%
Criticized:(1)
Accrual	326	323	649	5.3
Nonaccrual	57	37	94	0.8
Total criticized	383	360	743	6.1
Total	$6,890	$5,468	$12,358	100.0%
Acquired loans:
Pass	$1,009	$306	$1,315	88.2%
Criticized:(1)
Accrual	115	56	170	11.4
Nonaccrual	—	7	7	0.4
Total criticized	115	62	177	11.8
Total	$1,124	$368	$1,492	100.0%
December 31, 2013
Originated loans:
Pass	$6,028	$4,590	$10,618	94.6%
Criticized:(1)
Accrual	273	244	517	4.6
Nonaccrual	53	42	95	0.8
Total criticized	327	286	612	5.4
Total	$6,354	$4,876	$11,231	100.0%
Acquired loans:
Pass	$1,260	$359	$1,619	88.2%
Criticized:(1)
Accrual	162	46	208	11.3
Nonaccrual	1	9	10	0.5
Total criticized	163	55	218	11.8
Total	$1,423	$414	$1,838	100.0%

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

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Indirect auto	Credit cards	Other consumer	Total	Percent of total
September 30, 2014
Originated loans by refreshed FICO score:
Over 700	$1,781	$1,473	$1,454	$216	$171	$5,096	78.6%
660-700	120	171	338	52	47	729	11.2
620-660	57	72	161	23	24	337	5.2
580-620	33	31	60	11	14	149	2.3
Less than 580	32	31	61	7	12	143	2.2
No score(1)	8	2	—	3	18	32	0.5
Total	$2,030	$1,781	$2,074	$313	$286	$6,484	100.0%
Acquired loans by refreshed FICO score:
Over 700	$920	$861	$—	$—	$—	$1,782	73.1%
660-700	96	91	—	—	—	187	7.7
620-660	62	59	—	—	—	121	5.0
580-620	51	40	—	—	—	91	3.7
Less than 580	66	36	—	—	—	102	4.2
No score(1)	135	19	—	—	—	154	6.3
Total	$1,330	$1,105	$—	$—	$—	$2,436	100.0%
December 31, 2013
Originated loans by refreshed FICO score:
Over 700	$1,609	$1,327	$993	$223	$173	$4,324	76.0%
660-700	128	158	304	53	53	696	12.2
620-660	56	69	149	25	28	328	5.8
580-620	32	30	55	12	14	142	2.5
Less than 580	38	30	43	8	15	135	2.4
No score(1)	39	3	—	4	20	66	1.1
Total	$1,902	$1,618	$1,544	$325	$302	$5,691	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,074	$874	$—	$—	$—	$1,948	72.7%
660-700	115	103	—	—	—	218	8.1
620-660	61	57	—	—	—	119	4.4
580-620	57	39	—	—	—	95	3.6
Less than 580	75	40	—	—	—	114	4.3
No score(1)	164	21	—	—	—	185	6.9
Total	$1,546	$1,134	$—	$—	$—	$2,680	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at the dates indicated:

	September 30, 2014	December 31, 2013
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$69	$52
Nonaccrual	55	56
Total troubled debt restructurings (1)	$124	$108

(1)	Includes 87 and 40 acquired loans that were restructured with a recorded investment of $4 million and $1 million at September 30, 2014 and December 31, 2013, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Nine months ended September 30, 2014
Commercial:
Commercial real estate
Extension of term	5	$14	$1	$—
Extension of term and rate reduction	3	1	—	—
Commercial business
Extension of term	13	28	6	1
Extension of term and rate reduction	2	—	—	—
Total commercial	23	43	7	2
Consumer:
Residential real estate
Extension of term	4	—	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	7	1	—	—
Extension of term and rate reduction	7	—	—	—
Chapter 7 bankruptcy	14	1	—	—
Home equity
Extension of term	3	—	—	—
Deferral of principal and extension of term	2	—	—	—
Extension of term and rate reduction	7	—	—	—
Chapter 7 Bankruptcy	79	3	—	—
Indirect auto
Chapter 7 Bankruptcy	192	3	—	—
Other consumer
Chapter 7 Bankruptcy	33	—	—	—
Total consumer	350	10	—	—
Total	373	$53	$7	$2

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Nine months ended September 30, 2013
Commercial:
Commercial real estate
Extension of term	5	$9	$1	$1
Deferral of principal	1	8	—	—
Extension of term and rate reduction	6	16	1	—
Commercial business
Extension of term	9	10	2	—
Extension of term and rate reduction	7	1	—	—
Total commercial	28	44	4	1
Consumer:
Residential real estate
Extension of term	2	—	—	—
Rate reduction	3	—	—	—
Deferral of principal and extension of term	4	—	—	—
Extension of term and rate reduction	10	2	—	—
Chapter 7 Bankruptcy	12	1	—	—
Home equity
Deferral of principal and extension of term	1	—	—	—
Rate reduction	2	—	—	—
Extension of term and rate reduction	2	—	—	—
Chapter 7 Bankruptcy	50	2	—	—
Indirect auto
Chapter 7 Bankruptcy	73	2	—	—
Other consumer
Rate reduction	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	39	—	—	—
Total consumer	200	7	—	—
Total	228	$52	$4	$2

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended September 30, 2014
Commercial:
Commercial business
Extension of term	7	$1	—	—
Total commercial	7	1	—	—
Consumer:
Residential real estate
Extension of term	1	—	—	—
Extension of term and rate reduction	3	—	—	—
Chapter 7 Bankruptcy	2	—	—	—
Home equity
Extension of term	2	—	—	—
Extension of term and rate reduction	2	—	—	—
Chapter 7 Bankruptcy	20	1	—	—
Indirect Auto
Chapter 7 Bankruptcy	35	1	—	—
Other consumer
Chapter 7 Bankruptcy	7	—	—	—
Total consumer	72	2	—	—
Total	79	$4	$—	$—
Three months ended September 30, 2013
Commercial:
Commercial real estate
Extension of term	1	$3	$—	$—
Commercial business
Extension of term	5	3	—	—
Extension of term and rate reduction	6	1	—	—
Total commercial	12	7	1	—
Consumer:
Residential real estate
Extension of term	1	$—	$—	$—
Deferral of principal and extension of term	2	—	—	—
Extension of term and rate reduction	4	—	—	—
Chapter 7 Bankruptcy	4	—	—	—
Home equity
Rate reduction	1	—	—	—
Deferral of principal and extension of term	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	17	1	—	—
Indirect auto
Chapter 7 Bankruptcy	27	1	—	—
Other consumer
Rate reduction	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	13	—	—	—
Total consumer	73	2	—	—
Total	85	$9	$1	$—

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was $2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.
Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	September 30,
	2014	2013
Mortgages serviced for others	$3,796	$3,574
Mortgage servicing asset recorded for loans serviced for others, net	36	34
Note 3. Goodwill
The following table shows information regarding our goodwill for the periods indicated:

	Banking	Financial services	Consolidated total
Balances at January 1, 2013	$2,416	$68	$2,484
Purchase accounting adjustments(1)	(35)	—	(35)
Balances at December 31, 2013	2,381	68	2,449
Acquisitions	—	1	1
Impairment	(1,100)	—	(1,100)
Balances at September 30, 2014	$1,281	$69	$1,350
(1) Establishment of deferred tax assets in connection with the HSBC Branch Acquisition and our National City Bank branch acquisition.
We perform our annual impairment test of goodwill on November 1st of each year or more often if events or circumstances have changed significantly from the annual test date.
For the period ending September 30, 2014, we concluded it was more likely than not that the fair value of our Banking reporting unit was less than its carrying value including goodwill, given our current expectations regarding the macroeconomic and industry environment, including our view of future interest rates and our current stock price range. Accordingly, we performed a Step 1 review for possible goodwill impairment in advance of our annual impairment testing date.
Under Step 1 of the goodwill impairment review, we calculated the fair value of the Banking reporting unit using a market approach, and compared the fair value to carrying value to identify potential impairment. Under Step 1, we determined that the carrying value of our Banking reporting unit exceeded its fair value. For Step 2, we compared the implied fair value of the Banking reporting unit's goodwill with the carrying amount of the goodwill for the Banking reporting unit.
Based on our assessments under both Steps 1 and 2, we have recorded an impairment of our Banking reporting unit goodwill of $1.1 billion during the quarter ended September 30, 2014.
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

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
September 30, 2014
Derivatives designated as hedging instruments:
Interest rate swap agreements	$7	$—	$28	$1
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,336	68	3,357	69
Total derivatives	$3,342	$68	$3,385	$70
December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements	$22	$—	$13	$1
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,092	76	3,094	76
Total derivatives	$3,114	$76	$3,107	$77

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.
Some of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position of $55 million and $49 million at September 30, 2014 and December 31, 2013, respectively. We offset $69 million and $76 million of liabilities with $14 million and $27 million of assets in our Consolidated Statement of Financial Condition at September 30, 2014 and December 31, 2013, respectively, related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $80 million and $43 million at September 30, 2014 and December 31, 2013, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant for the nine months ended September 30, 2014 and 2013.
Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At September 30, 2014, we did not have any derivatives classified as cash flow hedges. At September 30, 2014, there was a $5 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.

The following table presents certain information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
Cash Flow Hedges	2014		2013		2014		2013
Interest rate swap agreements:
Amount of gain on derivatives recognized in other comprehensive income, net of tax	$—		$—		$—		$1
Amount of (loss) on derivatives reclassified from other comprehensive income to income	—	(1)	—	(1)	(1)	(1)	(1)	(1)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Operations.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $7 million and $14 million for the nine months ended September 30, 2014 and 2013, respectively, included in Capital Markets income in our Consolidated Statements of Operations.

Note 5. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income available to common stockholders	$(931)	$72	$(813)	$195
Less income allocable to unvested restricted stock awards	—	—	1	1
Net (loss) income allocable to common stockholders	$(931)	$71	$(813)	$194
Weighted average common shares outstanding:
Total shares issued	366	366	366	366
Unallocated employee stock ownership plan shares	(2)	(2)	(2)	(2)
Unvested restricted stock awards	(3)	(2)	(3)	(2)
Treasury shares	(11)	(12)	(11)	(13)
Total basic weighted average common shares outstanding	350	350	350	349
Effect of dilutive stock-based awards	—	1	—	1
Total diluted weighted average common shares outstanding	350	351	350	350
Basic (loss) earnings per common share	$(2.66)	$0.20	$(2.32)	$0.55
Diluted (loss) earnings per common share	$(2.66)	$0.20	$(2.32)	$0.55
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	11	11	11	11

Note 6. Other Comprehensive Loss
The following table presents the activity in our Other Comprehensive Loss for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	Pretax	Income taxes	Net		Pretax	Income taxes	Net
2014
Securities available for sale:
Net unrealized holding losses arising during the period	$(51)	$(19)	$(31)		$(14)	$(5)	$(9)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period	(3)	(1)	(2)	(1)	(10)	(4)	(6)	(1)
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	—	—	—	(2)	1	—	—	(2)
Amortization of net loss related to pension and post-retirement plans	—	—	—		1	—	1
Total other comprehensive loss	$(54)	$(20)	$(33)		$(23)	$(9)	$(14)

2013
Securities available for sale:
Net unrealized holding losses arising during the period	$(12)	$(4)	$(7)		$(156)	$(60)	$(96)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	—	—	—		(55)	(21)	(34)
Net unrealized losses on securities available for sale	(12)	(4)	(7)		(211)	(81)	(130)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the period	—	—	—		55	21	34
Amortization of net unrealized holding gains to income during the period	(6)	(2)	(4)	(1)	(16)	(6)	(10)	(1)
Net unrealized holding (losses) gains on securities transferred during the period	(6)	(2)	(4)		39	15	24
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	—	—	—		1	—	1	(2)
Total other comprehensive loss	$(18)	$(7)	$(11)		$(171)	$(65)	$(105)

(1)	Included in Interest income on investment securities and other in our Consolidated Statement of Operations.

(2)	Included in Interest expense on borrowings in our Consolidated Statement of Operations.

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains (losses) on securities transferred from available for sale to held to maturity	Unrealized loss on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2014	$64	$20	$(6)	$(16)	$62
Period change, net of tax	(9)	(6)	—	1	(14)
Balance, September 30, 2014	$55	$14	$(5)	$(16)	$48
Balance, January 1, 2013	$207	$(2)	$(6)	$(41)	$157
Period change, net of tax	(130)	24	1	—	(105)
Balance, September 30, 2013	$77	$22	$(6)	$(41)	$52
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of September 30, 2014, none of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”
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
There were no loans held for sale for which we elected the fair value option that were nonaccrual or 90 or more days past due as of September 30, 2014 or December 31, 2013. The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	September 30, 2014	December 31, 2013
Fair value carrying amount	$30	$50
Aggregate unpaid principal balance	29	49
Fair value carrying amount less aggregate unpaid principal balance	$1	$1
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
September 30, 2014
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$489	$—	$489	$—
U.S. Treasury	20	20	—	—
U.S. government sponsored enterprises	155	—	155	—
Corporate	829	—	824	4
Total debt securities	1,493	20	1,469	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	36	—	36	—
Federal National Mortgage Association	112	—	112	—
Federal Home Loan Mortgage Corporation	128	—	128	—
Collateralized mortgage obligations:
Federal National Mortgage Association	707	—	707	—
Federal Home Loan Mortgage Corporation	356	—	356	—
Total collateralized mortgage obligations	1,062	—	1,062	—
Total residential mortgage-backed securities	1,338	—	1,338	—
Commercial mortgage-backed securities, non-agency issued	1,608	—	1,608	—
Total mortgage-backed securities	2,946	—	2,946	—
Collateralized loan obligations, non-agency issued	1,050	—	1,050	—
Asset-backed securities collateralized by:
Student loans	265	—	265	—
Credit cards	62	—	62	—
Auto loans	231	—	231	—
Other	128	—	128	—
Total asset-backed securities	687	—	687	—
Other	22	21	1	—
Total securities available for sale	6,198	42	6,152	4
Loans held for sale (1)	30	—	30	—
Derivatives	54	—	54	—
Total assets	$6,282	$42	$6,236	$4
Liabilities:
Derivatives	$56	$—	$56	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$529	$—	$529	$—
U.S. Treasury	20	20	—	—
U.S. government sponsored enterprises	312	—	312	—
Corporate	872	—	868	4
Total debt securities	1,734	20	1,709	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	40	—	40	—
Federal National Mortgage Association	139	—	139	—
Federal Home Loan Mortgage Corporation	159	—	159	—
Collateralized mortgage obligations:
Federal National Mortgage Association	761	—	761	—
Federal Home Loan Mortgage Corporation	379	—	379	—
Non-agency issued	13	—	13	—
Total collateralized mortgage obligations	1,152	—	1,152	—
Total residential mortgage-backed securities	1,490	—	1,490	—
Commercial mortgage-backed securities, non-agency issued	1,831	—	1,831	—
Total mortgage-backed securities	3,321	—	3,321	—
Collateralized loan obligations, non-agency issued	1,431	—	1,431	—
Asset-backed securities collateralized by:
Student loans	312	—	312	—
Credit cards	73	—	73	—
Auto loans	335	—	335	—
Other	186	—	186	—
Total asset-backed securities	905	—	905	—
Other	33	22	10	—
Total securities available for sale	7,423	43	7,376	4
Loans held for sale (1)	50	—	50	—
Derivatives	49	—	49	—
Total assets	$7,522	$43	$7,476	$4
Liabilities:
Derivatives	$50	$—	$50	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Nine months ended September 30, 2014
Collateral dependent impaired loans	$11	$—	$10	$1	$—
Nine months ended September 30, 2013
Collateral dependent impaired loans	$24	$—	$14	$10	$—
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
During the nine months ended September 30, 2014, we recorded an increase of $0.3 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $11 million at September 30, 2014, which is included in our provision for credit losses. During the nine months ended September 30, 2013 we recorded an increase of $0.4 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $24 million at September 30, 2013, which is included in our provision for credit losses.

Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Nine months ended September 30,
	2014	2013
	Trust preferred securities	Trust preferred securities	Collateralized loan obligations	Total
Balance at beginning of period	$4	$14	$1,545	$1,559
Purchases	—	—	73	73
Settlements	—	(9)	(159)	(168)
Gains included in other comprehensive income	—	1	7	8
Losses included in earnings	—	(1)	—	(1)
Balance at end of period	$4	$5	$1,466	$1,471
Due to the lack of observable market data, we have classified our trust preferred securities, which are included in corporate debt securities, in Level 3 of the fair value hierarchy.
Our collateralized loan obligations ("CLOs") are securitized products where payments from multiple middle sized and large business loans are pooled together and passed on to different classes of owners in various tranches. In 2013, the markets for such securities were generally characterized by low trading volumes and wide bid-ask spreads, all driven by more limited market participants. Although estimated prices were generally obtained for such securities, the level of market observable assumptions used was limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. At September 30, 2013, our CLOs were classified in level 3 of the fair value hierarchy as fair values utilized significant unobservable inputs because observable market data was not available to incorporate into the pricing. The securities were valued either by a third party specialist using a discounted cash flow approach and proprietary pricing model or internally using similarly developed models. The models considered estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types. During the fourth quarter of 2013, we transferred our CLOs from level 3 to level 2 of the fair value hierarchy based on increased trading activity and price transparency.
As of September 30, 2014 and December 31, 2013, the fair values of our trust preferred securities are based upon third party pricing without adjustment.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	September 30, 2014				December 31, 2013
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$451	$451	1		$463	$463	1
Investment securities available for sale	6,198	6,198	1,2,3	(1)	7,423	7,423	1,2,3	(1)
Investment securities held to maturity	5,352	5,323	2		4,042	3,988	2
Federal Home Loan Bank and Federal Reserve Bank common stock	390	390	2		469	469	2
Loans held for sale	31	31	2		50	50	2
Loans and leases, net	22,538	22,807	2,3	(2)	21,230	21,774	2,3	(2)
Derivatives	54	54	2		49	49	2
Accrued interest receivable	106	106	2		103	103	2
Financial liabilities:
Deposits	$27,670	$27,683	2		$26,665	$26,695	2
Borrowings	5,662	5,710	2		5,556	5,599	2
Derivatives	56	56	2		50	50	2
Accrued interest payable	12	12	2		10	10	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $10 million and $20 million of collateral dependent impaired loans without significant adjustments made to appraised values at September 30, 2014 and December 31, 2013, respectively. All other loans and leases are classified as level 3.

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
Our fair value estimates are made as of the dates indicated, based on relevant market information and information about the financial instruments, including our judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in our assumptions could significantly affect the estimates. Our fair value estimates, methods, and assumptions are set forth below for each type of financial instrument. The method of estimating the fair value of the financial instruments disclosed in the table above does not necessarily incorporate the exit price concept used to record financial instruments at fair value in our Consolidated Statements of Condition or when measuring goodwill for impairment.
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

	Banking	Financial services	Consolidated total
Three months ended September 30, 2014
Net interest income	$273	$—	$273
Provision for credit losses	21	—	21
Net interest income after provision for credit losses	252	—	252
Noninterest income	57	18	75
Amortization of intangibles	6	1	7
Goodwill impairment	1,100	—	1,100
Other noninterest expense	276	14	290
(Loss) income before income taxes	(1,073)	3	(1,069)
Income tax (benefit) expense	(147)	1	(146)
Net (loss) income	$(925)	$2	$(923)
Three months ended September 30, 2013
Net interest income	$278	$—	$278
Provision for credit losses	28	—	28
Net interest income after provision for credit losses	250	—	250
Noninterest income	74	18	91
Amortization of intangibles	7	1	8
Other noninterest expense	210	13	223
Income before income taxes	106	4	110
Income tax expense	30	1	31
Net income	$77	$2	$79
Nine months ended September 30, 2014
Net interest income	$816	$—	$816
Provision for credit losses	69	—	69
Net interest income after provision for credit losses	747	—	747
Noninterest income	182	51	233
Amortization of intangibles	19	2	21
Goodwill impairment	1,100	—	1,100
Other noninterest expense	726	43	769
(Loss) income before income taxes	(916)	6	(910)
Income tax (benefit) expense	(122)	2	(120)
Net (loss) income	$(794)	$4	$(790)
Nine months ended September 30, 2013
Net interest income	$813	$—	$813
Provision for credit losses	73	—	73
Net interest income after provision for credit losses	740	—	740
Noninterest income	224	52	276
Amortization of intangibles	30	3	33
Other noninterest expense	632	39	671
Income before income taxes	302	10	312
Income tax expense	91	4	95
Net income	$211	$6	$218

Note 9. Condensed Parent Company Only Financial Statements
The following condensed statements of condition, the related condensed statements of income, and cash flows should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$382	$390
Investment securities available for sale	1	3
Loan receivable from ESOP	21	21
Investment in subsidiary	4,361	5,255
Deferred taxes	31	34
Other assets	16	13
Total assets	$4,812	$5,715
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$12	$13
Borrowings	710	709
Stockholders’ equity	4,090	4,993
Total liabilities and stockholders’ equity	$4,812	$5,715

	Three months ended September 30,		Nine months ended September 30,
Condensed Statements of Operations	2014	2013	2014	2013
Interest income	$—	$—	$1	$1
Dividends received from subsidiary	—	50	80	125
Total interest and dividend income	—	50	81	126
Interest expense	12	12	36	36
Net interest income	(12)	38	45	90
Noninterest income	—	—	3	1
Noninterest expense	7	6	22	23
Income before income taxes and undisbursed income of subsidiary	(19)	32	25	68
Income tax benefit	(8)	(6)	(21)	(22)
Income before undisbursed income of subsidiary	(10)	39	47	91
Undisbursed (loss) income of subsidiary	(913)	41	(836)	127
Net (loss) income	(923)	79	(790)	218
Preferred stock dividend	8	8	23	23
Net (loss) income available to common stockholders	$(931)	$72	$(813)	$195

Net (loss) income	$(923)	$79	$(790)	$218
Other comprehensive loss(1)	(33)	(11)	(14)	(105)
Total comprehensive (loss) income	$(956)	$68	$(804)	$112

(1)	See Consolidated Statements of Comprehensive (Loss) Income for other comprehensive loss detail.

	Nine months ended September 30,
Condensed Statements of Cash Flows	2014	2013
Cash flows from operating activities:
Net (loss) income	$(790)	$218
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undisbursed loss (income) of subsidiaries	836	(127)
Stock-based compensation expense	9	7
Deferred income tax expense (benefit)	2	(17)
Decrease in other assets	(5)	3
Decrease in other liabilities	(1)	(9)
Net cash provided by operating activities	51	75
Cash flows from investing activities:
Principal payments received on securities available for sale	—	1
Purchases of securities available for sale	—	(2)
Proceeds from sales of securities available for sale	2	—
Other, net	1	—
Net cash provided by (used in) investing activities	3	(1)
Cash flows from financing activities:
Return of capital from subsidiary	45	—
Dividends paid on preferred stock	(23)	(23)
Dividends paid on common stock	(85)	(84)
Net cash used in financing activities	(62)	(107)
Net decrease in cash and cash equivalents	(8)	(34)
Cash and cash equivalents at beginning of period	390	415
Cash and cash equivalents at end of period	$382	$381

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2014 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2014.
During the quarter ended September 30, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial position or liquidity.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2013 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the third quarter of 2014.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)    Executive Change in Control Severance Plan

In order to reduce the administrative burden associated with issuing and maintaining individual change in control agreements, and to ensure uniformity in severance benefits for executive officers, on November 6, 2014, the Compensation Committee of the Board of Directors of First Niagara Financial Group, Inc. (the “Company”) and the Compensation Committee of the Board of Directors of First Niagara Bank, N.A. (the “Bank”) adopted the First Niagara Bank Executive Change in Control Severance Plan (the “CIC Plan”), and entered into cancellation agreements with certain of our executive officers, including our Named Executive Officers, to terminate their existing change in control agreements (the “Agreements”) with us. Both the CIC Plan and the cancellation agreements will take effect on January 1, 2015. The severance benefits that executive officers, including our Named Executive Officers (the “CIC Participants”), are entitled to receive under the CIC Plan are substantially identical to the severance benefits they would have been entitled to receive under the Agreements, the form of which has been previously disclosed.

For purposes of the CIC Plan, a “Change in Control” is generally defined to mean (a) the acquisition of 30% or more of the common stock of the Company or the Bank; (b) certain changes in the composition of the Board of Directors of the Company or the Bank within a 24-month period; or (c) approval by the stockholders of the Company or the Bank, respectively, of a plan of dissolution or liquidation, a sale of all or substantially all of the Company’s or the Bank’s assets, respectively, or an agreement to merge, consolidate or reorganize, that results in less than 50% of the outstanding voting securities of the resulting entity being owned by the stockholders of the Company or the Bank, respectively. And a qualifying termination means a termination of employment by a Participant for Good Reason (as defined in the CIC Plan) or by us without Cause (as defined in the CIC Plan) within 24 months following a Change in Control.

If the payments or benefits to a CIC Participant would be treated as excess parachute payments for purposes of Section 280G of the Code, the payments and benefits may be reduced so that the CIC Participant is not subject to excise tax on such payments or benefits, but in no event is a CIC Participant entitled to be grossed-up for any income or excise taxes imposed on a CIC Participant with respect to the payments and benefits provided by the CIC Plan.

We will file a copy of the CIC Plan as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014.
(b)    Director Resignation Policy
On October 29, 2014, the Board of Directors (the “Board”) of First Niagara Financial Group, Inc. (the “Company”) revised the Company’s Corporate Governance Guidelines, effective immediately, to incorporate a director resignation policy for directors in uncontested elections (the “Director Resignation Policy”).
The Director Resignation Policy provides that in any uncontested election of directors, any nominee for director who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her resignation to the Governance/Nominating Committee following certification of the shareholder vote.  The Company’s Governance/Nominating Committee will promptly consider the resignation offer and will recommend to the Board whether to accept it.  In making its recommendation, the Governance/Nominating Committee will consider all factors it deems relevant. The Board will act on the Governance/Nominating Committee’s recommendation within 90 days following certification of the shareholder vote.  Following the Board’s decision, the Company will promptly disclose, in a Form 8-K, its decision whether to accept the resignation as tendered and will provide an explanation of how the decision was reached and, if applicable, the reasons for rejecting the tendered resignation.
The foregoing description of the Director Resignation Policy does not purport to be complete and is qualified in its entirety by the full text of the policy as set forth in the Company’s Corporate Governance Guidelines, which is available on the Company’s website and incorporated herein by reference.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: November 10, 2014	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)