Form 10-K
period 2014-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2015-03-17
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of March 16, 2015, there were issued and outstanding 353,343,381 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014, as reported by The NASDAQ Stock Market LLC, was approximately $3,084,373,688.

DOCUMENTS INCORPORATED
BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of our Proxy Statement:

Document	Part
Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III, Item 10
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

GENERAL
First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”). Our principal executive offices are located at 726 Exchange Street, Suite 618, Buffalo, New York. At December 31, 2014, we had $38.6 billion of assets, $27.8 billion of deposits and $4.1 billion of stockholders’ equity.
Our profitability is primarily dependent on 1) the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings, 2) credit costs for nonperforming assets, and 3) our cost to deliver these products. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates, the structure of the instrument, the credit worthiness of the borrower, and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as actions and policies of the federal government and its regulatory agencies, including the Federal Reserve. While the prolonged low interest rate and weak economic environment has pressured our net interest income and margin for several years, more recently, the competition from banks and non-banks has intensified both from a pricing and structural perspective. Absent an improvement in the competitive environment, net interest income will be challenged until we see an increase in short term interest rates. We manage our interest rate risk as described in "Market Risk" in this report, Part II Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
The Federal Reserve implements national monetary policies (with objectives of maximum employment and targeted levels of inflation) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, by varying the target federal funds and discount rates and by varying the supply of money. The actions of the Federal Reserve in these areas influence the growth of our loans, investments, and deposits, and also affect interest rates that we earn on interest-earning assets and that we pay on interest-bearing liabilities.
During the third quarter of 2011, the Federal Reserve announced that it intended to keep interest rates low through mid-2013, and has taken certain actions, such as “Operation Twist” and Quantitative Easing, aimed at keeping short- and long-term interest rates low, thus spurring economic growth in the labor and housing markets. The most recent round of Quantitative Easing (QE3) began in September 2012, and was an open-ended program calling for the purchase of $40 billion per month in agency mortgage-backed securities. In December 2012, the Federal Open Market Committee ("FOMC") stated they anticipate that the current exceptionally low federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the FOMC's 2% longer-run goal, and longer -term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC stated it would also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. At the December 2012 meeting, the FOMC also announced it would continue purchasing additional agency mortgage-backed securities at the pace of $40 billion each month and add additional purchases of longer-term Treasury securities initially at a pace of $45 billion per month.

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
In January 2014, the Fed announced that it would continue tapering its monthly purchases of Treasury and agency mortgage-backed securities by an additional $10 billion, thereby reducing the level of purchases to $65 billion per month.
In September 2014, the Federal Reserve released its mechanisms for how they will raise interest rates when the decision is made to do so and include, in addition to conventional measures such as increases to the Federal Funds Rate, new tools such as paying interest on excess reserves and the use of reverse repurchase agreements. The timing and use of these tools may affect the direction and impact of short-term rate increases.
In October 2014, the Fed announced it had discontinued the quantitative easing program. While the FOMC voted to discontinue monthly bond purchases, they are increasingly divided on the timing of any increase to short-term interest rates. Certain Federal Reserve policy officials have expressed growing concern that maintaining an accommodative monetary policy for longer will lead to inflation exceeding the Federal Reserve’s 2% inflation target and accordingly, the timing of the first increase to short-term interest rates should be during 2015. This view is currently offset by other FOMC members, including Federal Reserve Chair, Janet Yellen, who believe the accommodative policy needs to be maintained and that the Federal Reserve would continue to hold interest rates low until the outlook for the labor market and the general economy improve, including higher overall wages and fewer part time employees. Additionally, some market participants are expressing views that the Federal Funds terminal rate will be 2% lower than historic levels of 4% to 5%, which would impact the steepness of the yield curve in a normalized interest rate environment if correct. Further, depositor behavior is also subject to much debate regarding the pace and timing of deposits flowing out of the banking system.
On December 17, 2014 the FOMC released their Meeting Statement and Economic Projections that, among other things, provide each FOMC participant’s judgment of the midpoint of the appropriate target range for the federal funds rate. The FOMC members’ median projection for the federal funds rate at the end of 2015 is 1.125%. Despite these projections, the continued low levels of inflation and the recent decline in oil prices has caused the market to believe the Fed will not raise the federal funds rate as soon or as high as these projections. As a result, the current futures market has the pushed first rate hike to the third quarter of 2015 and continues to move later in the year. Additionally, longer term interest rates have declined and the 10 year Treasury rate has fallen to a low of 1.64% on January 30, 2015, the lowest since the second quarter of 2013. In its release after the January 28, 2015 meeting, the FOMC acknowledged the deceleration in inflation and energy costs but stated they expect inflation to rise toward the target level over the medium term. They also expressed their assessment of when to begin raising rates will need to factor in international developments. We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable.
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
The Bank is positioned as a leading regional bank, with its footprint reaching across New York, Western and Eastern Pennsylvania, Connecticut and Western Massachusetts, providing our retail consumer and business customers with banking services including residential and commercial real estate loans, commercial business loans, consumer loans, wealth management products, as well as retail and commercial deposit products. Additionally, we offer insurance services through a wholly-owned subsidiary of the Bank. As of December 31, 2014, the Bank consolidated with its subsidiaries had $38.5 billion of assets, $28.0 billion of deposits, and $4.4 billion of stockholder’s equity, employed over 5,700 people, and operated through 411 branches and several financial services subsidiaries.
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets.
The Bank’s subsidiaries provide a range of financial services to individuals and companies in our market and service areas: First Niagara Funding, Inc. and First Niagara Business Trust, each a real estate investment trust (“REIT”) which primarily originate and hold some of our commercial real estate and business loans, certain residential mortgages, and home equity loans; First Niagara Realty, Inc., which holds commercial other real estate owned; First Niagara Servicing Company, which owns and partially services loans that are collateralized by property in Connecticut; and First Niagara Risk Management, Inc. (“FNRM”), our full service insurance agency, which sells insurance products, including business and personal insurance, surety bonds, life, disability and long-term care coverage. FNRM also provides risk management advisory services such as alternative risk and self-insurance, claims investigation and adjusting services, and third-party administration of self-insured workers’ compensation plans.
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
We have adopted a Code of Ethics that is applicable to our senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, among others. The Code of Ethics is available on the Investor Relations page of our website. Additionally, we have adopted a general Code of Conduct that sets forth standards of ethical business conduct for all of our directors, officers and employees. This Code of Conduct is also available on our website.
FORWARD LOOKING STATEMENTS
Certain statements we make in this document may be considered “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. You can identify these forward-looking statements by our use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect, and other similar expressions. These forward-looking statements include: statements of our goals, intentions, and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the asset quality of our loan and investment portfolios; statements surrounding the level of our allowance for loan losses; and estimates of our risks and future costs and benefits.
Forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	General economic conditions, either nationally or in our market or service areas, that are worse than expected;

•	Increased competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments;

•	Changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements;

•	Changes in consumer spending, borrowing, and savings habits;

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board;

•	Our ability to enter new markets successfully and capitalize on growth opportunities;

•	Changes in our organization, compensation, and benefit plans;

•	Execution risk associated with our Strategic Investment plan; and

•	Regulatory approval to continue payment of common and preferred dividends.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
MARKET AREAS AND COMPETITION
Our business operations are concentrated in our primary market areas of New York, Western and Eastern Pennsylvania, Connecticut, Western Massachusetts and the Tri-State area which includes Lower Hudson Valley, Fairfield County, Connecticut, and Northern New Jersey. Therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results.
Our primary lending and deposit gathering areas are generally concentrated in the same areas as our branches. We face significant competition in both making loans and attracting deposits in our markets as they have a high density of financial institutions, some of which are significantly larger than we are and have greater financial resources. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies, and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions, as well as additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies, as well as nontraditional competitors such as large retailers offering bank-like products. In addition to the traditional sources of competition for loans and deposits, payment processors and other companies exploring direct peer-to-peer banking provide additional competition for our products and services. In these marketplaces, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors. We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. We have created a customer-centric organization structure that brings our customers' needs and preferences closer to the executive team that enables us to be more responsive to our customers.
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
We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2014, we operated 411 bank branches, including 194 in New York primarily located near Buffalo, Rochester, Syracuse and Albany; 122 branches in Pennsylvania primarily located near Philadelphia, Pittsburgh, Erie, and Warren; 84 branches in Connecticut primarily located near New Haven and Hartford; and 11 in Western Massachusetts primarily located near Springfield.

LENDING ACTIVITIES
Our principal lending activity has been the origination of commercial business and real estate loans, and residential mortgage loans to commercial and retail customers generally located within our primary market and service areas.
Our Commercial business is positioned for continuing success. Our footprint provides ample opportunity for growth and our strategy seeks to capitalize on our commercial business scale by driving organic growth, investing in infrastructure, and expanding our product set. We are focused on providing a full range of services to our commercial banking clients through a regional, decentralized approach with plans to invest further in healthcare capabilities, use asset based lending opportunities for access to broader markets and industries, enhance our leasing capability, lead more syndicated transactions, and leverage our risk management products to further increase fee income. Our Commercial business also offers indirect auto loan products to dealers.
Our Consumer Financial Services business is focused on acquiring core deposit relationships from consumer and small business customers. These core deposit relationships provide a low cost of funds and are the cornerstone of household profitability. Our Consumer Financial Services business provides merchant services and payroll to our small business customers and is also focused on consumer finance, offering an array of products including residential mortgage loans, home equity loans, and credit card products.
Winning, expanding and retaining consumer relationship customers is driven by a clear value proposition:

•	Doing business with us will be simple, easy, fast and secure for our customers.

•	We will deliver a friendly, helpful and proactive customer experience.

•	We will take a personal interest in helping our customers earn more, pay less and borrow wisely.
We are committed to delivering an improved customer experience by developing a customer-centric culture and providing our customers with the best experience possible based on their individual needs, however they choose to do business with us, whether it's in the branch, online, on their mobile phone, through our call center, or at an automated teller machine ("ATM"). We offer a convenient and efficient multi-channel customer experience and the strength of a dense and efficient branch network. Product development efforts are focused on meeting the banking, investment and insurance needs of our clients and our products are designed to be simple and easy to use while creating a fair value exchange for our customers and shareholders. Through a targeted and multi-channel marketing effort we deliver relevant offers to our customers and prospects and efficiently drive the sales and service experience.
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
As part of our strategic initiatives to fully service our larger corporate clients generally located within our primary market and service areas, we look to strengthen our commercial business relationships by offering not only larger loans, but more and better solutions. This includes products and services such as standby letters of credit, treasury management, foreign exchange, remote deposit capture, merchant services, wire transfers, lock-box, business credit and debit cards, and business online banking.
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
Our multi-family portfolio has historically been a homogeneous portfolio of apartment complexes in Upstate New York. In recent years, we have expanded this offering by moving up market and making larger size loans throughout our footprint and in contiguous states. The collateral securing these loans now also includes mid and high rise urban multi-family properties.
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

We generally have sold newly originated conventional 15 to 30 year fixed-rate loans as well as FHA insured and VA guaranteed loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. During 2014, we originated and held $190 million of fixed rate, 30 year jumbo loans and intend to continue to originate and hold these types of loans in 2015. We intend to continue to hold the majority of our newly originated ARMs in our portfolio, but may occasionally sell these loans to FNMA, FHLMC, or wholesale lenders. Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor. Loans with LTVs in excess of 80% are required to carry mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.
We offer ARM products secured by residential properties. These ARMs have terms up to 30 years, with rates that generally adjust annually after five or seven years. After that initial fixed rate period of time, the interest rate on these loans resets based upon a spread or margin above a specified index (e.g., LIBOR). Our ARM loans are generally subject to limitations on interest rate increases and decreases of up to 2% per adjustment period and a total adjustment from the initial interest rate of up to 6% over the life of the loan. These loans generally require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.
ARMs generally pose higher credit risks relative to fixed-rate loans primarily because, as interest rates rise, the payment amounts due from the borrowers rise, thereby increasing the potential for default. In order to manage this risk, we generally do not originate adjustable-rate loans with less than an initial fixed term of five years. Additionally, we do not offer ARM loans with initial teaser rates.
We have made all necessary systematic, procedural and underwriting changes, both manual and automated, including elimination and modification of certain product offerings to adhere to Qualified Mortgage ("QM") guidance under the Mortgage Reform and Anti-Predatory Lending Act of the Dodd Frank Wall Street Reform and Consumer Protection Act which is described more fully in "Supervision and Regulation."  During 2014, less than 2%, or $30 million, of our originated residential real estate loans were not QMs.
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
Asset Quality Review
We review loans on a regular basis. Consistent with regulatory guidelines, we provide for the classification of loans which are considered to be of lesser quality as special mention, substandard, doubtful, or loss. We consider a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well defined weakness that jeopardizes collection of the loan. Substandard loans include those loans where there is the distinct possibility that we will sustain some loss of principal if the deficiencies are not corrected. Loans that we classify as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses presented make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, improbable. Loans that we classify as loss are those considered uncollectible and of such little value that their continuance as an asset is not appropriate and the uncollectible amounts are charged off. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risks to warrant classification. Any loan not rated special mention, substandard, doubtful, or loss is considered pass rated. Watch-list loans are performing and are considered pass, but warrant greater attention than those loans in other pass grades. While the watch-list loans warrant more attention than other pass grades, they do not exhibit characteristics of a special mention loan.
We classify certain substandard loans and all doubtful loans as nonaccrual loans and we evaluate them individually for impairment. Beginning in the second quarter of 2014, we raised the threshold for evaluating commercial loans individually for impairment from $200 thousand to $1 million. When we classify problem loans as a loss, we charge-off the amount of impairment against the allowance for loan losses. Our determination as to the classification of our loans and the amount of our allowance is subject to ongoing review by regulatory agencies, which can require us to establish additional credit allowances. We regularly review our loan portfolio to ensure that loans are correctly graded and classified in accordance with our policy and applicable regulations.

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

We invest in a diversified portfolio of investment securities. Residential mortgage backed securities and collateralized mortgage obligations ("CMOs") issued and guaranteed by the FNMA, FHLMC, Government National Mortgage Association (“GNMA”) comprise the largest part of our portfolio. Our debt securities are primarily comprised of corporate debt, municipal bonds, and debt issued by U.S. government sponsored enterprises. We also invest in other investments which carry higher yields given their credit risk profile, including collateralized loan obligations (“CLOs”) backed by corporate loans and other types of structured financing, commercial mortgage backed securities ("CMBS") collateralized by commercial mortgages, and asset-backed securities (“ABS”) collateralized by auto loans, student loans, credit cards, or other consumer financial assets.
Our investment strategy utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall credit risk, interest rate risk, and liquidity position. To accomplish these objectives, we focus on investments in mortgage related securities, including CMOs, and other structured products. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives at purchase in excess of seven years. The portfolio also carries a certain level of regulatory risk as asset classes, such as CLOs, may be impacted by future new regulations.
As of December 31, 2014, our investment portfolio's largest component is residential mortgage-backed securities. In addition, we have diversified the portfolio with commercial mortgage-backed securities, asset-backed securities, collateralized loan obligations and corporate bonds. Purchases made will generally be re-deployed into the same investment component, keeping the mix of the portfolio relatively unchanged.
SOURCES OF FUNDS
Deposits and borrowed funds, primarily FHLB advances and repurchase agreements, are the primary sources of funds we use for lending, investing, and other general purposes. In addition, we receive repayments on and proceeds from our sales of loans and securities, and cash flows from our operations. We have available lines of credit with the FHLB of New York, Federal Reserve Bank (“FRB”), and commercial banks, which can provide us liquidity if the above funding sources are not sufficient to meet our short-term liquidity needs.
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
SEGMENT INFORMATION
Information about our business segments is included in Note 17 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” We have identified two business segments: banking and financial services. Our financial services activities consist predominantly of insurance sales. All of our other activities are considered banking.

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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Not all the rules required or expected to be implemented under the Dodd-Frank Act have been adopted or even proposed, and certain of the rules that have been adopted or proposed under the Dodd-Frank Act are subject to phase-in or transitional periods. The implications of the Dodd-Frank Act for our businesses continue to depend to a large extent on the implementation of the legislation by the Federal Reserve and other agencies as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act.
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
Qualified Mortgage Rules
Pursuant to the Dodd-Frank Act, the CFPB has adopted amendments, which became effective January 10, 2014, to the regulations that implement the Truth in Lending Act. These amendments address mortgage origination practices by certain creditors, including the Bank. The amendments generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay a mortgage (the “ability-to-repay requirement”), a violation of which can subject the creditor to enforcement actions and liability for amounts including previously paid finance charges, offsets in foreclosure for such finance charges and actual damages. The amendments provide that mortgages deemed to be QMs that are “higher priced” are entitled to a rebuttable presumption that the creditor making the loan satisfied the ability-to-repay requirements and those mortgages deemed to be QMs that are not “higher priced” are entitled to a safe harbor from the ability-to-repay requirements.
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
The amendments also provide for a temporary category of qualified mortgage that will phase out over time ("Temp QM"). The underwriting requirements for such mortgages have more flexible underwriting requirements-in particular, they are not required to meet the 43% debt-to-income cap so long as they satisfy the general product feature prerequisites for a qualified mortgage and also satisfy the underwriting requirements of, and are therefore, eligible to be purchased, guaranteed or insured by, the GSEs (Fannie Mae or Freddie Mac) while they operate under Federal conservatorship or receivership, the Department of Housing and Urban Development (i.e., the Federal Housing Administration), the Department of Veteran Affairs, the Department of Agriculture or Rural Housing Services. The vast majority of our loans fall into the Temp QM definition, with a small percentage identified as qualified mortgages and an even smaller percentage as “Non-QMs” (loans that follow the ability-to-repay requirements but cannot be sold to the agencies and do not meet one or more QM requirements). Although the Bank has determined that we will continue to originate Non-QMs, with enhanced guidelines, we also made some changes to our existing products in order to ensure compliance with the new regulations and mitigate risk:

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
Durbin Amendment
In July 2013, the U.S. District Court for the District of Columbia (the "District Court") issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning electronic debit card transaction fees and network exclusivity arrangements (i.e., routing for PIN and signature debit card transactions) (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act (the “Durbin Amendment”). The District Court held that, in adopting the Current Rule, the Federal Reserve violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule's maximum permissible fees of 21 cents per transaction were too high. In addition, the District Court held that Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. In September 2013, the District Court agreed to stay its ruling pending the Federal Reserve's expedited appeal to the District of Columbia Circuit Court of Appeals (“D.C. Circuit”). In January 2014, following receipt of appellate and amicus briefs in the case, a three-judge panel for the D.C. Circuit heard oral arguments in this case. In March 2014, the D.C. Circuit largely ruled in favor of the Federal Reserve's interpretation of the Durbin Amendment.  On January 20, 2015, the Supreme Court declined to consider or appeal the D.C. Circuit's ruling.
Capital Requirements
General Risk-Based Capital Rules

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve. The Bank is subject to similar capital requirements administered by the OCC. These rules are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet obligations. The Federal banking agencies' risk-based capital rules applicable to all bank holding companies and banks, which they refer to as their “general risk-based capital rules” and as applied to us through December 31, 2014 are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "Basel Committee"), referred to as “Basel I”. Under these rules, bank holding companies and banks, which together we are referring to as “banking organizations,” are required to maintain minimum ratios for Tier 1 capital and Total capital to risk-weighted assets (including certain off-balance sheet items, such as loan commitments and letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A banking organization's capital, in turn, is classified in one of two tiers, depending on type:

•
Tier 1 Capital. Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets, certain accumulated other comprehensive income items and certain other assets.

•
Tier 2 Capital. Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Under the Basel I general risk-based capital rules, banking organizations are required to maintain Tier 1 capital and “Total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). Banking organizations also must maintain a leverage ratio of Tier 1 capital to total adjusted quarterly assets. The minimum leverage ratio requirement is 3.0% for certain highly-rated banking organizations and 4.0% for all others, unless a more stringent minimum requirement is specified by the relevant Federal banking agency. Under the general risk-based capital rules, the Company and the Bank are subject to the 4.0% minimum leverage ratio requirement. See Note 10 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for our risk-based and leveraged capital ratios as of December 31, 2014, 2013, and 2012.
The federal banking agencies’ capital rules also include advanced models-based approaches based on the Basel Committee’s framework referred to as “Basel II”. Those rules, however, only apply to banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as “advanced approaches” banking organizations) and, accordingly, do not apply to either the Company or the Bank.
Basel III and the New Capital Rules
In July 2013, the Federal Reserve and the OCC published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.
The New Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components), with full phase-in to be completed by January 1, 2019. The New Capital Rules implement the Basel Committee's December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. general risk-based capital rules. The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing Basel I risk-weighting approach, with a more risk-sensitive one based, in part, on the standardized approach set forth in "Basel II." The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies' rules.
The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The New Capital Rules, like the current capital rules, specify that Total capital consists of Tier 1 capital and Tier 2 capital. For most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case subject to the New Capital Rules' specific requirements. Under the New Capital Rules, all banking organizations are required to maintain a minimum leverage ratio of 4.0%, unless a more stringent minimum is specified by a relevant regulatory authority.

Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to total risk-weighted assets.

•	6.0% Tier 1 capital to total risk-weighted assets.

•	8.0% Total capital to total risk-weighted assets.

•	4% Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes) (known as the “leverage ratio”).
Beginning in 2016, the New Capital Rules will require the Company and the Bank to maintain a “capital conservation buffer” composed entirely of CET1. When it is fully phased-in in 2019, banking organizations will be required to maintain a minimum capital conservation buffer of 2.5% (CET1 to Total risk-weighted assets), in addition to the minimum risk-based capital ratios. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer, a banking organization must maintain the following: (i) CET1 to total risk-weighted assets of at least 7%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (that is Tier I plus Tier 2) to total risk-weighted assets of at least 10.5% by January 1, 2019, upon full phase-in of the capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain a capital conservation buffer of 2.5% or more will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the general risk based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) are reversed for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banks, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items.
Consistent with the section 171 of the Dodd-Frank Act, the New Capital Rules allow certain banking holding companies to include certain hybrid securities, such as trust preferred securities, in Tier 1 capital. The Company had less than $15 billion in assets as of December 31, 2009. Accordingly, and based on Federal Reserve Board interpretations of our acquisitions, the trust preferred securities classified as long-term debt on our balance sheet will be included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the New Capital Rules and would be included as Tier 2 capital.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to the Bank, the New Capital Rules also revise the “prompt corrective action” regulations established pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement for each capital category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each capital category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that allows certain highly-rated banking organizations to maintain a 3.0% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the Total risk-based capital requirement for any capital category.
The New Capital Rules prescribe a new standardized approach for risk weighted-assets that expands the risk-weight categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the asset. The new risk-weight categories generally range from 0% for U.S. government and agency securities, to 1250% for certain securitized exposures, and result in higher risk weights for a variety of asset categories. In addition, the New Capital Rules provide more favorable risk weights for derivatives and repo-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
Based on our interpretation of the New Capital Rules, we have evaluated the impact of the phase in of the New Capital Rules on our numerator and denominator and we believe we will meet the minimum capital ratios plus the fully phased in capital conservation buffer as implemented.
Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity. The current requirements and the Company's actual capital levels are detailed in Note 10 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”
In addition to the changes outlined above, the New Capital Rules establish additional requirements for advanced approaches banks, including separate rules for denominator as well as an additional minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures and referred to in the New Capital Rules as the “supplemental leverage ratio”. As a non-advanced approaches bank, these requirements do not apply to the Company or the Bank.
Recently, the Federal Reserve issued a proposed rule that would require a bank holding company with $50 billion or more in consolidated assets to complete an assessment regarding whether it qualifies as a global systematically important bank holding company, and if so, impose an additional capital surcharge that increases its capital conservation buffer requirement based in part on wholesale funding dependence. As a bank holding company with less than $50 billion in consolidated assets, this proposal would not apply to the Company or the Bank if it is adopted as a final rule.
Liquidity Regulation
During 2014, the U.S. banking agencies adopted final rules implementing one of the two new standards provided for in the Basel III liquidity framework - its liquidity coverage ratio (“LCR”), which is designed to ensure that the bank maintains an adequate level of unencumbered high quality liquid assets equal to the bank’s expected net cash outflows for a thirty-day time horizon under an acute liquidity stress scenario. The rules as adopted apply in their most comprehensive form only to advanced approaches bank holding companies and depository institutions subsidiaries of such bank holding companies and, in a modified form, to banking organizations having $50 billion or more in total consolidated assets. Accordingly they do not apply to either the Company or the Bank.
The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. Although the Basel committee finalized its formulation of the NSFR in 2014, the U.S. banking agencies have not yet proposed an NSFR for application to U.S. banking organizations or addressed the scope of banking organizations to which it will apply. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity Risk," for a discussion of our liquidity risk management practices.
Stress Test Rules
In October 2012, the Federal Reserve and OCC published their final rules regarding company run stress tests, as required by Dodd-Frank.  The rules require covered organizations with average total consolidated assets of greater than $10 billion, including the Company and the Bank, to conduct an annual company run stress test of its capital adequacy using data as of September 30th to perform quarterly projections for a forward looking nine quarter time horizon for losses, pre-provision net revenue, balance sheet and projected regulatory capital ratios for scenarios provided by the regulators with results submitted by March 31st. Our first submission complied with such requirements and we continue to have ongoing positive dialogue with the regulators regarding our stress testing process. Our process to submit our second submission due on March 31, 2015, using data as of September 30, 2014 and the scenarios released by the regulators in October 2014, is underway. We expect to comply with the regulatory requirements. Required public disclosure of our results will commence with our Company run stress tests using data as of September 30, 2014 and having a March 31, 2015 submission date. A summary of those stress test results will be required to be disclosed in June 2015.
Enhanced Prudential Standards for SIFIs
Dodd-Frank directed the Federal Reserve to enact enhanced prudential standards applicable to bank holding companies with total consolidated assets of $50 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. A banking organization is deemed to have met the $50 billion asset criterion based on the average of the company's total consolidated assets as reported on its four most recent quarterly reports to the Federal banking agencies. We refer to such entities as “systemically important financial institutions” ("SIFIs"). Dodd-Frank mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions.
In February 2014, the Federal Reserve adopted rules, which we refer to as the “SIFI rules,” to implement certain of these enhanced prudential standards. Beginning in 2015, the rules require bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including a buffer of highly liquid assets based on projected funding needs for 30 days. Rules implementing two other components of Dodd-Frank's enhanced potential standards rules — the single-counterparty credit limits and early remediation requirements — are still under consideration by the Federal Reserve. Of the enhanced prudential standards rules adopted to date, only the risk committee requirement applies to the Company. The Company established a risk committee in January 2008 well ahead of any regulation. We are monitoring developments with respect to the SIFI Rules because of their application to us if our total consolidated assets reach $50 billion or more.
Volcker Rule
The Volcker Rule provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions to sponsor or invest in private funds or to engage in certain types of proprietary trading. Although the Volcker Rule became effective on July 21, 2012 and the final rules became effective April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by Collateralized Loan Obligations ("CLOs") where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On December 18, 2014 the Federal Reserve Board announced it would give banking entities until July 21, 2016 to conform investments in covered funds that were in place prior to December 31, 2013 ("legacy covered funds"). The Board also announced its intention to act next year to grant banking entities an additional one-year extension of the conformance period for legacy covered funds which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests to the stated provisions of the final Volcker Rule.
We have $1.0 billion of CLO investments at December 31, 2014 with a weighted average yield of 3.2% that could be impacted by this rule. These investments are further described under “Risk Management—Investment Securities Portfolio.” While we believe that it is unlikely that regulatory agencies will initiate any further changes in the Volcker Rule, we continue to evaluate structural solutions that we can apply to our CLO securities and monitor expected prepayments, refinancing and other solutions initiated by the asset managers of the CLO structure that we believe would make any remaining CLO securities compliant with the stated provisions of the final Volcker Rule.

CLO securities that are not compliant with the Volcker Rule may bear greater price risk as the conformance date draws nearer.
Should we no longer be able to hold such securities, we could i) sell these securities expeditiously, and not be able to realize the value we might be able to realize with a normal market sale; ii) recognize all unrealized losses on such securities should we determine it is not more likely than not that we can hold any securities that have a fair value less than book value to a time when the fair value would be at least equal to its book value, which could be the security’s maturity; and iii) reinvest proceeds in other, likely lower yielding investments, which would reduce our revenues. Of the bonds that do not qualify for an exclusion for loan securitizations, at December 31, 2014, we had $256 million of CLO securities with fair values less than their book values, aggregating to a $1.7 million unrealized loss. We continue to believe it is more likely than not that we can hold any underwater bonds to recovery, which could be maturity as the Federal Reserve intends to extend the holding period to July 21, 2017 and we believe that expected prepayments, refinancing and other structural remedies would enable us to make any remaining CLO securities compliant with the stated ownership interest provisions of the final Volcker Rule and thus allow us to continue holding the bonds after the conformance period ends.
Prompt Corrective Action Regulations
The Federal Deposit Insurance Act, as amended (“FDIA”), requires the Federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. Under rules in effect through December 31, 2014, a depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. As of January 1, 2015, the standards for “well-capitalized” status under prompt corrective action regulations changed by, among other things, introducing a CET 1 ratio requirement of 6.5% and increasing the Tier 1 risk-based capital ratio requirement from 6.0% to 8.0%. The total risk-based capital ratio and Tier 1 leverage ratio requirements remain at 10.0% and 5.0%, respectively.
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
The current requirements and the actual levels for the Bank are detailed in Note 10 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
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

Payment of Dividends
The principal source of the Company's liquidity is dividends from the Bank. If the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus, the prior approval of the OCC is required. Federal law also prohibits national banks, such as the Bank, from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve and should eliminate, defer or significantly reduce dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
Due to the $1.1 billion goodwill impairment charge taken in third quarter 2014, we are required to obtain regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company and consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity Risk — Parent Company Liquidity," for a discussion of the $1.1 billion goodwill impairment charge we recorded in 2014 and the impact of the charge on dividends by the Bank to the Company and by the Company to its shareholders.
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
Federal Home Loan Bank System
We are a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. As of December 31, 2014, we were in compliance with this requirement. While we are not a member of FHLB of Boston, we acquired FHLB Boston common stock in connection with a previous merger.
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
We have disclosed a material weakness in our internal control over financial reporting relating to our process for determining the level of the Allowance for Loan Losses that could, if not adequately remediated, adversely affect our ability to report our financial condition, results of operations or cash flows accurately
We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2014 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, due to the material weakness related to the process for determining the allowance for loan losses (the "allowance") described below, we have concluded that our internal control over financial reporting was not effective as of December 31, 2014. We have determined that our allowance was overstated for the second, third and fourth quarters of 2013 and the first three quarters of 2014. The errors were due to the misconduct of a mid-level employee and, to a lesser extent, by errors related to certain data, model adjustments and calculations detected in 2015. The employee was responsible for preparing the information used by our Chief Credit Officer in determining the allowance each quarter that is then subject to review and approval by our Allowance Committee. The allowance information the employee prepared and presented to our Chief Credit Officer and the Allowance Committee for the relevant periods was not based on the models and judgmental processes as required under the Company’s internal procedures, which are designed to comply with Generally Accepted Accounting Principles ("GAAP") and regulatory requirements. The employee has been terminated.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In response, we have reviewed our processes and recalculated the amounts used to determine the appropriate level of the allowance for loan losses for each impacted period. Based on this review, we have revised the amount of our allowance for loan losses for each quarter in 2014 in accordance with GAAP including both our model-driven quantitative and judgmental qualitative components of our allowance for loan losses.
In 2015, Management is making changes to its internal controls that include: (1) better segregating the roles and responsibilities of its reconciliation, review and monitoring control consisting of management self testing of the key Sarbanes-Oxley controls over the determination and documentation of the allowance, (2) establishing improved general computing controls that restrict access to applications and data, and the ability to make program changes to the models used in the determination of the allowance to the appropriate personnel and to ensure that the activities of individuals with access to modify output and make program changes are appropriately monitored. We will continue to monitor the efficacy of these and other control improvements.
If the changes in our internal controls over financial reporting as it related to our process for determining the allowance for loan losses are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control related to our process for determining the allowance for loan losses are discovered or occur in the future, our consolidated financial statements could as a result contain material misstatements that would require us to restate our financial results.
See Item 8, "Financial Statements and Supplementary Data," for Management’s Report on Internal Control Over Financial Reporting.
Economic conditions may adversely affect our liquidity, profitability, and financial condition
From December 2007 through June 2009, the U.S. economy was in recession with weaker than expected recovery to date. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have improved, certain sectors remain weak and unemployment remains high. Most recently, oil prices have declined significantly, with the price of oil decreasing to below $50 per barrel, from a high of $110 per barrel in 2011. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged or deteriorating economic conditions could have one or more of the following adverse effects on our business:

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

Overall interest rates have been at historically low levels for an unprecedented long time. Low interest rates, possibly compounded by a flat yield curve, challenge banks' net interest margin which is the main driver of income for banks of our size and scope.
Concentration in real estate loans in our footprint may increase our exposure to credit risk
At December 31, 2014, our portfolio of commercial real estate loans totaled $8.2 billion, or 36% of total loans. While our concentration of commercial real estate loans in New York has steadily decreased over the past three years, from 68% at December 31, 2010 to 50% at December 31, 2014, a large portion of this portfolio remains concentrated in this geographical area.
At December 31, 2014, our portfolio of residential real estate loans (including home equity loans) totaled $6.3 billion, or 27% of total loans. While our concentration in these loans in New York has steadily decreased over the past three years, from 67% at December 31, 2010 to 44% at December 31, 2014, a large portion of this portfolio remains concentrated in this geographical area.
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
Commercial real estate and business loans increase our exposure to credit risks
At December 31, 2014, our portfolio of commercial real estate and business loans totaled $14.0 billion, or 61% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.
More recently, we have emphasized our construction lending business. At December 31, 2014, our construction loans totaled $973 million, or 4% of total loans. There are risks inherent in construction lending, as the value of the project is uncertain prior to the completion of construction and subsequent lease-up. A sudden downturn in the economy could result in stalled projects or collateral shortfalls, thus exposing us to increased credit risk.
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
A portion of our loan portfolio is acquired and was not underwritten by us at origination
At December 31, 2014, 16% of our loan portfolio was acquired and was not underwritten by us at origination, and therefore is not necessarily reflective of our historical credit risk experience. We performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, we evaluate the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting our earnings.
Almost one-third of our assets are invested in securities, with over 13% of our portfolio in commercial mortgage-backed securities, 9% of our portfolio in collateralized loan obligations and 5% of our portfolio in asset-backed securities
Almost one-third of our assets have been invested in securities, currently with over 13% of our portfolio in commercial mortgage-backed securities, 9% of our portfolio in collateralized loan obligations and 5% of our portfolio in asset-backed securities. These securities are structured investments with complex formulas to determine the amount of cash flows that get paid to holders of each security type within the various structures. Changes in expected cash flows due to factors such as changing credit experience of the underlying collateral, changes in interest rates or changes in prepayment speeds could affect the amount of interest and principal cash flows we receive and the amount of interest income that we recognize. Additionally, given the structural complexities inherent in these types of securities, there could be cash flow provisions that we may not fully understand.

The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital
The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule in December, 2013. We are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder. We own $1.0 billion of collateralized loan obligation ("CLO") securities with a weighted average yield of 3.2% that are subject to the Volcker Rule. If we decide to sell or are required to sell these securities, our future net interest income could be adversely impacted if our alternative use for these funds yields a lower rate. A 100 basis point reduction in yield upon reinvestment of the entire CLO portfolio into similar duration securities would result in reduced net interest income of $10 million, or two cents per diluted common share.
While there is a potential for additional legislative ruling that would enable banks to continue to hold CLO securities under the Volcker Rule, to the extent this does not materialize nor do the regulators accept any structural solutions put forth by the financial services industry, we are currently subject to potentially significant price movements in these securities which could adversely impact our tangible capital. For instance, a hypothetical 10% reduction in current CLO market prices would result in a $100 million loss to our current CLO securities valuation. Since these securities are currently held as available for sale, the resulting change in Other Comprehensive Income ("OCI"), after tax, would be approximately $65 million. Further, if we decide to sell these securities or if it is more likely than not that we will be required to sell such securities before recovery, we may recognize losses that could adversely impact our regulatory capital ratios. An after tax loss of $65 million would lower regulatory capital by 25 basis points.
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
We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason
At December 31, 2014, we had $23.9 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time.  These deposit liabilities include our checking, savings, and money market deposit accounts.
Market conditions may impact the competitive landscape for deposits in the banking industry. The unprecedented low rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. Additionally, while we are not currently subject to the LCR or proposed capital surcharges related to reliance on wholesale funding as our total assets are less than $50 billion, the impacts of these may also lead to increased competition for deposits as the larger banks seek to comply with the regulations.
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
A reduction in the Company's credit rating to below investment grade could adversely impact us or the holders of our securities
We are regularly evaluated by ratings agencies. Their ratings are based on their interpretation of a number of factors, including our financial strength and factors outside of our control such as conditions affecting the financial services industry and the broader economy. In light of the difficulties facing the financial services industry, there can be no assurances that we will maintain our current ratings. In March 2014, Moody's downgraded the Company's long-term issuer rating to Ba1 (one notch below investment grade) and subsequent to our third quarter earnings release, Moody’s affirmed the rating in November 2014, but moved their outlook from stable to negative. In December 2014, Standard and Poor’s (“S&P”) downgraded the Company's long term issuer rating to BBB- (which is at the investment grade minimum) with a stable outlook. In January 2015, Fitch Ratings (“Fitch”) affirmed their rating of BBB- (which is at the investment grade minimum), but moved their outlook from stable to negative. Similar to Moody's, that will entail Fitch monitoring of our credit rating over the next 12-18 months. Key factors that would impact our future credit ratings include changes to the rating agencies' perceived risk of the organization, maintenance of stable asset quality metrics and continued accumulation of capital with the Company and the Bank remaining well-capitalized. While these credit actions have no impact on our ability to continue serving our customers, future downgrades could have adverse consequences for us. In addition to a negative perception by our customers, a downgrade of our debt securities could result in adverse price movements of such securities and higher borrowing costs on any debt securities we issue in the future. A rating downgrade of our Company to two notches below investment grade by any rating agency triggers a breach of covenant on our Company's line of credit, resulting in a possibility of limiting our access to that credit line. While this line of credit could potentially be renegotiated to cure the breach, it could result in higher interest and non-usage rates as well as additional fees.
If our total consolidated assets were to reach $50 billion, we would become subject to stricter prudential standards required by the Dodd-Frank Act for large bank holding companies
In December 2011, the Federal Reserve, pursuant to the requirements of the Dodd-Frank Act, proposed rules applying enhanced prudential standards to, among others, bank holding companies having $50 billion or more in total consolidated assets. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity requirements, risk-management requirements, stress testing of capital, credit limits and early remediation regimes. Only the stress testing of capital rules have been adopted in final form. The Federal Reserve is also required by the Dodd-Frank Act to adopt rules regarding credit exposure reporting by these institutions. The Dodd-Frank Act permits, but does not require, the Federal Reserve to apply to these institutions heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.
Our total consolidated assets were $38.6 billion at December 31, 2014. If our assets reach the $50 billion threshold, whether driven by organic growth or future acquisitions, we will become subject to the stricter prudential standards required by the Dodd-Frank Act and will incur higher levels of expense to comply with these standards.
See “Supervision and Regulation” for more information about the regulations to which we are subject.
Strong competition may limit our growth and profitability
Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms (including hedge funds and other private equity investments) operating locally and elsewhere. More recently, peer to peer lending has emerged as an alternative borrowing source for our customers and many other non-banks offer lending and payment services in competition with banks. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than us and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market areas.
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
We are subject to extensive government regulation and supervision
We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. As of January 2015, 395 (58%) of finalized Dodd-Frank rules have been issued and another 73 (19%) have been proposed.  An additional 91 (23%) total rules are expected to be proposed, which illustrates the continued and ongoing requirement of focus for financial institutions.
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
The $1.1 billion goodwill impairment charge we recorded in the third quarter of 2014 impacted our regulatory dividend capacity formula. Even though the non-cash goodwill charge did not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company and obtain a non-objection from the Federal Reserve to pay the Company dividend to our common and preferred stockholders in the future. We have received regulatory approval from the OCC to pay a first quarter 2015 capital distribution to our Bank Holding Company and non-objection from the Federal Reserve to pay common and preferred stock dividends in the second quarter of 2015, subject to customary approval from our Board of Directors.
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
The Bank paid dividends of $80 million and $175 million to the Company during 2014 and 2013, respectively. Additionally, the Bank returned capital of $85 million to the Company during 2014.
If the Bank is unable to make dividend payments to us, and sufficient cash is not otherwise available at the Company, we may not be able to make dividend payments to our common stockholders or principal and interest payments on our outstanding debt. See “Payment of Dividends” above under “Supervision and Regulation.”
In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
Our goodwill could become impaired again in the future. If our goodwill were to become impaired again, it could further limit the ability of our bank to pay dividends to our holding company, adversely impacting the holding company’s liquidity and ability to pay dividends or repay debt.
The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our common stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of the Company. We are required to test our goodwill for impairment on an annual basis, or between annual impairment tests if a triggering event occurs. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us without prior regulatory approval. At December 31, 2014, the book value of our goodwill was $1.3 billion.
In the third quarter of 2014, we recorded a $1.1 billion goodwill impairment charge. As discussed in the immediately preceding risk factor, the size of the charge impacted our regulatory capacity formula. Negative changes to the assumptions necessary for the determination of the significant estimates used in computing fair value of our Banking reporting unit would result in further impairment.
At March 16, 2015, the market value of a share of our common stock was $9.11, as compared to the $7.37 market value of our common stock utilized in our third quarter 2014 impairment computation. When we performed our annual goodwill impairment assessment as of November 1, 2014, we concluded that our goodwill balance was not impaired. The market value of a share of our common stock is the most critical input in the goodwill impairment calculation, and if the price approaches $7.37 this could be indicative of goodwill impairment, which may require us to reevaluate goodwill for impairment prior to the next annual test.
A goodwill impairment charge could impact the Bank’s ability to pay dividends to the Company. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity Risk” and Part II, Item 8, “Financial Statements and Supplementary Data–Note 10. Capital” for further details.

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
We may not be able to successfully realize the benefits from our Strategic Investment Plan, which could adversely affect our business operations and profitability
We have decided to upgrade our information technology infrastructure to increase revenue and operating leverage and decrease our overall technology operating expenses.  We are in the early stages of this initiative, and estimate the total investment to be $200 million to $250 million from 2014 to 2017. Our Board of Directors, through the recently formed Technology Committee, and Executive Management will maintain ongoing monitoring of these projects.
There is risk related to our time line and estimates of expected costs and revenues.  We may not be able to successfully implement and integrate the technology needed within our estimated time line and cost estimate, which could adversely impact the ability to increase revenue or to implement new technology solutions in an efficient manner.  While we have instituted a governance and tollgate process with the both the Board of Directors and Executive Management that will continue to monitor cost and benefit estimates throughout the implementation process, there can be no assurances that we will realize the expected benefits or additional revenue.
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
We are exposed to fraud in many aspects of the services and products that we provide
We offer debit cards and credit cards to our banking customers and expanded our online banking and online account opening capabilities in 2014.  Historically, we have experienced operational losses from fraud committed by third parties that steal credentials from our customers or merchants utilized by our customers.  We have little ability to manage how merchants or our banking customers protect the credentials that our customers have to transact with us.  When customers and merchants do not adequately protect customer account credentials, our risks and potential costs increase.  As (a) our sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) our banking services and product offerings expand, our operational losses could increase.
There are risks resulting from the complex models we utilize as part of our planning and decision making processes
Like most banks, we use models for a broad range of activities, including but not limited to: evaluating credit exposures; investment securities, including CLO prepayments and refinancing; measuring risk; preparing DFAST capital calculations; deposit behavior to changing rates; and determining capital and reserve adequacy. We have implemented a model risk governance framework and other control procedures commensurate with business activities, and the extent and complexity of the models used considering the materiality of model risk at an individual model level and in the aggregate. While models can improve business decisions, they can also increase our risk profile due to the potential for adverse consequences from decisions based on models that are either incorrect or misinterpreted. Such adverse consequences include poor decision making leading to lower revenues, higher expenses (including provisions for loan losses) and inaccurate financial reporting.
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
Our headquarters are located in our Buffalo regional market center at 726 Exchange Street, Suite 618, Buffalo, New York where we lease 161,000 square feet of space. At December 31, 2014, we conducted our business through 194 full-service branches located across New York, 122 full-service branches in Western and Eastern Pennsylvania, 84 branches in Connecticut, and 11 branches in Western Massachusetts, including several financial services offices. One hundred forty-four (144) of our branches are owned and 267 are leased.
In addition to our branch network and Buffalo regional market center, we occupy office space in our seven other regional market centers located in Rochester, Albany, and Syracuse, New York and Pittsburgh and Philadelphia, Pennsylvania and New Haven, Connecticut where we provide financial services and perform certain back office operations. We also lease or own other facilities which are used as training centers and storage. Some of our facilities contain tenant leases that are subleases. These properties include 38 leased offices and 16 buildings which we own with a total occupancy of approximately 1,600,000 square feet, including our administrative center in Lockport, New York which has 76,000 square feet. At December 31, 2014, our premises and equipment had a net book value of $407 million. See Note 4 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3.	Legal Proceedings
The nature of our business ordinarily results in a variety of pending as well as threatened legal proceedings, in the form of regulatory/governmental investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. The legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims.
On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we have not accrued reserves, consistent with applicable accounting guidance.
Based on information currently available to us, and on advice of counsel, management does not believe that judgments or settlements arising from pending or threatened legal proceedings will have a material adverse effect on our consolidated financial position. We note, however, that the outcomes of these proceedings are often unpredictable and the actual results of these proceedings, including their impact on the Company, cannot be determined with precision or at all. As a result, the outcome of a particular proceeding or a combination of proceedings, whether pending or threatened, may be material to our results of operations or cash flow for a particular period, depending upon our results for the period when the matter is resolved or its impact otherwise occurs.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2014, we had approximately 24,000 stockholders of record. During 2014, the high sales price of our common stock was $10.65 and the low sales price of our common stock was $7.00. We paid dividends of $0.32 per common share during 2014. See additional information regarding the market price and dividends paid in Item 6, “Selected Financial Data.”
We did not repurchase any shares of our common stock during 2014 and 2013 under stock repurchase plans approved by our Board of Directors. Under the current stock repurchase plan, approved by our Board of Directors on July 27, 2010, we are authorized to repurchase up to an additional 12 million shares of our common stock. This plan does not have an expiration date.

Stock Performance Graph
Below is a stock performance graph comparing (i) the cumulative total return on our common stock for the period beginning December 31, 2009 as reported by the NASDAQ Global Select Market, through December 31, 2014, (ii) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (iii) the cumulative total return of publicly traded regional banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

FIRST NIAGARA FINANCIAL GROUP, INC.

	Period Ended
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
First Niagara Financial Group, Inc.	$100.00	$105.06	$68.5	$65.35	$90.49	$74.67
NASDAQ Composite Index	100.00	118.15	117.22	138.02	193.47	222.16
KBW Regional Bank Index	100.00	120.39	114.21	129.52	190.18	194.8

ITEM 6.	Selected Financial Data

At or for the year ended December 31,	2014(1)	2013	2012(2)	2011(3)	2010(4)
	(In millions, except per share amounts)
Selected financial condition data:
Total assets	$38,551	$37,628	$36,806	$32,811	$21,084
Loans and leases, net	22,803	21,230	19,547	16,352	10,388
Investment securities:
Available for sale	5,915	7,423	10,994	9,348	7,289
Held to maturity	5,942	4,042	1,300	2,670	1,026
Goodwill and other intangibles	1,417	2,543	2,618	1,803	1,114
Deposits	27,781	26,665	27,677	19,405	13,149
Borrowings	6,206	5,556	3,716	8,127	4,893
Stockholders’ equity	$4,093	$4,993	$4,927	$4,798	$2,765
Common shares outstanding	353	354	353	352	209
Selected operations data:
Interest income	$1,207	$1,210	$1,176	$1,065	$746
Interest expense	122	117	153	184	148
Net interest income	1,086	1,093	1,023	881	598
Provision for credit losses	96	105	92	58	49
Net interest income after provision for credit losses	990	988	931	823	549
Noninterest income(5)	310	366	360	245	187
Restructuring charges	22	—	6	43	—
Goodwill impairment	1,100	—	—	—	—
Deposit account remediation	22	—	—	—	—
Merger and acquisition integration expenses	—	—	178	98	50
Other noninterest expense	980	931	867	666	473
(Loss) income before income tax	(824)	423	239	262	212
Income tax (benefit) expense	(109)	128	71	88	72
Net (loss) income	(715)	295	168	174	140
Preferred stock dividend	30	30	28	—	—
Net (loss) income available to common stockholders	$(745)	$265	$141	$174	$140
Common stock and related per share data:
(Loss) earnings per common share:
Basic	$(2.13)	$0.75	$0.40	$0.64	$0.70
Diluted	(2.13)	0.75	0.40	0.64	0.70
Cash dividends	0.32	0.32	0.32	0.64	0.57
Book value (6)	10.71	13.31	13.15	12.79	13.42
Tangible book value per common share(6)(7)	6.67	6.04	5.65	7.62	8.01
Market Price (NASDAQ: FNFG):
High	10.65	11.34	10.35	15.10	14.88
Low	7.00	7.68	7.08	8.22	11.23
Close	$8.43	$10.62	$7.93	$8.63	$13.98

(1)	Includes the impact of the $1.1 billion goodwill impairment charge and $22 million deposit account remediation.

(2)	Includes the impact of the HSBC Branch Acquisition on May 18, 2012.

(3)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(4)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(5)	Includes $21 million gain on sale of mortgage-backed securities from the securities portfolio repositioning in 2012.

(6)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(7)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

At or for the year ended December 31,	2014(1)	2013	2012(2)	2011(3)	2010(4)
	(Dollars in millions)
Selected financial ratios and other data:
Performance ratios(5):
Return on average assets	(1.87)%	0.80%	0.48%	0.62%	0.74%
Common equity:
Return on average common equity	(16.57)	5.73	3.09	4.71	5.23
Return on average tangible common equity(6)	(33.16)	12.86	6.30	8.40	8.67
Total equity:
Return on average equity	(14.79)	5.95	3.45	4.68	5.23
Return on average tangible equity(6)	(27.66)	12.31	6.55	8.33	8.67
(Loss) earnings to fixed charges:
Including interest on deposits	(9.39)	2.84	2.48	2.34	2.38
Excluding interest on deposits	(5.21)	3.63	3.51	3.34	3.57
Net interest rate spread	3.14	3.31	3.24	3.46	3.48
Net interest rate margin	3.23	3.39	3.34	3.58	3.64
Efficiency ratio(7)	152.17	63.82	76.02	71.58	66.72
Operating expenses as a percent of average loans and deposits(8)	4.28	1.96	2.47	2.52	2.40
Effective tax rate (benefit)	(13.3)	30.2	29.6	33.7	33.9
Dividend payout ratio	N/M	42.67	80.00	100.00	81.43
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.75	11.53	11.23	17.84	14.35
Tier 1 risk-based capital	9.81	9.56	9.29	15.60	13.54
Tier 1 risk-based common capital(6)	8.20	7.86	7.45	13.23	12.76
Leverage ratio	7.50	7.26	6.75	9.97	8.14
Ratio of stockholders’ equity to total assets	10.62	13.27	13.39	14.62	13.11
Ratio of tangible common stockholders’ equity to tangible assets	6.30	6.02	5.77	8.57	8.27
Risk-weighted assets	$28,186	$26,412	$24,379	$18,971	$11,809
First Niagara Bank:
Total risk-based capital	11.37%	10.99%	10.66%	16.47%	11.86%
Tier 1 risk-based capital	10.48	10.15	9.94	14.66	11.06
Leverage ratio	8.01	7.70	7.23	9.38	6.64
Risk-weighted assets	$28,146	$26,365	$24,379	$18,997	$11,828
Other data:
Number of full service branches	411	421	430	333	257
Full time equivalent employees	5,572	5,807	5,927	4,827	3,791

(1)	Includes the impact of the $1.1 billion goodwill impairment charge and $22 million deposit account remediation.

(2)	Includes the impact of the HSBC Branch Acquisition on May 18, 2012.

(3)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(4)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(5)	Computed using daily averages.

(6)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(7)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(8)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

GAAP to Non-GAAP Reconciliation

At or for the year ended December 31,	2014	2013	2012	2011	2010
	(in millions)
Reconciliation of noninterest income on operating basis to reported noninterest income:
Total noninterest income on operating basis (Non-GAAP)	$310	$366	$338	$245	$187
Gain on securities portfolio repositioning	—	—	21	—	—
Total reported noninterest income (GAAP)	$310	$366	$360	$245	$187

Computation of ending tangible common equity:
Total stockholders' equity	$4,093	$4,993	$4,927	$4,798	$2,765
Less: goodwill and other intangibles	(1,417)	(2,543)	(2,618)	(1,803)	(1,114)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	—
Tangible common equity	$2,338	$2,113	$1,971	$2,657	$1,651

Computation of average tangible equity:
Total stockholders' equity	$4,834	$4,966	$4,887	$3,713	$2,683
Less: goodwill and other intangibles	(2,249)	(2,567)	(2,315)	(1,625)	(1,064)
Tangible equity	$2,585	$2,399	$2,572	$2,088	$1,620

Computation of average tangible common equity:
Total stockholders' equity	$4,834	$4,966	$4,887	$3,713	$2,683
Less: goodwill and other intangibles	(2,249)	(2,567)	(2,315)	(1,625)	(1,064)
Less: preferred stockholders' equity	(338)	(338)	(338)	(17)	—
Tangible common equity	$2,247	$2,061	$2,234	$2,072	$1,620

Computation of Tier 1 common capital:
Tier 1 capital	$2,764	$2,526	$2,265	$2,962	$1,602
Less: qualifying restricted core capital elements	(114)	(113)	(112)	(112)	(93)
Less: perpetual non-cumulative preferred stock	(338)	(338)	(338)	(338)	—
Tier 1 common capital (Non-GAAP)	$2,312	$2,075	$1,815	$2,512	$1,509

	2014				2013
Selected Quarterly Data	Fourth quarter	Third quarter(3)	Second quarter(3)	First quarter(3)	Fourth quarter	Third quarter	Second quarter	First quarter
	(In millions, except per share amounts)
Interest income	$302	$304	$302	$300	$310	$307	$298	$296
Interest expense	32	31	30	29	30	29	29	29
Net interest income	270	273	272	271	280	278	269	266
Provision for credit losses	36	17	20	24	32	28	25	20
Net interest income after provision for credit losses	234	257	252	247	248	250	244	246
Noninterest income	77	75	81	77	89	91	96	89
Restructuring charges	9	2	—	10	—	—	—	—
Goodwill impairment	—	1,100	—	—	—	—	—	—
Deposit account remediation	(23)	45	—	—	—	—	—	—
Other noninterest expense	248	249	244	238	227	231	235	238
Income (loss) before income tax	77	(1,065)	89	75	110	110	105	98
Income tax expense (benefit)	8	(145)	13	15	33	31	33	30
Net income (loss)	69	(920)	76	60	78	79	71	67
Preferred stock dividend	8	8	8	8	8	8	8	8
Net income (loss) available to common stockholders	$62	$(928)	$68	$53	$70	$72	$64	$60

Net charge-offs	$23	$13	$14	$19	$20	$13	$13	$10
Earnings (loss) per common share:
Basic	$0.17	$(2.65)	$0.19	$0.15	$0.20	$0.20	$0.18	$0.17
Diluted	0.17	(2.65)	0.19	0.15	0.20	0.20	0.18	0.17
Cash dividends	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08
Book value(1)	10.71	10.72	13.54	13.40	13.31	13.15	13.06	13.19
Tangible book value per share(1)(2)	6.67	6.66	6.32	6.15	6.04	5.86	5.74	5.84
Market Price (NASDAQ: FNFG):
High	8.61	9.05	9.61	10.65	11.34	11.02	10.17	8.94
Low	7.00	8.32	8.27	8.19	10.14	9.78	8.79	7.68
Close	8.43	8.33	8.74	9.45	10.62	10.37	10.07	8.86

(1)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(3)Results for the first quarter of 2014 also include a $1.7 million reduction in provision for credit losses related to 2013 activity and results for the fourth quarter of 2014 include an additional $16 million in provision for credit losses for two subsequent developments after we released our earnings for the fourth quarter of 2014 on January 23, 2015. These events were: 1) a $10 million net charge-off related to a single borrower in the oil and gas industry for which we obtained new information regarding the collectability of the customer loan and 2) a $5 million provision for credit losses related to impairment on a commercial loan that was sold in March 2015. A summary of the financial statement line item changes is as follows:

	2014
(in millions)	Fourth quarter	Third quarter	Second quarter	First quarter	Year ended December 31,
Previously reported:
Allowance for loan losses	$241	$231	$224	$215	$241
Net loan charge-offs	12	13	14	19	58
Provision for credit losses	23	21	23	25	92

Revised:
Allowance for loan losses	234	223	219	214	234
Net loan charge-offs	23	13	14	19	68
Provision for credit losses	36	17	20	24	96

Impact on net income:
Income before income taxes	(13)	5	3	1	(4)
income tax expense (benefit)	(4)	1	1	—	(2)
Net income	(9)	3	2	1	(3)
Net income available to common stockholders	(9)	3	2	1	(3)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business filed here within Part I, Item I, “Business.”
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Federal Reserve, serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A., a national bank subject to supervision and regulation by the OCC. We are a multi-faceted regional bank, with a community banking model, in New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts with $38.6 billion of assets, $27.8 billion of deposits, and 411 branch locations as of December 31, 2014.
We were organized in April 1998 in connection with the conversion of First Niagara Bank, N.A. from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through the acquisition of community banks and financial services companies throughout New York; our September 2009 acquisition of National City Bank branch locations in Western Pennsylvania; our April 2010 merger with Harleysville National Corporation ("Harleysville") in Eastern Pennsylvania; our April 2011 merger with NewAlliance Bancshares, Inc. ("NewAlliance"), which allowed us to further build our organization by adding operations in Connecticut and Western Massachusetts; and our May 2012 acquisition of full-service branches from HSBC in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets. We provide our customers with a full range of products and services delivered through our customer focused operations, which include retail and commercial banking and financial services and risk management (insurance). These include commercial real estate loans, commercial business loans and leases, residential real estate, home equity, indirect auto, credit cards, and other consumer loans, as well as retail and commercial deposit products and insurance services. We also provide wealth management products and services. The markets we compete in exhibit attractive characteristics of economic growth and stability.
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
In January 2014, we announced a Strategic Investment Plan that represents a pivot in our strategic imperatives by choosing to collectively accelerate certain investments in our business focused on enhancing the customer experience. At the end of our planned three to four year investment period, our objective is to be better positioned to i) deliver greater fee generation and revenue capabilities; ii) improve operating leverage by lowering integration costs of new systems and our overall cost to serve; iii) address growing industry wide regulatory imperatives such as cybersecurity; and iv) improve our overall financial returns. The total cash spend for these investments is currently estimated at between $200 million and $250 million. Our Board of Directors has formed a Technology Committee to assist the Board of Directors in overseeing the planning and execution of our strategic investment in major technology projects; reviewing and approving major financial commitments related to the Strategic Investment Plan; from a technology perspective, monitoring how the Strategic Investment Plan competitively positions us in relation to our peers; and advising the Risk Committee of the Board of Directors on risk management associated with the Strategic Investment Plan and major technology vendor relationships.
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
Our customer-centric strategy is focused on the successful execution of our aforementioned strategic investment plan that will increase revenues, improve operating leverage and enable us to continue to maintain our strong risk management and regulatory compliance position, all of which will result in greater shareholder value. Our strategy is focused on creating a strong, competitive position by differentiating us through a fast, easy, simple and secure customer experience.
Our objective is to provide our customers with the best experience possible based on their individual needs, however they choose to do business with us, whether it's in the branch, online, on their mobile phone, through our call center, at an ATM or through whatever new channel may appear in the future. In doing so, we will drive greater customer acquisition and retention and incremental revenue growth. This customer-centric omni-channel approach is being embedded in our culture so that it guides every decision we make and every action we take.
In 2014, our cash expenditures related to implementing our strategic investment plan approximated $58 million out of the estimated $200 million to $250 million multi-year spend. In 2013, prior to the announcement of our strategic investment plan, we spent $40 million in total capital expenditures. During 2014, we completed the execution of many projects and completed the planning for more. Compared to our overall plan presented in January 2014, we accelerated certain revenue generating projects while deferring certain infrastructure investments out to 2017 that don't directly support product feature and functionality. With this acceleration of projects, we expect to realize revenues now in 2015, and earlier than originally contemplated. In 2015, cash spend is estimated to increase to approximately $70 million, which will increase year-over-year operating expenses related to such investments. However, the benefits accrued from our strategic investments completed to date will offset such expense increase.
In 2014, we completed about 25 discrete projects which provide more product features and functionality that enhances our ability to attract and retain customers. These projects also serve as the foundation upon which other revenue related projects are being built. Overall, the projects completed in 2014 were delivered on time and on budget.
Some of these completed projects and enhancements include:

•	Remote deposit capture

•	Person-to-person payment (POP money)

•	Credit card platform enhancements

•	Live chat and online marketing enhancements

•	Customer 360 platform

•	Commercial loan servicing platform

•	Indirect auto loan origination platform
Other significant projects that we expect to roll out in 2015 include:

•	Deposit online account opening capabilities

•	Treasury management suite
We continue to expect that our strategic investments will drive $80 million in incremental revenues in 2017 and improve our return profile.

FINANCIAL OVERVIEW
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis. Our results for 2014 reflect the impact of a $1.1 billion pre-tax goodwill impairment charge, $22 million in pre-tax restructuring severance expenses incurred primarily in connection with a previously announced branch staffing realignment and organization simplification, a $22 million pre-tax reserve to fund potential costs of a self-identified process issue related to certain customer deposit accounts, and $33 million in amortization of certain historic tax credits. Our results for 2013 reflect the full year impact of our HSBC Branch Acquisition, and a $6 million pre-tax charge, or $0.01 per share, related to two executive departures. Our results for 2012 reflect the partial year impact of our HSBC Branch Acquisition.
Our operating results exclude certain nonoperating income and expense items as detailed below. We believe these non-GAAP measures provide a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations.

	Year ended December 31,
(in millions, except per share amounts)	2014	2013	2012
Operating results (Non-GAAP):
Net interest income	$1,086	$1,093	$1,048
Provision for credit losses	96	105	92
Noninterest income	310	366	338
Noninterest expense	980	931	867
Income tax expense	41	128	135
Net operating income (Non-GAAP)	$279	$295	$292
Operating earnings per diluted share (Non-GAAP)	$0.70	$0.75	$0.75
Reconciliation of net operating income to net (loss) income	$279	$295	$292
Nonoperating income and expenses, net of tax at effective tax rate:
Retroactive premium amortization on securities portfolio ($25 million pre-tax)	—	—	(17)
Gain on securities portfolio repositioning ($21 million pre-tax)	—	—	14
Restructuring charges ($22 million and $6 million pre-tax in 2014 and 2012, respectively)	(16)	—	(4)
Goodwill impairment ($1.1 billion pre-tax)	(963)		—
Deposit account remediation ($22 million pre-tax)	(14)	—	—
Merger and acquisition integration expenses ($178 million pre-tax)	—	—	(116)
Total nonoperating income and expenses, net of tax	(994)	—	(123)
Net (loss) income (GAAP)	$(715)	$295	$168
(Loss) earnings per diluted share (GAAP)	$(2.13)	$0.75	$0.40
During 2014, we focused on becoming customer-centric rather than product-centric. We simplified our organization structure by bringing our customers' needs and preferences closer to the executive team which will enable us to be more responsive to our customers. We have done this by decreasing the number of organization layers between the CEO and the customer and increasing the span of control of our managers so we can be more responsive to the customer. As we simplified our organization structure around the customer, we made sure we did not jeopardize our Strategic Investment Plan or our risk management structure. In fact, we continued to build up our risk management team to ensure we proactively manage operational and credit risk and continue to stay on top of regulatory developments.

We completed several projects in 2014 related to our Strategic Investment Plan, which will increase revenues, improve operating leverage, and enable us to continue to maintain our strong risk management and regulatory compliance position, all of which will result in greater shareholder value. Our strategy is focused on creating a strong, competitive position by differentiating First Niagara through a fast, easy, simple, and secure customer experience. Our objective is to provide our customers with the best experience possible based on their individual needs which will drive greater customer acquisition and retention and incremental revenue growth. The projects we completed in 2014 provide product features and functionality that enhances our ability to attract and retain customers and serve as a foundation upon which other revenue related projects are being built.
In our consumer business, we made significant progress with the implementation of remote deposit capture, person to person payments ("POP money"), and improvements to our credit card platform. We also introduced a new mass market solution, named Simple Checking which has resulted in over 24,000 net new accounts since implementation in August. We also significantly improved our ability to serve customers through our online channel with live chat and online marketing enhancements as well as the launch of our Customer 360 platform. This platform, together with the data and analytics behind it, is the cornerstone of our customer-centric work as it will not only improve our customer service but will also help increase cross-sell revenue.
On the commercial side, in 2014 we implemented new commercial loan servicing and indirect auto loan origination platforms which enhance our revenue generating capacity and customer service as we can now meet all of the complex needs of middle market businesses and also tailor customized solutions and pricing. These new platforms also create operating leverage through automation and standardization of processes. In the second half of 2015, we will launch an online account opening platform for commercial deposits that will improve our online customer experience and drive more account acquisition. This platform will also serve as the foundation to expand online offerings of other products, enabling lower development costs and faster speed to market.
Our Strategic Investment Plan cash expenditures for 2014 amounted to approximately $58 million out of the estimated $200 million to $250 million multi-year spend. During 2013, the amount of cash expenditures totaled approximately $40 million.
In 2014, we established a $22 million pre-tax reserve to fund the potential costs of a recently self-identified process issue related to certain customer deposit accounts. This reserve related to the process issue, which dates back to April of 2012, represents our current estimate of our customer remediation plan and other resolution costs. The process issue was not related to any of our recent acquisitions nor was it related to information security, a data breach, or fraud, and customers should be confident that their account information adequately reflects the funds on deposit with us. We submitted a comprehensive remediation plan to regulators and believe that the remaining reserve is adequate to cover our estimated costs associated with resolving this issue.
During the third quarter of 2014, given our current expectations regarding the macroeconomic and industry environment, including our view of future interest rates and our current stock price ranges, we concluded that it was more likely than not that the fair value of our Banking reporting unit was less than its carrying value including goodwill. Upon calculating the fair value of our Banking reporting unit and comparing it to the carrying value, we recorded a $1.1 billion non-cash goodwill impairment charge.
Excluding the $1.1 billion non-cash goodwill impairment charge and the $22 million reserve to fund potential costs of the process issue related to certain customer deposit accounts, our 2014 results reflect continued balance sheet growth and consistent credit quality.
2014 compared to 2013
Our GAAP net loss for 2014 was $715 million, or $2.13 per diluted share, and included a pre-tax $1.1 billion goodwill impairment charge, a $22 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $22 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment as well as the above mentioned organization simplification. Excluding these charges, our non-GAAP operating net income was $279 million, or $0.70 per diluted share, for 2014. GAAP net income for 2013 was $295 million, or $0.75 per diluted share, and included a $6 million, or $0.01 per diluted share, charge related to two executive departures.
Our net interest income for 2014 decreased $8 million from 2013 to $1.1 billion and was driven by a 16 basis points decrease in our taxable equivalent net interest margin to 3.23% partially offset by a 5% increase in average interest-earning assets. The 16 basis points decrease in net interest margin in 2014 reflected lower yields on our loans resulting from the effect of new loan pricing and prepayments, the effects of which were partially mitigated by strong loan growth. However, average investment securities were lower by $175 million for 2014.
Average loan balances increased 8% in 2014 and average commercial business and real estate loans increased 8%. Average consumer loans increased 9% driven by growth in home equity and indirect auto loan balances partially offset by a decrease in residential real estate loans.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 9% over the prior year and represent 37% of our average deposit balances, up from 34% a year ago. Average noninterest-bearing checking deposits increased $461 million, or 10%, over the prior year and average interest-bearing checking balances increased $333 million, or 7%, for 2014 from 2013. Average money market deposits decreased 2% compared to the prior year. The average cost of interest-bearing deposits of 0.24% for 2014 was unchanged from 2013.
Our provision for credit losses totaled $96 million and $105 million for 2014 and 2013, respectively. The provision for loan losses on originated loans was $85 million and $96 million for 2014 and 2013, respectively. Nonperforming originated loans as a percentage of originated loans decreased to 0.90% at December 31, 2014 from 0.93% at December 31, 2013. Net charge-offs equaled 0.34% of average originated loans for 2014 and 2013. Our provision for credit losses on originated loans in the fourth quarter of 2014 covered originated net charge-offs of $21 million, and included $5 million to cover exposure to borrowers servicing the energy sector following the recent fall in oil prices, and $5 million related to impairment of a commercial loan that was sold in March 2015. The provision for credit losses also included $3 million and $2 million of provision for unfunded loan commitments in 2014 and 2013, respectively.
The provision for losses on acquired loans totaled $8 million and $7 million for 2014 and 2013, respectively. Net charge-offs for acquired loans equaled 0.14% of average acquired loans for 2014, compared to 0.09% for 2013.
For 2014, noninterest income decreased $55 million, or 15%, from 2013. Decreases in revenues from deposit service charges, capital markets income, and other income were partially offset by increases in revenues from merchant and card fees and wealth management services. Included in the decline for deposit service charges was $5 million associated with the process issue. Other income for 2014 included $33 million in amortization for historic tax credit investments, which was more than offset by lower tax expense. Noninterest expenses increased $1.2 billion during the same period. Excluding the $1.1 billion goodwill impairment charge, $22 million reserve to address a process issue related to certain customer deposit accounts, and $22 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment and organization simplification, noninterest expenses increased $49 million, or 5%. We incurred higher expenses in all line items except amortization of intangibles during 2014 as compared to the same period in 2013.
The provision for income taxes for 2014 was a benefit of $109 million, resulting in an effective tax rate benefit of 13.3%. The effective tax rate was 30.2% for the same period in 2013, resulting in income tax expense of $128 million. The effective tax rate for 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits from a taxable reorganization of a subsidiary, investments in certain historic tax credits originated by our commercial real estate business, and other small savings. The benefit from the taxable reorganization of a subsidiary and the net impact of the historic tax credit investments totaled $0.10 per share in 2014.
2013 compared to 2012

Our tax equivalent net interest margin increased five basis points to 3.39% for 2013 from 3.34% for 2012. During 2013, yields on commercial loans dropped 46 basis points compared to 2012, reflecting the cumulative impact of replacing higher yielding, fixed rate, longer duration loans that prepaid with new originations that were lower yielding, shorter duration, variable rate products. Consumer loan yields dropped 17 basis points during 2013, driven primarily by a 53 basis points decline in indirect auto yields driven by the impact of normal amortization and prepayments of balances as well as our business decision to lend to customers with higher FICO scores. These adverse impacts were partially offset by benefits derived from the acquisition of low-cost deposits through our May 2012 HSBC Branch Acquisition as the cost of our interest bearing deposits declined nine basis points in 2013 from 2012. Net interest income increased $70 million, or 7%, for 2013 compared to 2012.
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
The $828 million decrease in our available for sale and held to maturity investment securities portfolio reflected the balance sheet rotation strategy we executed during 2013 whereby we used cash flows received on our residential mortgage-backed investment securities portfolio and investment security sales to fund loan growth.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and those which require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the valuation of our investment securities, prepayment assumptions on our collateralized mortgage obligations and mortgage-backed securities, adequacy of our allowance for loan losses, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical as our judgments could have a material effect on our results of operations.
Investment Securities
As of December 31, 2014, our available for sale and held to maturity investment securities totaled $11.9 billion, or 31% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a monthly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2014 or 2013. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price, or based on internally developed models which consider estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At December 31, 2014, the par value of our portfolio of residential mortgage-backed securities totaled $7.1 billion, which included $6.6 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.3 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.
Allowance for Loan Losses
We establish our allowance for loan losses through a provision for credit losses. The level of the allowance for loan losses is based on our evaluation of the overall credit quality of our total loan portfolio. We segregate our loans between loans we originated which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.
Originated loans
We determine our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. Our commercial loan portfolio includes both business and commercial real estate loans. Our consumer loan portfolio includes residential real estate, home equity, indirect auto, credit card and other consumer loans. The allowance for loan losses is comprised of two components. The first component covers pools of loans for which there are incurred losses that are not yet individually identifiable. The allowance for pools of loans is based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends adjusted, as appropriate, for quantitative and qualitative risk factors specific to respective loan types. The second component covers loans that have been identified as impaired or are nonperforming as well as troubled debt restructurings (“TDRs”.)

Commercial loan portfolio
Commercial loans are initially evaluated using quantitative models whereby loans are grouped into pools based on similar risk characteristics such as loan type and grade to determine the historical loss rate. Our loan grading system is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk.” By loan type, the historical loss experience over an established loss emergence and look back period for each loan pool is used to calculate historical loss rates that are used as the primary driver of the quantitative historical allowance estimate. The loss emergence and historical loss look-back periods may vary based on a variety of factors. For example, a relatively long look-back may be the appropriate measure during times of economic stability; however, during a period of significant or rapid economic expansion or contraction, a shorter measurement period may be more appropriate. The loss emergence and look back periods may vary by loan pool and are considered in the determination of the historical loss rates for each pool.

Management acknowledges that mathematical models have varying levels of inherent limitations and therefore it is always necessary to analyze the model output and apply management judgment.  Accordingly, once the quantitative historical loss rates are established they may be adjusted for qualitative factors to reflect portfolio characteristics, credit concentrations and model imprecision conditions that are not captured in the historical loss rates, recent trends in loan volume and mix, delinquency, local and national economic factors, changes to the Bank’s lending policies and procedures, experience of lending staff, industrial and geographic factors, competition and legal or regulatory requirements. In addition, historical loss rates are modified when loan growth patterns or other trends indicate that the historical loss factors would not accurately reflect losses inherent in the current portfolio. Final adjustments to the historical loss rate calculation are made for known portfolio characteristics such as 100% cash secured loans and SBA guaranteed loans not captured in the modeling approach. Simulation techniques such as Monte Carlo modeling, using varying levels of confidence, are used to make such qualitative adjustments. These simulations help estimate the impact of concentrations such as large loan risk aspects within a loan portfolio and ensure that a reasonable amount of tail risk is captured. The Monte Carlo output may be adjusted for changes in loss severity based on recent trends that would affect charge-off levels. All qualitative adjustments are supported with trend (or other relevant data), which are documented in the quarterly allowance for loan loss analysis. Combining the quantitative and qualitative measurements, the Commercial loan component of our allowance for loan losses is recorded.
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
Impaired loans
We consider a commercial loan impaired, when, based on current information, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. Beginning in the second quarter of 2014, we raised the threshold for evaluating commercial loans individually for impairment from $200 thousand to $1 million. Additionally, all loans (commercial and consumer) modified in a troubled debt restructuring (“TDR”), regardless of size, are considered impaired. The impact of this change to our allowance for loan losses was not significant. This change was implemented on a prospective basis, accordingly, prior period financial disclosures were not revised. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent. We then factor any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. We typically would obtain an appraisal to use as the basis for the fair value of the underlying collateral.
Acquired Loans
Acquired loans accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)
For our acquired loans accounted for under ASC 310-30 for which subsequent decreases to the expected cash flows requires us to evaluate the need for an addition to the allowance for loan losses, our modeling techniques are similar to those we utilize for our originated loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
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
We have acquired loans in four separate acquisitions between January 2009 and May 2012. For each acquisition, we reviewed all loans greater than $1 million and considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality):

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
Goodwill
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We do not amortize goodwill and we review it for impairment at our reporting unit level on an annual basis, and when events or changes in circumstances indicate that the carrying amounts may be impaired. At December 31, 2014 and 2013, our goodwill totaled $1.3 billion and $2.4 billion, respectively. Of this, approximately 95% and 97%, respectively, was allocated to our Banking reporting unit at December 31, 2014 and 2013.
For the quarter ending September 30, 2014, we concluded it was more likely than not that the fair value of our Banking reporting unit was less than its carrying value including goodwill, given our current expectations regarding the macroeconomic and industry environment, including our view of future interest rates and our current stock price range. Accordingly, we performed a “Step 1” review for possible goodwill impairment in advance of our annual impairment testing date. Determining the fair value of the Banking reporting unit as part of the Step 1 analysis involves significant judgment. For Step 1, we used a market approach to determine the fair value.
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
Based on our assessments under both Steps 1 and 2, we recorded an impairment of our Banking reporting unit goodwill of $1.1 billion as of September 30, 2014. Upon our annual goodwill analysis, we concluded that no additional impairment was necessary.
For our annual impairment test of our Banking reporting unit as of November 1, 2014, we used a market approach to determine the fair value in Step 1 of the analysis.
In our application of the market approach for our Banking reporting unit, we utilized a 35% control premium assumption based on our review of transactions observable in the market place that we determined were comparable plus the fair value of our outstanding preferred stock and applied market based multiples to the tangible book value and projected earnings of our Banking reporting unit. The projected earnings multiples used were 10.5x and 12.1x and were based on a stock price for assessment purposes of $7.49 per share and was applied to our projected 2014 and 2015 earnings, respectively. The tangible book value multiple used was 1.1x and was based on a $7.49 stock price and tangible book value at the assessment date.
Based on our review, we concluded that the carrying amount of the Banking reporting unit exceeded its estimated fair value and thus performed “Step 2.” For Step 2, we compared the implied fair value of the Banking reporting unit's goodwill with the carrying amount of the goodwill for the Banking reporting unit.
The most significant estimates involved related to our November 1, 2014 assessment of our Banking reporting unit were made in a similar manner as our September 30, 2014 assessment. Based on our assessments under both Steps 1 and 2, no further impairment was warranted.
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
For our Financial Services reporting unit, we perform our annual impairment review of goodwill on November 1 of each year utilizing valuation methods we believe appropriate, given the availability and applicability of market based inputs for those methods. After giving appropriate consideration to all available information at that point in time, we determined that the fair value of the Financial Services reporting unit exceeded its carrying value (Step 1) and, therefore, there was no impairment of goodwill in 2014. For Step 1, we used both an income approach and a market approach to determine the fair value. Our income approach was based upon assumptions of income statement activity. An internal forecast was developed through consideration of current year financial performance and near term expectations regarding key business drivers. Long-term growth rates of 3% were then applied in determining the terminal value. A discount rate of 14% was used based upon consideration of the risk free rate, leverage factors, equity risk premium, and Company specific risk factors. In our market approach for our financial services reporting unit, we utilized a 35% control premium assumption based on our review of transactions observable in the market place that we determined were comparable to earnings for our financial services reporting unit. The market and income approaches were weighted equally.
At December 31, 2014, we concluded it was not more likely than not that the fair value of our Banking and Financial Services reporting units were less than their carrying values including goodwill. Consideration was given to our current expectations regarding the macroeconomic and industry environment, including our view of future interest rates and our current stock price range. Accordingly, we were not required to perform a Step 1 analysis as of December 31, 2014.
NET INTEREST INCOME
2014 compared to 2013
Our net interest income decreased $8 million, or less than 1%, to $1.1 billion for 2014 from 2013, reflecting a decrease in our net interest margin of 16 basis points and an increase in net-interest earning assets of $681 million. Average interest-earning assets increased $1.5 billion while average interest-bearing liabilities increased by $798 million over the same period. During 2014, compression in loan yields resulted in a 17 basis points decrease in the yield on interest-earning assets, while rates paid on interest-bearing liabilities were unchanged at 0.44%, resulting in a 16 basis points decrease in our tax equivalent net interest margin. Our 2014 net interest income benefited from $18 million in accretable yield attributable to better than expected credit performance of certain acquired loans as compared to $19 million in 2013.
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
On December 17, 2014 the FOMC released their Meeting Statement and Economic Projections that, among other things, provide each FOMC participant’s judgment of the midpoint of the appropriate target range for the federal funds rate. The FOMC members’ median projection for the federal funds rate at the end of 2015 is 1.125%. Despite these projections, the continued low levels of inflation and the recent decline in oil prices has caused the market to believe the Fed will not raise the federal funds rate as soon or as high as these projections. As a result, the current futures market has the pushed first rate hike to the third quarter of 2015 and continues to move later in the year. Additionally, longer term interest rates have declined and the 10 year Treasury rate has fallen to a low of 1.64% on January 30, 2015, the lowest since the second quarter of 2013. In its release after the January 28, 2015 meeting, the FOMC acknowledged the deceleration in inflation and energy costs but stated they expect inflation to rise toward the target level over the medium term. They also expressed their assessment of when to begin raising rates will need to factor in international developments. We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable.
Our average balance of investment securities decreased 1% year over year while yields on securities were unchanged. During 2014, $10 million in prepayments of CLOs that were purchased at a discount positively impacted the yields on securities as compared to $3 million in 2013. However, while such income from CLO payoffs benefits the quarter in which they are recognized, the long-term implication is that these assets had above market interest rates that are being replaced with other lower yielding assets.
Average loan balances increased $1.7 billion, or 8%, in 2014. Commercial loans increased $981 million, or 8%, as the pipeline remained stable throughout 2014. Indirect auto remained a source of growth through 2014, as evidenced by the $793 million, or 74%, increase in average balances. Originations in this portfolio totaled $1.3 billion with a weighted average yield of 2.98% for 2014. Also contributing to our loan growth was the $151 million, or 6%, increase in our home equity portfolio. These increases were partially offset by a $196 million, or 5%, decrease in residential real estate loans and a $25 million, or 8%, decrease in other consumer loans.
The yield on our commercial real estate and commercial business loan portfolios decreased by 41 basis points and 15 basis points, respectively, as a result of repayments and reinvestments at current market rates. Consumer loan yields dropped 27 basis points during the same period, driven primarily by a 26 basis points decline in indirect auto yields, 13 basis points decline in residential real estate, and 18 basis points decline in home equity yields. Partially offsetting these declines was a 30 basis points increase in credit card yields and 12 basis points increase in other consumer loan yields.
Commercial loan yields declined as a result of (i) new loan production being booked in a lower interest rate environment, and (ii) a shorter duration of our commercial loan portfolio.  The shorter duration resulted as a higher percentage of our new originations were variable rate, which was partially attributable to our customer derivatives capacity, which permits us to offer our customers seeking a longer term rate the flexibility to swap their variable loan obligation to a fixed rate. These variable rate originations replaced the repayment of fixed rate loans with higher rates primarily in the commercial real estate portfolio.
During 2014, our average interest-bearing deposits decreased $138 million, or less than 1%, and rates paid were unchanged from 2013, while average short-term borrowings increased $934 million, or 25%, as a result of our decision to fund our balance sheet growth and rotation through low cost short-term borrowings. This funding strategy has also decreased the rate paid on borrowings by 15 basis points. Noninterest-bearing deposits, which increased $461 million, or 10%, also served as a funding source during 2014.
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
Overall, average loans increased 13%, or $2.4 billion, in 2013. Commercial loans increased 14%, or $1.6 billion, as our pipeline remained strong throughout the year. Indirect auto contributed approximately one-third of the average net loan growth in 2013. Our average indirect auto portfolio increased $849 million, as we originated $1.3 billion in new loans during 2013. These increases were partially offset by a slight decrease in our residential real estate loans. Loan yields declined 36 basis points as commercial loan yields decreased by 46 basis points and our total consumer loan portfolio yields decreased by 17 basis points.
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
Our average borrowings decreased year over year by approximately $1.0 billion as a result of paying down borrowings upon closing of the HSBC Branch Acquisition, partially offset by our decision to fund our balance sheet growth and rotation through low cost short-term borrowings. This funding strategy also decreased the rate paid on borrowings by 16 basis points.

The following table presents our condensed average balance sheet and taxable equivalent interest income and yields. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances:

	2014			2013			2012
(dollars in millions)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$7,944	$302	3.75%	$7,446	$314	4.16%	$6,625	$318	4.72%
Business	5,617	200	3.51	5,134	190	3.66	4,402	176	3.94
Total commercial lending	13,561	502	3.65	12,580	504	3.95	11,027	494	4.41
Consumer:
Residential real estate	3,373	129	3.81	3,569	141	3.94	3,922	161	4.11
Home equity	2,832	114	4.03	2,681	113	4.21	2,476	109	4.39
Indirect auto	1,870	53	2.86	1,077	34	3.12	228	8	3.65
Credit cards	312	36	11.50	307	34	11.20	202	22	10.88
Other consumer	290	25	8.55	315	27	8.43	296	24	8.25
Total consumer lending	8,677	357	4.11	7,949	348	4.38	7,124	325	4.55
Total loans	22,238	859	3.86	20,529	853	4.15	18,151	819	4.51
Residential mortgage-backed securities(3)(4)	6,274	164	2.61	5,500	146	2.66	7,230	177	2.45
Commercial mortgage-backed securities(3)	1,595	53	3.35	1,844	68	3.69	1,855	73	3.91
Other investment securities(3)	3,994	149	3.72	4,694	158	3.36	3,704	123	3.32
Total investment securities(4)	11,863	366	3.09	12,038	372	3.09	12,790	372	2.91
Money market and other investments	134	2	1.58	189	3	1.65	257	3	1.13
Total interest-earning assets(4)	34,235	$1,227	3.58%	32,756	$1,228	3.75%	31,198	$1,194	3.83%
Noninterest-earning assets(5)(6)	3,985			4,311			4,119
Total assets	$38,220			$37,067			$35,317
Interest-bearing liabilities:
Deposits
Savings deposits	$3,571	$3	0.09%	$3,813	$4	0.10%	$3,451	$5	0.15%
Checking accounts	4,857	2	0.03	4,524	2	0.04	3,347	2	0.07
Money market deposits	9,944	22	0.22	10,167	21	0.21	9,507	26	0.28
Certificates of deposit	3,870	27	0.69	3,875	26	0.68	4,048	33	0.81
Total interest-bearing deposits	22,241	53	0.24	22,379	53	0.24	20,352	67	0.33
Borrowings
Short-term borrowings	4,678	20	0.43	3,744	15	0.41	3,163	17	0.53
Long-term borrowings	733	48	6.61	732	48	6.61	2,299	69	3.02
Total borrowings	5,411	69	1.27	4,476	64	1.42	5,462	86	1.58
Total interest-bearing liabilities	27,653	$122	0.44%	26,855	$117	0.44%	25,814	$153	0.59%
Noninterest-bearing deposits	5,173			4,712			4,041
Other noninterest-bearing liabilities	560			534			575
Total liabilities	33,386			32,101			30,430
Stockholders’ equity(5)	4,834			4,966			4,887
Total liabilities and stockholders’ equity	$38,220			$37,067			$35,317
Net interest income		$1,105			$1,111			$1,041
Net interest rate spread			3.14%			3.31%			3.24%
Net earning assets	$6,582			$5,902			$5,383
Net interest rate margin			3.23%			3.39%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities	124%			122%			121%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and unearned discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

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

	2014 vs. 2013			2013 vs. 2012
	Increase/(decrease) due to		Total increase	Increase/(decrease) due to		Total increase
(in millions)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income on:
Real estate	$20	$(32)	$(12)	$36	$(40)	$(4)
Business	17	(8)	10	27	(13)	14
Total commercial lending	37	(40)	(3)	64	(54)	10
Residential real estate	(7)	(5)	(12)	(14)	(7)	(21)
Home equity	6	(5)	1	9	(5)	4
Indirect auto	23	(3)	20	27	(1)	25
Credit cards	1	1	2	12	1	12
Other consumer	(2)	—	(2)	2	1	2
Total consumer	31	(22)	9	36	(13)	24
Total loans	68	(62)	6	102	(69)	34
Residential mortgage-backed securities	20	(3)	17	(45)	14	(31)
Commercial mortgage-backed securities	(9)	(6)	(14)	—	(4)	(5)
Other investment securities	(25)	16	(9)	33	1	35
Money market and other investments	(1)	—	(1)	(1)	1	—
Total interest-earning assets	54	(55)	(1)	89	(56)	33
Interest expense of:
Savings deposits	—	—	(1)	1	(2)	(1)
Checking accounts	—	—	—	1	(1)	(1)
Money market deposits	—	1	1	2	(7)	(5)
Certificates of deposit	—	—	—	(1)	(5)	(7)
Borrowings	12	(7)	5	(14)	(8)	(22)
Total interest-bearing liabilities	12	(7)	5	(13)	(23)	(36)
Net interest income	$42	$(48)	$(6)	$102	$(33)	$69

PROVISION FOR CREDIT LOSSES
Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for originated loan losses; needs for allowance for acquired loan losses due to deterioration in credit quality subsequent to acquisition; and probable losses associated with our unfunded loan commitments.
On February 24, 2015, the Company announced that its management had preliminarily determined that the Company’s allowance for loan losses (“allowance”) for the period ending December 31, 2014 and disclosed in the Company’s press release filed on Form 8-K on January 23, 2015 was overstated due to the misconduct of a mid-level employee.
Management and the Audit Committee of the Board of Directors have conducted investigations into this matter. The Audit Committee’s investigation found no evidence that others within the Company were aware of or participated in the employee misconduct, including senior and executive management. We have also concluded that there was no material error in our previously issued financial statements.
Our review of the allowance for each quarter back to the second quarter 2013 included both qualitative and quantitative components, which include both modeled and judgmental factors. Overall, the quarterly adjustments were immaterial and range from $1 to $5 million variance to our previously reported provision for loan losses. The cumulative impact reduced our allowances as of December 31, 2014 by $7 million to $234 million resulting in a ratio of originated allowance to originated loans of 1.18%. While these adjustments did change the amount of our estimated allowance, the adjustments do not represent cash losses and our reported net charge-offs have not changed. Further, our review revealed no new, negative information regarding the high credit quality of our portfolio.
The information in this Annual Report on Form 10-K, including our consolidated financial statements, reflects the allowance adjustments we have made as described above. For further information, see Item 6, “Selected Financial Data.”
Additionally, we have concluded that internal controls over the process to determine the allowance were insufficient to prevent a potential error from being material. Importantly, we are making changes to our internal controls over the determination of the allowance as part of our remediation plan. See “Managements Report on Internal Control Over Financial Reporting”, in Item 8 “Financial Statements and Supplementary Data.”
The following table details the composition of our provision for credit losses for the periods indicated:

	Year ended December 31,
(in millions)	2014	2013	2012
Provision for originated loans	$85	$96	$84
Provision for acquired loans	8	7	7
Provision for unfunded commitments	3	2	1
Total	$96	$105	$92
2014 compared to 2013
The provision for credit losses of $96 million for 2014 reflects continued growth in our commercial and indirect auto portfolios, as well as the changing complexion of our portfolio.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, loan growth, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for credit losses related to originated loans amounted to $85 million, or 0.47% of average originated loans, for 2014, compared to $96 million, or 0.64% of average originated loans, for 2013. The provision for 2014 covered net charge-offs of $62 million, and included $5 million to cover exposure to borrowers servicing the energy sector following the recent fall in oil prices, and $5 million related to impairment of a commercial loan that was sold in March 2015. The provision for 2013 included $44 million to support sequential originated loan growth and $52 million to cover net charge offs.
We recorded an additional $5 million of provision expense in the fourth quarter of 2014 to cover exposure to borrowers servicing the energy sector following the recent fall in oil prices. Our direct exposure to the oil and gas industry is about $141 million in balances, or 0.6% of our total loan portfolio. Additionally, our indirect exposure to the sector is about $144 million in balances, or 0.6% of our total loan portfolio. After we issued our fourth quarter 2014 earnings release on January 23, 2015 but prior to filing our Form 10-K, we obtained new information that increased our fourth quarter net charge-offs and provision for credit losses by $10 million and $16 million, respectively. These increases reflect 1) $11 million provision expense to cover a $10 million charge-off and $1 million of additional reserve related to a single borrower in the oil and gas industry for which we obtained new information regarding the collectability of the customer loan (See “Energy Related Exposures” in “Credit Risk” for our portfolio details) and 2) a $5 million provision for credit losses related to impairment on a commercial loan that was sold in March 2015. Our net charge-offs for the first quarter of 2015 will reflect the $5 million loss related to the sale of this commercial loan.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our provision related to our acquired loans was $8 million for 2014 and $7 million for 2013. In both 2014 and 2013, we recorded $7 million of provision related to the charge-off of several commercial loans acquired in the Harleysville acquisition and to adjust our estimate of the lifetime loss expected in the home equity portfolio acquired in the Harleysville acquisition.
The provision for credit losses included $3 million and $2 million of provision for unfunded loan commitments in 2014 and 2013, respectively, as a result of the organic growth in our unfunded commitments. Our total unfunded commitments were $11.0 billion and $9.5 billion at December 31, 2014 and 2013, respectively. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $16 million and $13 million at December 31, 2014 and 2013, respectively.
2013 compared to 2012
The provision for credit losses increased to $105 million for 2013 from $92 million for 2012, reflecting growth in our commercial lending and indirect auto portfolios, offset by a release of provision in our residential real estate portfolio as balances continued to decline during 2013. The provision for credit losses related to originated loans amounted to $96 million, or 0.64% of average originated loans, for 2013, compared to $84 million, or 0.73% of average originated loans, for 2012. The provision for 2013 included $52 million to cover net charge offs, and $44 million of reserve build to cover our organic loan growth.
As mentioned above, in 2013, we recorded $7 million of provision related to the charge-off of several commercial loans acquired in the Harleysville acquisition and to adjust our estimate of the lifetime loss expected in the home equity portfolio acquired in the Harleysville acquisition. In 2012, we recorded $7 million of provision related to our acquired loans primarily due to the charge-off of several commercial loans acquired in the Harleysville acquisition.
We also recorded a $2 million provision for unfunded loan commitments in 2013 as a result of the organic growth in our unfunded commitments and the associated liability. Our total unfunded commitments at December 31, 2013 were $9.5 billion. The liability for unfunded commitments amounted to $13 million and $12 million at December 31, 2013 and 2012, respectively.

NONINTEREST INCOME
The following table presents our noninterest income for the years ended December 31:

				Increase (decrease)
(dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Deposit service charges	$90	$104	$91	$(14)	$13
Insurance commissions	66	67	68	(1)	(1)
Merchant and card fees	50	49	39	2	10
Wealth management services	61	58	41	3	17
Mortgage banking	18	18	32	(1)	(14)
Capital markets income	18	22	27	(4)	(4)
Lending and leasing	18	17	15	—	3
Bank owned life insurance	15	17	14	(2)	3
Gain on securities portfolio repositioning	—	—	21	—	(21)
Other income excluding historic tax credit amortization	7	12	12	(5)	1
Total noninterest income excluding historic tax credit amortization (non-GAAP)	343	366	360	(22)	6
Historic tax credit amortization	(33)	—	—	(33)	—
Total noninterest income (GAAP)	$310	$366	$360	$(55)	$6
Noninterest income excluding historic tax credit amortization as a percentage of net revenue	24.0%	25.1%	26.0%
Noninterest income as a percentage of net revenue	22.2%	25.1%	26.0%
2014 compared to 2013
Excluding $33 million in amortization for certain historic tax credit investments reported in other income, noninterest income decreased $22 million for 2014 compared to 2013 primarily due to lower deposit service charges, as well as lower capital markets and bank owned life insurance income. Partially offsetting these decreases were higher merchant and card fees and revenues from wealth management services.
A portion of the decrease in deposit service charges, approximately $5 million, was related to the process issue while this revenue source continues to be pressured by lower customer incident rates consistent with industry trends. The 18% decrease in capital markets income was driven by lower derivative fee income partially offset by modestly higher syndication fees. Long-term fixed rate pricing and competitive terms in the market place, coupled with the impact of the Dodd-Frank Act, has resulted in diminished customer demand for interest rate derivatives. The $5 million decrease in other income was primarily due to lower investment income. During 2014, we recorded $33 million in amortization for certain historic tax credit investments. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense.
Merchant and card fees increased 3% during the year ended December 31, 2014 from the same period in 2013, stemming from higher debit card revenues and volume driven interchange fees. Wealth management services income increased $3 million, or 5%, for the year ended December 31, 2014 from the same period in 2013 driven by growth in annuity sales resulting from favorable spreads between time deposits and fixed annuity rates. Bank owned life insurance income decreased 10% from elevated 2013 levels.
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
NONINTEREST EXPENSES
The following table presents our noninterest expense for the years ended December 31:

	Year ended December 31,			Increase (decrease)
(dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Salaries and benefits	$463	$461	$427	$2	$33
Occupancy and equipment	112	111	99	2	11
Technology and communications	127	115	101	12	15
Marketing and advertising	35	20	32	15	(11)
Professional services	56	39	41	17	(2)
Amortization of intangibles	27	40	45	(13)	(5)
FDIC premiums	40	35	35	5	—
Restructuring charges	22	—	6	22	(6)
Goodwill impairment	1,100	—	—	1,100	—
Deposit account remediation	22	—	—	22	—
Merger and acquisition integration expenses	—	—	178	—	(178)
Other	120	110	88	10	22
Total noninterest expenses	2,124	931	1,051	1,193	(120)
Less nonoperating expenses:
Restructuring charges	(22)	—	(6)	(22)	(6)
Goodwill impairment	(1,100)	—	—	(1,100)	—
Deposit account remediation	(22)	—	—	(22)	—
Merger and acquisition integration expenses	—	—	(178)	—	(178)
Total operating noninterest expense(1)	$980	$931	$867	$49	$64
Efficiency ratio(2)	152.2%	63.8%	76.0%
Operating efficiency ratio(1)	70.2%	63.8%	62.6%

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

2014 compared to 2013
GAAP noninterest expenses increased $1.2 billion, or 128%, for the 2014 from the 2013. Noninterest expenses for 2014 included a pre-tax $1.1 billion goodwill impairment charge, a $22 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $22 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment as well as the previously mentioned organization simplification. Excluding these charges, operating (non-GAAP) noninterest expenses increased $49 million, or 5%.
Salaries and benefits increased $2 million, or less than 1%, primarily as a result of higher salaries partially offset by lower medical expenses driven by the redesign of our health plan offerings. Higher depreciation contributed to the 2% increase in occupancy and equipment. The 10% increase in technology and communications reflects higher depreciation related to loan processing platforms as well as higher hardware and software costs. Higher marketing and advertising expenses of 71% resulted from our increased focus on customer and deposit acquisitions as well as the introduction of our new Simple Checking product. Increases in legal fees and other corporate costs resulted in the 44% increase in professional fees. FDIC premiums increased 14% due to higher construction loans and the impact of the $1.1 billion goodwill impairment charge. Included in other expense for the 2014 are nonrecurring expenses which include a $3 million valuation writedown of a single other real estate owned property, $2 million related to higher state franchise taxes, and $2 million in losses and expenses incurred in protecting our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders across North America. These increases were partially offset by a $13 million, or 32%, decrease in amortization of intangibles.
Pre-tax restructuring charges for 2014 were comprised of $14 million in salaries and employee benefits, $4 million in occupancy and equipment, and $3 million in professional services.
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
INCOME TAXES
The provision for income taxes for 2014 was a benefit of $109 million, resulting in an effective tax rate benefit of 13.3%. The effective tax rate was 30.2% for 2013, resulting in income tax expense of $128 million. The effective tax rate for the year ended December 31, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary, investments in certain historic tax credits originated by our commercial real estate business, and other small savings.
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

	Three months ended
	December 31,	September 30,	December 31,
(in millions, except per share data)	2014	2014(1)	2013
Operating results (Non-GAAP):
Net interest income	$270	$273	$280
Provision for credit losses	36	17	32
Noninterest income	77	75	89
Noninterest expense	248	249	227
Income tax expense	2	9	33
Net operating income (Non-GAAP)	$61	$74	$78
Operating earnings per diluted share (Non-GAAP)	$0.15	$0.19	$0.20
Reconciliation of net operating income to net (loss) income	$61	$74	$78
Nonoperating income and expenses, net of tax at effective tax rate:
Restructuring charges ($9 million and $2 million pre-tax in the three months ended December 31, 2014 and September 30, 2014, respectively)	(6)	(2)	—
Goodwill impairment ($1.1 billion pre-tax)	—	(963)	—
Deposit account remediation (($23) million and $45 million pre-tax for the three months ended December 31, 2014 and September 30, 2014, respectively)	15	(29)	—
Total nonoperating income and expenses, net of tax	8	(994)	—
Net income (loss) (GAAP)	$69	$(920)	$78
Earnings (loss) per diluted share (GAAP)	$0.17	$(2.65)	$0.20

(1)	Certain amounts have been updated to reflect immaterial revisions to the previously reported provision for credit losses.
Comparison to Prior Quarter
Our net income (GAAP) for the three months ended December 31, 2014 amounted to $69 million, or $0.17 per diluted common share. Our net loss (GAAP) for the three months ended September 30, 2014 amounted to $920 million, or $2.65 per diluted common share. Results for the three months ended December 31, 2014 include the benefit of a $23 million pre-tax reversal of reserves related to the process issue on certain customer accounts as well as the expense impact of $9 million in pre-tax nonrecurring restructuring charges primarily associated with our organization simplification initiative. Excluding these items, our operating (non-GAAP) net income for the three months ended December 31, 2014 amounted to $61 million, or $0.15 per diluted share. Excluding a pre-tax $1.1 billion goodwill impairment charge, a $45 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a branch staffing realignment, our operating (non-GAAP) net income for the three months ended September 30, 2014 amounted to $74 million, or $0.19 per diluted share.
Our fourth quarter 2014 net interest income decreased $3 million from the prior quarter to $270 million, which was primarily driven by a $5 million decline in income accretion from prepayments of certain collateralized loan obligations, which reduced net interest margin by six points. This was partially offset by the benefits of an 8%

annualized increase in average interest-earning assets resulting from strong loan growth. Our taxable equivalent net interest margin decreased ten basis points to 3.11% in the fourth quarter of 2014, reflecting compression of commercial and consumer loan yields in the current low interest rate environment. Loan yields decreased two basis points driven by the continuation of replacing higher yielding or fixed rate loans with lower yielding variable loans as well as a shift in the mix toward lower yielding indirect auto and commercial business portfolios from commercial real estate. This impact was partially offset by slightly higher than expected prepayment income in our commercial real estate loan portfolio.
During the fourth quarter of 2014, balance sheet growth remained strong as average loans increased 7% annualized compared to the prior quarter. Average commercial business and real estate loans increased 6% annualized, while average consumer loans increased 10% annualized primarily driven by the continued increase in our indirect auto and home equity portfolios.
Overall, average deposits increased 6% from the prior quarter. Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 18% annualized from the prior quarter and represent 38% of our average deposit balances at December 31, 2014. Average noninterest-bearing checking deposit balances increased 17% from the prior quarter, driven by business checking account acquisitions and seasonality, and average interest-bearing checking deposits increased 19% annualized, due to higher municipal deposit balances. Average money market deposit balances increased 6% reflecting normal seasonal trends in municipal deposit balances. Time deposits averaged $3.9 billion and decreased 8% from the prior quarter driven primarily by a decrease in brokered deposits. The average cost of interest-bearing deposits increased one basis point from the prior quarter to 0.25%.
Our provision for credit losses totaled $36 million and $17 million for the three months ended December 31, 2014 and September 30, 2014, respectively. The provision for loan losses on originated loans increased to $31 million for the fourth quarter from $15 million for the third quarter of 2014. The provision for loan losses on originated loans for the three months ended December 31, 2014 included $5 million to cover exposure to borrowers servicing the energy sector following the recent fall in oil prices and an additional $5 million related to impairment of a commercial loans that was sold in March 2015. Annualized net charge-offs equaled 0.44% of average originated loans, a 17 basis points increase from 0.27% reported for the third quarter of 2014 due to the charge-off of a single loan. At December 31, 2014, nonperforming originated loans comprised 0.90% of originated loans, a one basis point improvement from the prior quarter.
The provision for losses on acquired loans totaled $3 million and $1 million in the fourth quarter and third quarter of 2014, respectively. Annualized net charge-offs equaled 0.17% of average acquired loans for the fourth quarter of 2014, compared to 0.05% for the third quarter of 2014.
Noninterest income increased $2 million, or 2%, in the fourth quarter of 2014 compared to the third quarter of 2014. During the fourth quarter we experienced higher deposit service charges and capital markets income of $2 million and $5 million, respectively, while insurance commissions and wealth management services declined $4 million and $1 million, respectively. Other income for the quarters ended December 31, 2014 and September 30, 2014 included $11 million and $7 million, respectively, in amortization for historic tax credit investments, which was more than offset by lower tax expense.
The increase in deposit service charges from the third quarter of 2014 to the fourth quarter resulted from a lower impact of the process issue. Capital markets income increased over the same period driven by strong derivative volumes and syndication activity while insurance commissions decreased from seasonally strong third quarter levels. Wealth management services declined reflecting lower customer demand for fixed rate annuity products, given current lower rates.
Noninterest expenses for the fourth quarter of 2014 included a pre-tax benefit of $23 million related to the reversal of reserves recognized in the third quarter to address the process issue related to certain customer deposit accounts as well as $9 million in pre-tax restructuring charges related to our organization simplification. Noninterest expenses for the third quarter of 2014 included the $1.1 billion goodwill impairment charge, $45 million reserve to address the process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment. Excluding these non-operating items in both quarters, noninterest expenses decreased $1 million from the third quarter. The pre-tax restructuring charges for the fourth quarter of 2014 included $6 million in salaries and benefits and $3 million in professional services.
Salaries and benefits decreased $5 million due to lower incentive compensation in addition to lower headcount resulting from our organization simplification as our full time equivalent employees decreased from 5,768 for September 30, 2014 to 5,572 for December 31, 2014. Occupancy and equipment increased $1 million due to seasonally higher building maintenance expenses. Technology and communications increased $2 million as a result of higher hardware and software expenses and to a lesser extent higher depreciation expense related to completed technology products. Our increased focus on customer and deposit acquisitions in the fourth quarter and campaigns related to the launch of our Simple Checking product resulted in a $4 million increase in marketing and advertising while legal costs and other professional fees for other corporate activities drove the $3 million increase in professional services expenses. FDIC premiums increased $2 million as a result of the impact of our third quarter goodwill impairment charge. Other expenses moderated $8 million from the third quarter which had $7 million of elevated charges related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America.
The provision for income taxes in the fourth quarter of 2014 was $8 million, resulting in an effective tax rate of 10.2%. The provision for income taxes in the third quarter of 2014 was a benefit of $145 million, resulting in an effective tax rate benefit of 13.6%. The third quarter’s effective tax rate benefit reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible.  On a non-GAAP operating basis, the effective tax rate for the fourth quarter and third quarter of 2014 was 3.7% and 10.3%, respectively reflecting the benefit of previously disclosed tax strategies and other items.
Comparison to Prior Year Quarter
Our fourth quarter 2014 GAAP net income was $69 million, or $0.17 per diluted share, and included a pre-tax benefit of $23 million related to the reversal of reserves recognized in the third quarter to address the process issue related to certain customer deposit accounts and $9 million in pre-tax restructuring and severance expenses incurred primarily in connection with our organization simplification. Excluding these charges, our non-GAAP operating net income was $61 million, or $0.15 per diluted share. Our fourth quarter 2013 GAAP net income was $78 million, or $0.20 per diluted share.
Our fourth quarter of 2014 net interest income decreased $10 million, or 4%, from the fourth quarter of 2013. Our taxable equivalent net interest margin decreased 30 basis points to 3.11% at December 31, 2014 from 3.41% in the fourth quarter of 2013. During the current quarter, yields on average interest-earning assets decreased 29 basis points, compared to the same quarter in 2013, driven by lower yields across all loan portfolios with the exception of our credit card portfolio. The cost of interest-bearing liabilities of 0.45% for the current quarter increased two basis points from the same quarter in 2013.
Average loans increased 8% for the quarter ended December 31, 2014 compared to the same quarter in 2013. Average commercial business and real estate loans increased 7% over the same quarter in 2013, with our commercial business portfolio increasing 10%. Average consumer loans increased 9%, driven by growth in home equity and indirect auto loan balances, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 10% over the prior year and represent 38% of our average deposit balances, up from 36% a year ago. Average noninterest-bearing checking deposits increased an annualized 12% over the prior year. Average interest-bearing checking balances increased $324 million, or 7%, for the quarter ended December 31, 2014 from the same quarter in the prior year. Average money market balances increased 1% annualized compared to the prior year quarter while time deposits increased 5%. The average cost of interest-bearing deposits of 0.25% increased two basis points from the prior year quarter.

Our provision for credit losses totaled $36 million and $32 million for the three months ended December 31, 2014 and 2013, respectively. The provision for loan losses on originated loans increased to $31 million in the fourth quarter of 2014 from $28 million in the same quarter in 2013. In the fourth quarter of 2014, we recorded $5 million of provision for our direct and indirect exposure to borrowers servicing the oil and gas industry following the recent drop in oil prices and an additional $5 million related to impairment of a commercial loans that was sold in March 2015. Nonperforming originated loans as a percentage of originated loans decreased to 0.90% at December 31, 2014 from 0.93% at December 31, 2013. Annualized net charge-offs equaled 0.44% of average originated loans for the three months ended December 31, 2014 and 0.43% of average originated loans for the three months ended December 31, 2013.
The provision for losses on acquired loans totaled $3 million in both the fourth quarter of 2014 and 2013. Net charge-offs equaled 0.17% and 0.21% of average acquired loans for the quarters ended December 31, 2014 and 2013, respectively.
For the quarter ended December 31, 2014, noninterest income decreased $12 million, or 14%, from the same period in 2013. Fee income decreased from the prior year quarter due primarily to lower deposit service charges resulting from lower customer incidence rates consistent with industry trend and the process issue, lower wealth management services, lower bank owned life insurance stemming from a benefit received on an insurance claim in the fourth quarter of 2013, and lower other income. Other income for the quarter ended December 31, 2014 included $11 million in amortization for historic tax credit investments, which was more than offset by lower tax expense. Partially offsetting these decreases were higher mortgage banking revenues and capital markets income.
Noninterest expenses increased $7 million during the same period due to higher expenses across all expense categories except salaries and benefits and amortization of intangibles. Excluding a pre-tax benefit of $23 million related to the reversal of reserves recognized in the third quarter to address the process issue related to certain customer deposit accounts and $9 million of pre-tax restructuring charges incurred in the current quarter primarily in connection our organization simplification, noninterest expenses increased $21 million, or 9%. Increases for the fourth quarter of 2014 from the fourth quarter of 2013 included $4 million in technology and communications, $7 million of marketing and advertising, $7 million of professional services, and $4 million of federal deposit insurance premiums.
The effective tax rates for the fourth quarter of 2014 and fourth quarter of 2013 were 10.2% and 29.7%, respectively, reflecting the benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business in 2014.
RISK MANAGEMENT
The risks we are subject to in the normal course of business, include, but are not limited to, strategic, credit, market (including liquidity, interest rate, and price risks), capital, compliance and regulatory, operational, information technology/information security, and reputation (as a component of the risks noted above). We maintain capital at a level that we believe protects us against these risks.
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
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees in the management of risk. The main risk governance committees are the Risk Committee and Audit Committee of the Board and the Enterprise Risk Management Committee ("ERMC"), Capital Management Committee ("CMC") and Disclosure Committee of Management. The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Commercial Credit Risk and Policy Committee, Consumer Credit Risk and Policy Committee, Asset/Liability Committee, Compliance Management Committee, the Information Security and Privacy Committee, and the Community Reinvestment Act Committee. These sub-committees are supported by various working groups. The purpose of the CMC is to provide oversight to the Company's capital adequacy assessment activities, DFAST, and assess/recommend capital actions.
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

Loans
Loan Portfolio Composition
The table below reflects the composition of our loan and lease portfolios at December 31:

	2014		2013		2012		2011		2010
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Real estate	$7,231	31.4%	$6,914	32.3%	$6,466	32.8%	$5,879	35.7%	$3,964	37.8%
Construction	973	4.2	864	4.0	627	3.2	366	2.2	407	3.9
Business	5,775	25.1	5,290	24.7	4,953	25.1	3,772	22.9	2,623	25.0
Total commercial	13,979	60.7	13,068	61.0	12,047	61.1	10,016	60.8	6,994	66.7
Consumer:
Residential real estate	3,353	14.6	3,448	16.1	3,762	19.1	4,012	24.4	1,692	16.1
Home equity	2,936	12.7	2,752	12.8	2,652	13.5	2,166	13.1	1,525	14.6
Indirect auto	2,166	9.4	1,544	7.2	601	3.0	—	—	—	—
Credit cards	324	1.4	325	1.5	315	1.6	—	—	—	—
Other consumer	278	1.2	302	1.4	334	1.7	278	1.7	273	2.6
Total consumer	9,058	39.3	8,371	39.0	7,663	38.9	6,456	39.2	3,490	33.3
Total loans and leases	23,037	100.0%	21,440	100.0%	19,710	100.0%	16,473	100.0%	10,483	100.0%
Allowance for loan losses	(234)		(209)		(163)		(120)		(95)
Total loans and leases, net	$22,803		$21,230		$19,547		$16,352		$10,388
Our total loans and leases outstanding increased $1.6 billion from December 31, 2013 to December 31, 2014 stemming from the continued growth in our commercial, indirect auto and home equity portfolios. Our commercial loan portfolio increased $911 million, or 7%, resulting from our continued strategic focus on the portfolio. Our period over period results display the organic growth across our footprint in our commercial lending activities and from a slight increase in the utilization of line commitments, to 42% at December 31, 2014 from 40% at December 31, 2013. Commercial loans as a percentage of our total loans of 61% remained in line with the loan type composition at December 31, 2013.
During 2014, our home equity portfolio increased 7% reflecting higher customer demands and the benefits of promotional and cross-sell campaigns. Additionally, we continued to build out our indirect auto portfolio as evidenced by $1.3 billion of indirect auto loan originations with a weighted average net yield of 2.98% during 2014.
Offsetting this growth was a decrease in our residential real estate loan portfolio of $95 million, which reflected runoff in our portfolio together with our strategy of selling certain newly originated residential real estate loans in the secondary market, as well as modest decreases in both our credit cards and other consumer portfolios.
Included in the table above are acquired loans with a carrying value of $3.7 billion, $4.5 billion and $6.3 billion at December 31, 2014, 2013 and 2012 respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses.
We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on credit discipline. Our specialty offerings in equipment financing, healthcare, and loan syndications continue to provide additional opportunities to enhance our relationships with our existing commercial customer base, as well as attract new customers. We have also continued to emphasize the origination of construction loans as part of our commercial lending offerings.
Our loan portfolio has grown significantly over the past four years, both through origination activity and through acquisitions, across all loan categories. Acquired loans provided the bulk of the increase in real estate loans during the past few years as we expanded into Eastern Pennsylvania and New England through two different acquisitions in 2010 and 2011, and filled in our footprint in New York with acquisition of the HSBC branches in 2012. After reaching 75% at December 31, 2011, our concentration in real estate loans has decreased to 63% as of December 31, 2014.
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
The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated, except for our residential real estate and credit cards portfolios which are assigned to a region based on the primary address of the consumer:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
December 31, 2014:
Commercial:
Real estate	$4,083	$939	$1,535	$1,647	$—	$8,204
Business	2,658	991	818	754	556	5,775
Total commercial	6,740	1,929	2,353	2,401	556	13,979
Consumer:
Residential real estate	1,221	140	290	1,702	—	3,353
Home equity	1,537	295	568	536	—	2,936
Indirect auto	733	48	41	390	954	2,166
Credit cards	261	33	15	15	—	324
Other consumer	183	48	32	15	—	278
Total consumer	3,936	564	946	2,658	954	9,058
Total loans and leases	$10,676	$2,494	$3,299	$5,059	$1,510	$23,037
December 31, 2013
Commercial:
Real estate	$3,750	$890	$1,449	$1,688	$1	$7,778
Business	2,268	875	827	735	585	5,290
Total commercial	6,018	1,765	2,276	2,423	586	13,068
Consumer:
Residential real estate	1,246	133	282	1,788	—	3,448
Home equity	1,394	241	574	543	—	2,752
Indirect auto	538	12	13	290	691	1,544
Credit cards	274	31	12	9	—	325
Other consumer	206	53	36	7	—	302
Total consumer	3,658	468	917	2,637	691	8,371
Total loans and leases	$9,677	$2,233	$3,193	$5,060	$1,277	$21,440

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $164 million and $77 million, or 9% and 3% annualized, respectively, from the end of 2013. Over the same period, our New York market also contributed to the growth, with a $722 million, or 12% annualized, increase.
The table below presents a breakout of the unpaid principal balance of individual loans for our commercial real estate and commercial business loan portfolios by loan size at December 31:

	2014		2013
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size(1)
Greater than or equal to $20 million	$687	27	$557	22
$10 million to $20 million	1,520	109	1,358	99
$5 million to $10 million	1,589	226	1,429	203
$1 million to $5 million	2,733	1,263	2,700	1,247
Less than $1 million(2)	1,675	6,826	1,734	6,948
Total commercial real estate loans	$8,204	8,451	$7,778	8,519
Commercial business loans by size(1)
Greater than or equal to $20 million	$325	13	$258	11
$10 million to $20 million	1,114	80	920	67
$5 million to $10 million	1,181	167	1,054	147
$1 million to $5 million	1,626	729	1,599	706
Less than $1 million(2)	1,529	32,865	1,459	27,691
Total commercial business loans	$5,775	33,854	$5,290	28,622

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Includes net deferred fees and costs and other adjustments.

At December 31, 2014 and 2013, 66% and 67% of our commercial real estate loans are non-owner occupied, respectively. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at December 31:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
2014
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$322	$108	$117	$182	$137	$867
Multifamily and apartments	1,103	98	167	245	98	1,712
Office and professional space	501	87	103	277	101	1,069
Retail	314	45	113	203	113	787
Warehouse and industrial	158	23	42	105	13	342
Other	314	47	83	158	65	666
Total non-owner occupied commercial real estate loans	2,712	409	625	1,170	528	5,444
Owner occupied commercial real estate loans	1,191	392	460	417	301	2,760
Total commercial real estate loans	$3,903	$800	$1,085	$1,587	$828	$8,204
2013
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$306	$82	$48	$151	$160	$747
Multifamily and apartments	1,063	65	174	172	130	1,603
Office and professional space	527	70	73	318	97	1,086
Retail	371	50	107	231	114	873
Warehouse and industrial	125	27	62	97	27	338
Other	265	15	109	84	71	545
Total non-owner occupied commercial real estate loans	2,658	309	573	1,053	600	5,192
Owner occupied commercial real estate loans	1,045	371	536	390	244	2,586
Total commercial real estate loans	$3,703	$680	$1,108	$1,443	$843	$7,778

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at December 31:

(in millions)	2014	2013
Manufacturing	$1,434	$1,389
Health Care and Social Assistance	1,242	1,120
Real Estate and Rental and Leasing	1,019	911
Wholesale Trade	587	639
Retail Trade	500	511
Public Administration	456	350
Construction	413	427
Educational Services	384	288
Other Services (except Public Administration)	373	324
Finance and Insurance	337	312
Professional, Scientific, and Technical Services	304	302
Transportation and Warehousing	252	240
Administrative and Support and Waste Management and Remediation Services	201	203
Other	1,032	859
Total	$8,536	$7,876
Energy Related Exposure
Included within our commercial portfolio are certain loans categorized as energy related, including both oil and gas related exposures as well as exposures to utilities and alternative energy. The table below provides the outstanding loan balance and unfunded commitments for energy related exposures at December 31, 2014:

(in millions)	Outstanding	Unused commitments	Total credit exposure
Oil and gas related	$285	$191	$476
Utilities and alternative energy	114	109	223
Total	$399	$301	$699

Risk Management of the Energy Related Portfolio
We do not have a dedicated energy lending business. Our exposures are managed in our regional commercial banking business units. Our energy exposures consists of only senior loans, no junior or second lien positions; additionally, we generally avoid making first lien loans to borrowers that employ significant leverage through the use of junior lien loans or large unsecured senior tranches of debt. During our fourth quarter energy portfolio review, the credit quality in the energy related portfolio, based on most recent borrower financial statements and discussions with customers concerning the impact of market conditions on their individual businesses, remained stable and was relatively unchanged from the third quarter. The fact that the decline in energy prices has mostly taken place within one quarter makes it difficult yet to see measurable changes to the financial condition of many energy related borrowers, which is a primary driver of individual loan risk grades; such risk grades, in turn, are a primary driver of the quantitative portion of the allowance for credit losses. Nevertheless, we recognize that some of our energy related credits likely have incurred losses, assuming current levels of oil and gas prices persist. Therefore, we made changes to certain qualitative adjustments that had the effect of increasing the allowance for credit losses by approximately $5 million as of December 31, 2014.
We believe that our exposure to the utilities and alternative energy sectors, while appropriate to include in the energy exposure, are likely to be unaffected in the near-term by the recent decline in oil prices. This portfolio includes exposure to alternative power generation, transmission, control, and distribution such as hydro-electric and solar sources, and is generally not dependent on oil. However, a prolonged period of extremely low oil prices could ultimately undercut such cost-efficient alternative energy sources and result in lower demand.
With respect to our oil and gas related exposures, our oil and gas related outstandings of $285 million include both direct and indirect exposure to energy related obligors at December 31, 2014 of $141 million and $144 million, respectively. These combined outstandings represented a modest 1.2% of total loan outstanding balances at December 31, 2014. The energy-related exposure can be primarily classified into three subcategories: 1) upstream, 2) midstream, and 3) downstream.
The table below provides the outstanding loan balance and unfunded commitments for oil and gas related exposures at December 31, 2014. Due to the fact that many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, and to a particular segment of energy related activity (e.g. upstream or downstream).

	Outstanding			Unused commitments
(in millions)	Direct	Indirect	Total	Direct	Indirect	Total
Upstream:
Drillers	$5	$—	$5	$1	$—	$1
Midstream:
Drilling field services	89	—	89	49	—	49
Other	48	—	48	19	—	19
Total midstream	137	—	137	68	—	68
Downstream:
Gas stations and convenience stores	—	67	67	—	17	17
Non-drilling support	—	24	24	—	26	26
Wholesale distribution	—	30	30	—	51	51
Other	—	22	22	—	29	29
Total downstream	—	144	144	—	122	122
Total	$141	$144	$285	$69	$122	$191

The table above does not include $67 million in outstanding loan balances and $27 million of unused commitments related to commercial real estate loans in which the direct counterparty to the loan is not involved in upstream or midstream activities, but such properties have a large tenant exposure to companies directly involved in such activities.
Upstream exposure
Our exposures to the upstream sector include exposures related to the extraction and production of oil and natural gas, such as drilling and the operations of wells. Direct exposures to the upstream category are low with $5 million in outstanding loan balances made directly to counterparties involved in the drilling and operations of wells.
Midstream exposure
Our exposures to the midstream sector include exposures to companies involved in the transportation and processing of oil and natural gas, which includes companies that provide services or supplies to drilling field operations. Direct exposure of $137 million in outstanding loan balances relate to loans made directly to counterparties whose operations are involved in the processing of crude oil and natural gas, including companies who provide supplies to drilling field operations. The majority of this exposure is in our Western Pennsylvania region supporting the Marcellus Shale natural gas market.

Downstream exposure
Our exposures to the downstream sector include exposures to companies involved in the refining process and distribution of refined products, such as gas stations and convenience stores, which we consider to be indirect based upon the nature of their involvement in the oil and gas industry. Indirect exposure of $144 million in outstanding loan balances relate to loans made to counterparties whose operations are primarily involved in the wholesale and retail distribution of refined products, including companies that provide support and/supplies to such entities.
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
Of the $2.9 billion and $2.8 billion home equity portfolio at December 31, 2014 and December 31, 2013, respectively, approximately $1.1 billion and $1.0 billion were in a first lien position for the respective periods. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of December 31, 2014 and 2013.
The table below summarizes the principal balances of our home equity lines of credit ("HELOC") by portfolio at December 31:

	2014			2013
(in millions)	Interest only	Principal and interest	Total	Interest only	Principal and interest	Total
Originated	$344	$1,381	$1,725	$308	$1,113	$1,421
Acquired	142	840	983	151	880	1,031
Total home equity lines of credit	$486	$2,222	2,708	$459	$1,993	2,452
Home equity loans			228			300
Total home equity portfolio			$2,936			$2,752
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
The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at December 31, 2014:

(in millions)	2015	2016	2017 - 2018	Thereafter	Total
In draw - interest only	$37	$61	$251	$136	$484
In draw - principal and interest	46	66	284	1,674	2,070
Total	$83	$127	$534	$1,810	$2,554

Delinquency statistics for the HELOC portfolio are as follows at December 31:

	2014			2013
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,554	$36	1.4%	$2,276	$30	1.3%
Amortizing payment	154	8	5.3	176	7	3.8
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
Our evaluation of our allowance for loan losses is based on a continuous review of our loan portfolio. The methodology that we use for determining the quantitative and qualitative amount of the allowance for loan losses consists of several elements. We use an internal loan grading system with nine categories of loan grades used in evaluating our business and commercial real estate loans. In our loan grading system, pass loans are graded 1 through 5, special mention loans are graded 6, substandard loans are graded 7, doubtful loans are graded 8 and loss loans (which are fully charged off) are graded 9. Our definition of special mention, substandard, doubtful and loss are consistent with regulatory definitions.
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
As part of our commercial credit monitoring process, our loan officers perform formal reviews based upon the credit attributes of the respective loans. Pass graded loans are continually monitored through our review of current information related to each loan. The nature of the current information available and used by us includes, as applicable, review of payment status and delinquency reporting, receipt and analysis of interim and annual financial statements, rent roll data, delinquent property tax searches, periodic loan officer inspections of properties, and loan officer knowledge of their borrowers, as well as the business environment in their respective market areas. We perform a formal review on a more frequent basis if the above considerations indicate that such review is warranted. Further, based upon consideration of the above information, if appropriate, loan grading can be reevaluated prior to the scheduled full review.
Quarterly Criticized Asset Reports ("QCARs") are prepared every quarter for all commercial special mention Total Aggregate Exposures ("TAEs") greater than $300 thousand and substandard or doubtful TAEs greater than $200 thousand. The purpose of the QCAR is to document as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow, historical data and projections, rent roll data, and account history.
QCARs for substandard TAEs are reviewed on a quarterly basis by either management's Criticized and Classified Loan Review Committee (for such TAEs greater than $2 million) or by a Senior Credit Manager (for such TAEs between $200 thousand and $2 million). QCARs for all special mention TAEs greater than $300 thousand are reviewed on a quarterly basis by either management's Classified Loan Review Committee (for such TAEs greater than $2 million) or by a Senior Credit Manager (for such TAEs between $300 thousand and $2 million). Special mention and substandard TAEs below $300 thousand and $200 thousand, respectively, are reviewed by a loan officer on a quarterly basis ensuring that the credit risk rating and accrual status are appropriate.
Updated valuations are obtained periodically in accordance with Interagency Appraisal and Evaluation Guidelines and internal policy. Appraisals or evaluations for commercial assets securing substandard rated loans are completed within 90 days of the downgrade. On an ongoing basis, real estate collateral supporting substandard loans with an outstanding balance greater than $500 thousand is required to have an appraisal or evaluation performed at least every 18 months for general commercial properties and at least every 12 months for land and acquisition and development loans. Real estate collateral supporting substandard loans with an outstanding balance equal to or less than $500 thousand is required to have an appraisal or evaluation performed at least every 24 months for general commercial properties and at least every 18 months for land and acquisition and development loans. However, an appraisal or evaluation may be obtained more frequently than 18 to 24 months when volatile or unusual market conditions exist that could affect the ultimate realization of the value of the real estate collateral. Non-real estate collateral is reappraised on an as-needed basis, as determined by the loan officer, our Criticized and Classified Loan Review Committee, or by credit risk management based upon the facts and circumstances of the individual relationship.
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

The following table details our allocation of our originated and acquired allowance for loan losses by loan category at December 31:

	2014		2013		2012		2011		2010
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$66	35.6%	$48	36.3%	$38	36.0%	$50	37.9%	$47	41.7%
Business	122	25.1	119	24.7	99	25.1	57	22.9	42	25.0
Total commercial	189	60.7	167	61.0	137	61.1	107	60.8	89	66.7
Consumer:
Residential real estate	4	14.6	3	16.1	5	19.1	4	24.4	2	16.1
Home equity	11	12.7	10	12.8	5	13.5	4	13.1	2	14.6
Indirect auto	14	9.4	10	7.2	3	3.0	—	—	—	—
Credit cards	12	1.4	13	1.5	7	1.6	—	—	—	—
Other consumer	5	1.2	6	1.4	6	1.7	4	1.7	3	2.6
Total consumer	45	39.3	42	39.0	26	38.9	13	39.2	6	33.3
Total	$234	100.0%	$209	100.0%	$163	100.0%	$120	100.0%	$95	100.0%
Allowance for loan losses to total loans	1.02%		0.98%		0.82%		0.73%		0.91%
Provision to average total loans	0.42%		0.50%		0.50%		0.37%		0.52%
Allowance for loan losses to originated loans	1.18%		1.21%		1.20%		1.20%		1.22%
Provision to average originated loans	0.47%		0.64%		0.73%		0.58%		0.68%
The following table presents the activity in our allowance for originated loan losses of the associated loans by portfolio segment for the years ended December 31:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
2014
Allowance for loan losses:
Balance at beginning of year	$48	$119	$2	$7	$10	$13	$6	$205
Provision for loan losses	23	30	1	4	11	10	6	85
Charge-offs	(10)	(30)	(1)	(4)	(9)	(13)	(8)	(75)
Recoveries	4	3	—	1	1	2	1	13
Balance at end of year	$65	$122	$2	$8	$14	$12	$5	$228
2013
Allowance for loan losses:
Balance at beginning of year	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	17	48	(1)	6	9	11	8	96
Charge-offs	(10)	(31)	(2)	(3)	(3)	(6)	(8)	(63)
Recoveries	4	3	1	—	1	1	2	11
Balance at end of year	$48	$119	$2	$7	$10	$13	$6	$205
2012
Allowance for loan losses:
Balance at beginning of year	$50	$57	$4	$4	$—	$—	$2	$118
Provision for loan losses	(7)	67	3	4	4	8	5	84
Charge-offs	(7)	(27)	(3)	(4)	(1)	(1)	(4)	(46)
Recoveries	1	2	—	—	—	—	1	6
Allowance related to loans sold	—	—	—	—	—	—	—	(1)
Balance at end of year	$38	$99	$5	$5	$3	$7	$5	$161

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the years ended December 31:

	Commercial		Consumer(1)
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Other consumer	Total
2014
Allowance for loan losses:
Balance at beginning of year	$—	$—	$1	$3	$—	$4
Provision for loan losses	3	1	1	3	—	8
Charge-offs	(2)	—	—	(4)	—	(6)
Recoveries	—	—	—	—	—	—
Balance at end of year	$1	$1	$2	$2	$—	$6
2013
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$1	$2
Provision for loan losses	4	—	1	3	(1)	7
Charge-offs	(4)	—	—	—	(1)	(5)
Recoveries	—	—	—	—	—	—
Balance at end of year	$—	$—	$1	$3	$—	$4
2012
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$2	$2
Provision for loan losses	6	—	—	—	1	7
Charge-offs	(7)	—	—	—	(2)	(9)
Recoveries	1	—	—	—	—	1
Balance at end of year	$—	$—	$—	$—	$1	$2

(1)	Credit card losses were recorded against the credit mark and therefore excluded from table.
As of December 31, 2014 and 2013, we had a liability for unfunded commitments of $16 million and $13 million, respectively. For 2014 and 2013, we recognized a provision for credit loss related to our unfunded commitments of $3 million and $2 million, respectively. Our total unfunded commitments were $11 billion and $9.5 billion as of December 31, 2014 and 2013, respectively.
Our net charge-offs of $68 million in 2014 were $12 million higher than our net charge-offs of $57 million in 2013. Total net charge-offs for 2014 represented 0.31% of average total loans compared with 0.28% of average total loans for 2013. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.34% for each of 2014 and 2013.

The following table details our net charge-offs by loan category for the years ended December 31:

	2014		2013		2012		2011		2010
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Commercial:
Real estate	$8	0.10%	$10	0.13%	$12	0.18%	$10	0.18%	$21	0.53%
Business	27	0.48	28	0.55	25	0.56	15	0.46	17	0.81
Total commercial	35	0.26	38	0.30	37	0.33	25	0.28	38	0.63
Consumer:
Residential real estate	1	0.03	1	0.03	2	0.06	1	0.03	1	0.04
Home equity	7	0.24	3	0.13	4	0.15	2	0.11	2	0.12
Indirect auto	7	0.40	3	0.25	—	0.10	—	—	—	—
Credit cards	11	3.57	5	1.56	1	0.47	—	—	—	—
Other consumer	7	2.31	7	2.20	4	1.40	2	0.64	1	0.55
Total consumer	33	0.38	19	0.24	11	0.16	5	0.08	4	0.04
Total	$68	0.31%	$57	0.28%	$48	0.26%	$30	0.20%	$42	0.44%
Net charge-offs of originated loans to average originated loans		0.34%		0.34%		0.35%		0.32%		0.58%
Our nonaccruing loans increased to $204 million at December 31, 2014 compared to $188 million at December 31, 2013. Current year activity consists of new nonaccruing loans of $154 million, being partially offset by charge-offs of $45 million, paydowns of $54 million, and loans returning to accruing status of $39 million.
Our nonaccruing loans increased slightly to $188 million at December 31, 2013 compared to $173 million at December 31, 2012. The increase of $15 million from December 31, 2012 to December 31, 2013 is due to the addition of two large credits, in different industries and different geographies being added as nonaccrual at December 31, 2013. Prior year activity consisted of new nonaccruing loans of $153 million, being partially offset by charge-offs of $49 million, paydowns of $58 million, and loans returning to accruing status of $31 million.

Nonperforming assets to total assets were 0.58% for 2014 and 0.56% for 2013. The composition of our nonaccruing loans and total nonperforming assets consisted of the following at December 31:

(dollars in millions)	2014(1)	2013(1)	2012(1)	2011	2010
Nonaccruing loans:
Commercial:
Real estate	$53	$54	$52	$43	$44
Business	53	51	56	20	26
Total commercial	106	105	108	63	70
Consumer:
Residential real estate	34	31	27	19	14
Home equity	47	39	33	7	5
Indirect auto	13	6	1	—	—
Other consumer	5	6	3	1	—
Total consumer	98	82	65	27	19
Total nonaccruing loans	204	188	173	90	89
Real estate owned	21	25	10	4	9
Total nonperforming assets (2)	$224	$212	$183	$94	$98
Loans 90 days past due and still accruing interest (3)	$94	$113	$172	$143	$58
Total nonperforming assets as a percentage of total assets	0.58%	0.56%	0.50%	0.29%	0.46%
Total nonaccruing loans as a percentage of total loans	0.88%	0.87%	0.88%	0.55%	0.85%
Total nonaccruing originated loans as a percentage of total originated loans	0.90%	0.93%	1.07%	0.91%	1.14%
Allowance for loan losses to nonaccruing loans	115.0%	111.6%	94.1%	133.7%	106.8%

(1)	Includes $30 million, $30 million, and $29 million of nonperforming acquired lines of credit, primarily in home equity, at December 31, 2014, 2013, and 2012, respectively.

(2)
Nonperforming assets do not include $64 million, $52 million, $46 million, $44 million, and $22 million million of performing renegotiated loans that are accruing interest at December 31, 2014, 2013, 2012, 2011, and 2010 respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $60 million at December 31, 2014 in our originated loan portfolio increased from $51 million at December 31, 2013. Our acquired loans that were 30 to 89 days past due decreased $28 million from $58 million as of December 31, 2013 to $30 million as of December 31, 2014.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments as of December 31:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	2014	2013	2014	2013	2014	2013	2014	2013
Originated loans
Commercial:
Real estate	0.1%	0.1%	—%	—%	0.4%	0.4%	0.6%	0.5%
Business	0.1	0.1	0.1	0.1	0.3	0.4	0.5	0.6
Total commercial	0.1	0.1	0.1	—	0.4	0.4	0.5	0.5
Consumer:
Residential real estate	0.2	0.3	0.1	0.1	1.0	1.1	1.3	1.6
Home equity	0.2	0.2	0.1	0.1	0.8	0.8	1.0	1.1
Indirect auto	0.8	0.8	0.2	0.2	0.2	0.2	1.3	1.2
Credit cards	0.6	0.6	0.5	0.4	0.7	0.9	1.8	1.8
Other consumer	1.2	1.1	0.4	0.4	1.0	0.9	2.5	2.4
Total consumer	0.4	0.5	0.1	0.2	0.7	0.8	1.3	1.4
Total	0.2%	0.2%	0.1%	0.1%	0.5%	0.5%	0.8%	0.8%
Acquired loans
Commercial:
Real estate	0.3%	0.5%	0.2%	0.5%	2.5%	2.6%	3.0%	3.7%
Business	0.1	0.4	—	0.1	1.9	2.0	2.1	2.6
Total commercial	0.2	0.5	0.2	0.4	2.3	2.5	2.8	3.4
Consumer:
Residential real estate	0.9	1.2	0.4	0.7	4.4	4.1	5.7	6.1
Home equity	0.6	0.6	0.2	0.3	1.9	1.8	2.7	2.7
Total consumer	0.7	1.0	0.3	0.5	3.3	3.1	4.3	4.7
Total	0.6%	0.8%	0.3%	0.5%	2.9%	2.9%	3.7%	4.2%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at December 31:

	Percent of Total
	2014	2013
Originated loans:
Pass	94.2%	94.6%
Criticized:(1)
Accrual	5.0	4.6
Nonaccrual	0.8	0.8
Total criticized	5.8	5.4
Total	100.0%	100.0%
Acquired loans:
Pass	89.1%	88.2%
Criticized:(1)
Accrual	10.4	11.3
Nonaccrual	0.5	0.5
Total criticized	10.9	11.8
Total	100.0%	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review.”
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

	Percent of Total
	2014	2013
Originated loans by refreshed FICO score:
Over 700	78.9%	76.0%
660-700	11.2	12.2
620-660	5.0	5.8
580-620	2.2	2.5
Less than 580	2.2	2.4
No score(1)	0.5	1.1
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	73.4%	72.7%
660-700	7.7	8.1
620-660	4.8	4.4
580-620	3.8	3.6
Less than 580	3.9	4.3
No score(1)	6.4	6.9
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $93 million and $125 million as of December 31, 2014 and 2013, respectively. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.
The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related year:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
December 31, 2014
Provision for credit losses	$1	$—	$6	$1	$8
Net charge-offs	—	—	6	—	6
Net charge-offs to average loans	—%	—%	0.68%	0.02%	0.14%
Nonperforming loans	$8	$11	$10	$2	$30
Total loans(1)	800	2,043	782	210	3,835
Allowance for acquired loan losses	1	—	4	1	6
Credit related discount (2)	18	55	18	2	93
Credit related discount as percentage of loans	2.29%	2.71%	2.27%	0.84%	2.43%
Criticized loans(3)	$30	$129	$55	$22	$237
Classified loans(4)	24	69	50	15	158
Greater than 90 days past due and accruing(5)	10	46	27	8	91
December 31, 2013
Provision for credit losses	$—	$—	$7	$—	$7
Net charge-offs	—	—	5	—	5
Net charge-offs to average loans	0.01%	—%	0.40%	—%	0.09%
Nonperforming loans	$6	$7	$14	$3	$30
Total loans (1)	872	2,585	957	228	4,643
Allowance for acquired loan losses	—	—	4	—	4
Credit related discount (2)	23	69	24	9	125
Credit related discount as percentage of loans	2.59%	2.68%	2.50%	4.14%	2.70%
Criticized loans (3)	$32	$147	$95	$33	$308
Classified loans (4)	26	83	82	22	211
Greater than 90 days past due and accruing (5)	10	55	36	9	110

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

(3)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

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

The following table provides information about our originated loan portfolio as of the dates indicated or for the year ended:

(dollars in millions)	December 31, 2014	December 31, 2013
Provision for loan losses	$85	$96
Net charge-offs	62	52
Net charge-offs to average loans	0.34%	0.34%
Nonperforming loans	$174	$157
Nonperforming loans to total loans	0.90%	0.93%
Total loans	$19,296	$16,922
Allowance for loan losses	228	205
Allowance for loan losses to total loans	1.18%	1.21%
Classified loans(1)	$451	$452
Greater than 90 days past due and accruing (2)	3	3

(1)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

(2)	Includes credit card loans and loans that have matured and are in the process of collection.
Our total allowance for loan losses related to both our originated and acquired loans increased $25 million from December 31, 2013 to $234 million at December 31, 2014 as our total provision for loan losses of $93 million exceeded our total net charge-offs of $68 million. The ratio of our total allowance for loan losses to total loans increased to 1.02% at December 31, 2014 compared to 0.98% as of December 31, 2013. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.18% at December 31, 2014, a three basis point decrease from December 31, 2013.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $120 million at December 31, 2014 from $108 million at December 31, 2013. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $67 million and $52 million at December 31, 2014 and December 31, 2013, respectively.
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
Our portfolio of mortgages serviced for others amounted to $3.8 billion and $3.7 billion at December 31, 2014 and 2013, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $6 million and $9 million at December 31, 2014 and 2013, respectively. Reserve release, net of new provision in the amount of $2.0 million, was included in mortgage banking revenue during 2014.
The delinquencies in our serviced loan portfolio were as follows at December 31:

	2014	2013	2012
30 to 59 days past due	0.20%	0.30%	0.38%
60 to 89 days past due	0.11	0.11	0.16
Greater than 90 days past due	0.69	0.72	0.77
Total past due loans	1.01%	1.13%	1.31%

Investment Securities
The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of December 31:

	2014		2013		2012
(dollars in millions)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$444	$453	$516	$529	$587	$608
U.S. Treasury	25	25	20	20	20	21
U.S. government sponsored enterprises	187	191	306	312	395	409
Corporate	820	823	863	872	827	851
Total debt securities	1,476	1,492	1,705	1,734	1,830	1,889
Other	22	22	33	33	31	31
Total debt and other securities	$1,497	$1,514	$1,738	$1,766	$1,861	$1,920
Average remaining life of debt securities(1)	3.3 years		4.0 years		4.2 years
Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	$34	$34	$41	$40	$68	$70
FNMA	96	100	134	139	394	414
FHLMC	115	120	154	159	343	355
Collateralized mortgage obligations:
GNMA	—	—	—	—	1,060	1,091
FNMA	694	682	797	761	1,460	1,474
FHLMC	353	350	396	379	1,036	1,047
Non-agency issued	—	—	12	13	60	61
Total collateralized mortgage obligations	1,047	1,032	1,205	1,152	3,617	3,674
Total residential mortgage-backed securities	1,291	1,286	1,534	1,490	4,422	4,513
Commercial mortgage-backed securities	1,450	1,500	1,759	1,831	1,930	2,060
Total mortgage-backed securities	$2,741	$2,786	$3,294	$3,321	$6,351	$6,573
Average remaining life of mortgage-backed securities(1)	3.6 years		4.6 years		2.8 years
Collateralized loan obligations:	$1,001	$1,016	$1,392	$1,431	$1,510	$1,545
Average remaining life of collateralized loan obligations(1)	3.4 years		3.8 years		4.6 years
Asset-backed securities collateralized by:
Student loans	$228	$235	$306	$312	$378	$390
Credit cards	42	42	73	73	74	75
Auto loans	193	194	331	335	367	372
Other	127	127	186	186	118	119
Total asset-backed securities	$591	$599	$896	$905	$936	$956
Average remaining life of asset-backed securities(1)	2.2 years		2.7 years		3.7 years
Total securities available for sale	$5,830	$5,915	$7,319	$7,423	$10,658	$10,994
Average remaining life of investment securities available for sale(1)	3.5 years		4.0 years		3.4 years

	2014		2013		2012
(dollars in millions)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities held to maturity:
Debt securities, U.S. government agencies	$60	$60	$5	$5	$—	$—
Residential mortgage-backed securities:
GNMA	12	12	17	17	6	6
FNMA	118	118	146	143	5	5
FHLMC	65	65	81	81	7	7
Collateralized mortgage obligations:
GNMA	1,755	1,779	1,713	1,727	1,006	1,055
FNMA	1,965	1,954	1,074	1,027	18	19
FHLMC	1,967	1,976	1,007	989	257	281
Total collateralized mortgage obligations	5,687	5,709	3,793	3,742	1,282	1,355
Total residential mortgage-backed securities	5,882	5,904	4,037	3,983	1,300	1,374
Total securities held to maturity	$5,942	$5,964	$4,042	$3,988	$1,300	$1,374
Average remaining life of investment securities held to maturity(1)	5.1 years		5.0 years		2.5 years

(1)	Average remaining life is computed utilizing estimated maturities and prepayment assumptions.
The net unamortized purchase premiums on our CMO portfolio amounted to $78 million, or 1.2% of the portfolio, at December 31, 2014 and $58 million, or 1.2% of the portfolio, at December 31, 2013. The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $9 million, or 2.1% of the portfolio, at December 31, 2014, from $13 million, or 2.3% of the portfolio, at December 31, 2013.
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
Mortgage rates have increased from the lows seen in the fourth quarter of 2012 and actual cash flows on our CMO portfolio were lower than expected. Additionally, we believe that future prepayment speeds would be slower than previously estimated. As a result, we recorded a $5 million, or two basis points, retroactive adjustment to our residential mortgage-backed securities portfolio related to changes in prepayment speed estimates during 2013.
During the third and fourth quarters of 2014, certain portions of our CMO portfolio experienced higher than expected prepayments given increases in home sales and lower mortgage rates that occurred throughout 2014. As a result, we increased the expected future prepayment speeds for certain portions of the portfolio that resulted in $2 million retroactive adjustments over the two quarters. Mortgage rates continued to decline into 2015 and as a result, national applications for mortgages increased sharply. We believe the increased application activity will increase the rate of prepayments in the first half of 2015 compared to 2014.
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
Our holdings in residential mortgage-backed securities were 61% and 48% of our total investment securities portfolio at December 31, 2014 and 2013, respectively. At December 31, 2014, all of our residential mortgage-backed securities in our available for sale portfolio were issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation

(“FHLMC”) and at December 31, 2013, 99% were issued by those GNMA, FNMA, or FHLMC. GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At December 31, 2014 and 2013, 14% and 16%, respectively, of our investment securities were variable rate, and are predominantly CLOs.
Our investment in FHLB stock consisted of $256 million and $25 million of FHLB of New York common stock and FHLB of Boston common stock, respectively, at December 31, 2014 and of $231 million and $102 million of FHLB of New York common stock and FHLB of Boston common stock, respectively, at December 31, 2013. Our investment in FRB stock amounted to $131 million and $136 million at December 31, 2014 and 2013, respectively.
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
December 31, 2014
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$6,734	$6,741	$6,741	$—	$—	$—	$—
Residential mortgage-backed securities	438	448	448	—	—	—	—
Debt securities	272	277	266	11	—	—	—
Total	7,445	7,466	7,455	11	—	—	—
Commercial mortgage-backed securities	1,450	1,500	928	406	166	—	—
Collateralized loan obligations	1,001	1,016	721	273	21	—	—
Asset-backed securities	591	599	497	101	—	—	—
Corporate debt	820	823	—	102	193	526	1
States and political subdivisions	444	453	260	170	2	—	22
Other	22	22	—	—	—	—	22
Total investment securities	$11,772	$11,879	$9,862	$1,064	$382	$526	$45
December 31, 2013
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$4,985	$4,882	$4,882	$—	$—	$—	$—
Residential mortgage-backed securities	574	578	578	—	—	—	—
Debt securities	332	338	326	11	—	—	—
Total	5,891	5,798	5,786	11	—	—	—
Commercial mortgage-backed securities	1,759	1,831	1,027	549	255	—	—
Collateralized loan obligations	1,392	1,431	1,024	376	31	—	—
Asset-backed securities	896	905	689	216	—	—	—
Corporate debt	863	872	—	147	185	535	4
States and political subdivisions	516	529	303	202	16	—	9
Other	45	45	1	15	5	—	25
Total investment securities	$11,362	$11,411	$8,831	$1,515	$492	$535	$38
The weighted average credit rating of our portfolio was AA at December 31, 2014 and 2013.
Our Credit Portfolio Oversight Committee (the "Committee") meets monthly to analyze and monitor our securities portfolio from a credit perspective. We utilize external credit ratings but have also developed our own internal ratings process based on quantitative and qualitative factors for each of the securities to evaluate credit risk within the portfolio. In addition to reviewing security ratings, which are one measure of risk, the Committee reviews various credit metrics for each of the portfolios including these metrics under stressed environments. For structured securities, the Committee generally reviews changes in the underlying collateral and changes in credit enhancement. In the discussion of our investment portfolio, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
Our Corporate Debt portfolio includes $594 million of High Yield bonds at December 31, 2014. The High Yield portfolio is well diversified with an average hold size of $7 million and rating of Ba2/BB. Approximately 16% of the High Yield bond portfolio amortized cost consisted of companies rated Investment Grade. Currently $98 million, or less than 1% of our total investment securities portfolio, consists of companies exposed to the energy sector. This subset of the portfolio with exposure to energy is very granular with an average security exposure of $6 million and largest exposure of $10 million. Due to the decline in oil prices and market outflows during the fourth quarter of 2014, the energy portion of the bond portfolio experienced a 3.8% decline in market value during the fourth quarter of 2014, which subsequently has rebounded 2.6% year-to-date (as of 3/11/2015). The High Yield bond portfolio is actively monitored and reviewed as part of our Credit Portfolio Oversight Committee.
Our CMBS portfolio had an amortized cost of $1.5 billion at December 31, 2014. The net unamortized premiums on our CMBS portfolio amounted to $28 million, or 2.0% of the portfolio at December 31, 2014 and $64 million, or 3.8% of the portfolio at December 31, 2013. Gross unrealized losses on our CMBS portfolio amounted to $0.2 million and $2 million at December 31, 2014 and 2013, respectively. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 89% of this portfolio was rated A or higher at December 31, 2014. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.
The following table provides information on the credit enhancements of securities in our CMBS portfolio at December 31:

	2014		2013
Credit enhancement	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$1,075	74%	$1,299	74%
25 - 30%	223	16	268	15
20 - 25%	118	8	177	10
18 - 20%	33	2	16	1
Total	$1,450	100%	$1,759	100%
Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.0 billion at December 31, 2014. Gross unrealized losses on our CLO portfolio amounted to $3 million and $2 million at December 31, 2014 and December 31, 2013, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 3.2% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Over half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 98% of our CLO portfolio was rated A or higher at December 31, 2014 and significant credit enhancements for our securities provide us protection from default.

The following table provides information on the credit enhancements for our securities in our CLO portfolio at December 31:

	2014		2013
Credit Enhancement	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$73	7%	$87	6%
35 - 40%	224	23	221	16
30 - 35%	83	8	222	16
25 - 30%	223	22	346	25
20 - 25%	133	13	136	10
15 - 20%	240	24	341	24
10 - 15%	25	3	39	3
0 - 10%	—	—	—	—
Total	$1,001	100%	$1,392	100%

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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-

term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $5.0 billion outstanding at December 31, 2014.
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
We have included the Company's credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of December 31, 2014:

	Moody's	S&P	Fitch
Senior unsecured	Ba1	BBB-	BBB-
Subordinated debt	Ba2	BB+	BB+
In March 2014, Moody's downgraded the Company's long-term issuer rating to Ba1 (one notch below investment grade). Moody's affirmed the rating in November 2014, but moved their outlook from stable to negative. In December 2014, S&P downgraded the Company's long-term issuer rating by one notch to BBB- (which is at the investment grade minimum rating). In January 2015, Fitch affirmed their rating of BBB- (which is at the investment grade minimum rating), but moved their outlook from stable to negative. Following the downgrade, S&P’s outlook is stable while the negative outlook by Moody’s and Fitch will entail their monitoring of our credit rating over the next 12 to 18 months.
We have total collateralized wholesale borrowings of $5.0 billion at December 31, 2014. In addition to this amount, we have additional collateralized wholesale borrowing capacity of $5.7 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $0.9 billion was available at the Federal Reserve's discount window.
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
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company's liquidity are dividends to common and preferred stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $383 million at December 31, 2014. As of

December 31, 2014, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to common and preferred stockholders without reliance on dividends from the Bank.
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
While the size of our goodwill charge does not adversely impact our capital ratios, it does impact our regulatory dividend capacity formula. Simply stated, even though the non-cash goodwill charge does not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company and obtain a non-objection from the Federal Reserve to pay the Company dividend to our common and preferred stockholders in the future. We have received regulatory approval from the OCC to pay a first quarter 2015 capital distribution to our Bank Holding Company and non-objection from the Federal Reserve to pay common and preferred stock dividends in the second quarter of 2015, subject to customary approval from our Board of Directors.
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
The Bank paid dividends of $80 million and $175 million to the Company during 2014 and 2013, respectively. Additionally, the Bank made an $85 million capital distribution to the Company during 2014.

Borrowings
The following table shows certain information about our borrowings for the dates indicated:

	At or for the year ended December 31,
(dollars in millions)	2014	2013	2012
Period-end balance:
FHLB advances	$5,049	$4,304	$2,439
Repurchase agreements	423	518	545
Senior notes	298	298	297
Subordinated notes	298	298	298
Junior subordinated debentures	114	113	112
Other borrowings	23	25	25
Total borrowings	$6,206	$5,556	$3,716
Maximum balance at any month end:
FHLB advances	$5,049	$4,304	$6,336
Repurchase agreements	570	593	4,478
Senior notes	298	298	297
Subordinated notes	298	298	298
Junior subordinated debentures	114	113	112
Other borrowings	25	25	30
Average balance:
FHLB advances	$4,168	$3,157	$2,561
Repurchase agreements	509	587	2,167
Senior notes	298	298	297
Subordinated notes	298	298	298
Junior subordinated debentures	113	112	112
Other borrowings	24	25	26
Period-end weighted average interest rate:
FHLB advances	0.48%	0.46%	0.43%
Repurchase agreements	0.14	0.18	0.18
Senior notes	6.75	6.75	6.75
Subordinated notes	7.25	7.25	7.25
Junior subordinated debentures	2.57	2.65	2.72
Other	3.94	3.92	4.00
Weighted average maturity (years):
FHLB advances	0.5	0.4	0.3
Senior notes	5.2	6.2	7.2
Subordinated notes	7.0	8.0	9.0
Junior subordinated debentures	20.7	21.7	22.7
Other	11.1	11.9	12.9
Borrowings increased to $6.2 billion at December 31, 2014 from $5.6 billion at December 31, 2013 while short-term borrowings increased by $650 million from December 31, 2013 to $5.5 billion. We used short-term borrowings to fund asset growth due to the run off of our money market deposit accounts and certificates of deposit.
At December 31, 2014, wholesale borrowings totaled $5.8 billion. Wholesale borrowings are generally used as an alternative to deposit funding. Wholesale funding is generally utilized over deposits if the wholesale funding can be originated at lower incremental costs than deposits or if the structure of the wholesale borrowing is more advantageous to the bank's interest rate risk or for hedging the bank's balance sheet.

Our junior subordinated debentures include amounts related to First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2014. The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $28 million, was $114 million at December 31, 2014. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2014 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.
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
Deposits
The table below contains selected information on the composition of our deposits as of December 31:

	2014			2013			2012
(dollars in millions)	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
Core deposits:
Savings	$3,452	12.4%	0.09%	$3,667	13.8%	0.10%	$3,888	14.0%	0.15%
Interest-bearing checking	5,084	18.3	0.03	4,744	17.8	0.04	4,451	16.1	0.07
Money market deposits	9,962	35.8	0.22	9,740	36.5	0.21	10,581	38.2	0.28
Noninterest-bearing	5,407	19.5	—	4,866	18.2	—	4,644	16.8	—
Total core deposits	23,906	86.0	0.11	23,016	86.3	0.12	23,563	85.1	0.17
Certificates	3,876	14.0	0.69	3,649	13.7	0.68	4,113	14.9	0.81
Total deposits	$27,781	100.0%	0.19%	$26,665	100.0%	0.20%	$27,677	100.0%	0.27%

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
December 31, 2014
Core deposits:
Savings	$2,223	$170	$218	$842	$3,452
Interest-bearing checking	3,083	674	672	656	5,084
Money market deposits	6,455	1,205	895	1,407	9,962
Noninterest-bearing	3,219	830	636	722	5,407
Total core deposits	14,980	2,878	2,421	3,627	23,906
Certificates	2,421	450	300	705	3,876
Total deposits	$17,401	$3,329	$2,720	$4,331	$27,781
December 31, 2013
Core deposits:
Savings	$2,342	$162	$221	$942	$3,667
Interest-bearing checking	2,812	640	656	636	4,744
Money market deposits	6,283	1,151	927	1,378	9,740
Noninterest-bearing	2,949	704	562	651	4,866
Total core deposits	14,385	2,657	2,366	3,608	23,016
Certificates	2,036	481	353	779	3,649
Total deposits	$16,421	$3,138	$2,719	$4,387	$26,665

(1)
Includes brokered money market deposits of $412 million and $336 million at December 31, 2014 and December 31, 2013, respectively, and brokered certificates of deposit of $1.2 billion and $739 million at December 31, 2014 and December 31, 2013, respectively.

The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $250,000 and greater at December 31, 2014:

(in millions)	Over $250,000
Less than three months	$61
Over three months to six months	106
Over six months to 12 months	66
Over 12 months	84
Total	$317
Our total deposits increased $1.1 billion, or 4%, from December 31, 2013 to $27.8 billion at December 31, 2014. Our strategic focus remains on efforts to grow our customer base, re-position our account mix and introduce new products and services that further enhance our value proposition to customers. Recent investments in mobile banking and remote deposit capture have further enhanced customers’ ability to transact in the delivery channel of their choice while at the same time lowering our cost to acquire and serve such customers. Current and anticipated investments as part of our Strategic Investment Plan in new digital features and functionalities such as online account opening will further enhance customers’ ability to do business with us across all delivery channels.
Transactional deposits, which include interest-bearing and noninterest bearing checking balances, increased $882 million, or 9%, from December 31, 2013. Transaction deposits currently represent 38% of our deposit base, up from 36% a year ago. Interest-bearing checking and money market balances increased from December 31, 2013 driven by promotional campaigns and resulting strength in checking account sales, particularly in our New York markets, in addition to the $76 million increase in brokered money market deposits. Noninterest-bearing checking balances increased $542 million from December 31, 2013, driven by increased commercial deposit generation.

As of December 31, 2014, brokered certificates of deposit increased $421 million to $1.2 billion from December 31, 2013 as we increased the use of them as a funding source. The terms on these brokered certificates of deposit are between six months and 24 months with interest rates ranging between 0.30% and 0.85%.
The average cost of interest-bearing deposits for the year ended December 31, 2014 of 0.24% was unchanged from the year ended December 31, 2013.
Contractual Obligations and Other Commitments(1)
The following table indicates certain of our funding obligations by time remaining until maturity as of December 31, 2014:

(in millions)	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	Over 5 years	Total
Certificates of deposit	$2,766	$769	$317	$23	$3,876
Long-term borrowings	—	—	—	710	710
Commitments to extend credit (2)	11,007	—	—	—	11,007
Standby letters of credit (2)	266	—	—	—	266
Operating leases	34	58	39	62	192
Purchase obligations	35	20	—	—	54
Capital leases	3	5	5	16	30
Partnership investment commitments	53	18	1	2	74
Other	3	7	7	23	39
Total contractual obligations	$14,167	$877	$369	$836	$16,249

(1)	Amounts do not include contractual interest.

(2)
We do not expect all of our commitments to extend credit and standby letters of credit to be fully funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $9.3 billion available under lines of credit and credit cards.

Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $11.0 billion and $9.5 billion at December 31, 2014 and 2013, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit increased to $3.8 billion at December 31, 2014 from $3.4 billion at December 31, 2013, and our unused home equity and other consumer lines of credit increased to $5.3 billion at December 31, 2014 from $4.9 billion at the end of 2013. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $266 million and $297 million at December 31, 2014 and 2013, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above, our commitments to sell residential mortgages decreased to $137 million at December 31, 2014 from $168 million at the end of 2013.

Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information as of December 31, 2014 regarding the carrying value, weighted average yields and contractual maturities of our investment securities portfolio. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of certain of our tax exempt investment securities have not been factored into the yield calculations in this table:

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
(dollars in millions)	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
Investment securities available for sale
Debt securities:
States and political subdivisions	$87	3.05%	$327	3.51%	$38	5.01%	$2	5.93%	$453	3.56%
U.S. Treasury	—	—	25	1.59	—	—	—	—	25	1.59
U.S. government sponsored enterprises	—	—	151	2.47	38	2.41	3	0.61	191	2.44
Corporate	20	3.50	296	3.37	496	5.01	10	3.27	823	4.37
Total debt securities	107	3.14	799	3.20	571	4.84	15	3.25	1,492	3.83
Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	—	—	—	8.64	8	3.05	26	2.69	34	2.78
FNMA	—	4.96	4	5.11	29	3.72	67	3.28	100	3.48
FHLMC	—	—	1	5.50	57	3.89	62	3.14	120	3.52
Collateralized mortgage obligations:
FNMA	—	—	—	8.77	1	2.57	682	2.09	682	2.09
FHLMC	—	—	—	3.90	—	—	350	2.27	350	2.27
Non-agency issued	—	—	—	—	—	—	—	—	—	—
Total collateralized mortgage obligations	—	—	—	3.92	1	2.57	1,032	2.15	1,032	2.15
Total residential mortgage-backed securities	—	4.96	5	5.19	94	3.76	1,186	2.28	1,286	2.40
Commercial mortgage-backed securities	—	—	—	—	—	—	1,500	3.82	1,500	3.82
Total mortgage-backed securities	—	4.96	5	5.19	94	3.76	2,687	3.14	2,786	3.17
Collateralized loan obligations	—	—	67	3.66	836	3.30	112	2.26	1,016	3.22
Asset-backed securities	—	—	254	2.28	94	2.47	252	2.95	599	2.59
Other (1)	—	—	—	—	—	—	—	—	22	6.74
Total securities available for sale	$107	3.14%	$1,125	3.03%	$1,596	3.84%	$3,066	3.11%	$5,915	3.29%

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
(dollars in millions)	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
Investment securities held to maturity
Debt securities, U.S. government agencies	$—	—%	$15	2.01%	$45	2.36%	$—	—%	$60	2.27%
Residential mortgage-backed securities:
GNMA	—	—	2	2.96	6	3.22	4	3.66	12	3.32
FNMA	—	4.48	8	3.78	5	3.94	105	2.87	118	2.98
FHLMC	—	—	5	4.21	3	5.22	56	2.64	65	2.90
Collateralized mortgage obligations:
GNMA	—	—	—	—	—	—	1,755	2.90	1,755	2.90
FNMA	—	—	3	3.17	9	3.17	1,954	2.33	1,965	2.33
FHLMC	—	—	3	3.79	1	4.73	1,963	2.50	1,967	2.50
Total collateralized mortgage obligations	—	—	6	3.50	9	3.30	5,672	2.57	5,687	2.56
Total residential mortgage-backed securities	—	4.48	20	3.73	24	3.69	5,837	2.57	5,882	2.58
Total securities held to maturity	$—	4.48%	$35	3.00%	$69	2.82%	$5,837	2.57%	$5,942	2.57%

(1)	Other securities available for sale include investments with no stated maturity date.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at December 31, 2014 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. At December 31, 2014 and 2013, 51.1% and 47.1%, respectively, of loans were variable rate and expected to reprice within a year unencumbered by floors. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$5,150	$1,930	$150	$7,231
Construction	952	10	11	973
Business	4,634	963	190	5,786
Total commercial	10,736	2,903	351	13,990

Consumer:
Residential real estate	906	1,577	869	3,353
Home equity	2,378	394	163	2,936
Indirect auto	807	1,334	25	2,166
Credit cards	324	—	—	324
Other consumer	163	78	37	278
Total consumer	4,578	3,384	1,095	9,058
Total loans and leases	$15,315	$6,287	$1,446	$23,048

For the loans reported in the preceding table, the following sets forth at December 31, 2014, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2015:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$805	$1,275	$2,080
Construction	21	—	21
Business	1,071	81	1,152
Total commercial	1,898	1,356	3,253

Consumer:
Residential real estate	1,407	1,040	2,447
Home equity	557	1	558
Indirect auto	1,360	—	1,360
Credit cards	—	—	—
Other consumer	115	—	115
Total consumer	3,439	1,040	4,479
Total loans and leases	$5,337	$2,396	$7,733
The following table sets forth at December 31, 2014, the dollar amount of all of our fixed-rate loans due after December 31, 2015 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$605	$211	$131	$577	$26	$1,551
2 to 3 years	476	203	109	411	23	1,222
3 to 5 years	520	313	153	346	29	1,362
Total 1 to 5 Years	1,601	728	394	1,334	77	4,135
5 to 10 years	264	416	142	25	23	870
More than 10 years	33	264	22	—	14	332
Total	$1,898	$1,407	$557	$1,360	$115	$5,337
The following table sets forth at December 31, 2014, the dollar amount of all of our adjustable-rate loans due after December 31, 2015 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
	(in millions)
1 to 2 years	$440	$344	$1	$785
2 to 3 years	370	249	—	619
3 to 5 years	491	257	—	748
Total 1 to 5 Years	1,301	850	1	2,152
5 to 10 years	54	185	—	239
More than 10 years	—	5	—	5
Total	$1,356	$1,040	$1	$2,396
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
Net Interest Income Sensitivity
The following table shows the estimated impact on net interest income for the next 12 months resulting from parallel interest rate shifts of varying magnitude and different timing assumptions (gradual ramps up in rates over twelve months versus an immediate rate shock). These measurements assume the balance sheet remains static, meaning there is no net growth or change in balance sheet composition. Accordingly, the impact of the rate scenario run in calculating these measurements is reflected via the repricing of existing positions and reinvestment of runoff balances into similar positions at the periodic rate dictated by the scenario.

	Calculated increase (decrease)
	December 31, 2014		December 31, 2013
Changes in interest rates	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points (1)(2)	$53	4.9%	$45	4.2%
+ 100 basis points (gradual)	28	2.6	22	2.0
- 50 basis points (gradual)	(15)	(1.4)	(6)	(0.6)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)	Under a shock scenario where interest rates increase 200 basis points immediately, net interest income is estimated to increase by approximately 9.7% at December 31, 2014.
Assumptions / Limitations: The assumption of maintaining a static balance sheet and parallel rate shocks are key elements of this assessment of interest rate risk exposure. Certain variable impacts on these assumptions, such as the direction of future interest rates not moving in a parallel manner across the yield curve and how the balance sheet will dynamically respond and shift based on a change in future interest rates and how the Company will actually respond, are not contemplated in these measures and limit the predictive value of these scenarios. The Company is cognizant of the methodology and assumptions used in these standard interest rate risk measures, along with their resultant benefits and limitations. Key variables not included in these interest rate risk measures include, but are not limited to:

▪
Rates are unlikely to change in a parallel manner: there will likely be changes in yield curve slope and the spread between key market indices. For example, the 10-year U.S. Treasury Bond yielded 3.0% at January 2, 2014 and yielded 1.75% as of January 29, 2015 while the 2-year US Treasury yielded 0.39% to 0.52% over that same period resulting in the spread difference between the yields decreasing from

261 bps at January 2, 2014 to 123 bps at January 29, 2015. With different points of the interest rate curve moving in varying degrees, the balance sheet may dynamically adjust and not remain static as assumed in the standard interest rate risk measures. Examples of mix shifts in the balance sheet include, but are not limited to shifts between variable and fixed rate assets originated and the composition and absolute levels of deposit categories.

▪
Changes in customer behaviors: changing market rates re-define customer incentives and alternatives. For example, on the asset side the direction of mortgage rates will influence customer behavior and therefore housing turnover and refinance activity resulting in greater mortgage prepayments when long-term rates are declining, but create extension risk when those rates are increasing. In a rising rate environment mortgage activity may decline as lower prepayments on existing positions would likely be balanced by reduced originations. On the liability side, changing interest rate spreads between deposit categories will likely cause product shifts and changes in CD maturity terms. For example, as rates rise we would likely see customers migrate from non-reactive deposit categories (Savings and Checking) to more reactive categories (CDs and Money Market), which would carry higher rates than non-reactive deposits. These types of mix shifts are not contemplated in the assumptions for the standard interest rate risk measures.

▪
Responses to the competitive environment: Deposit reactivity, a key determinant to quantify interest rate risk and estimates of profitability, is also driven by the competitive environment for deposits. Our deposit reactivity modeling, like most others, is derived from experience in prior rate cycles. The duration of the prolonged low rate environment with actions taken by the Federal Reserve to keep interest rates low through its Quantitative Easing program and resulting excess liquidity in the financial system renders historical modeling and experience of how non-contractual deposits may actually react in an increasing interest rate environment potentially less effective as the historical data set is not representative of current dynamics and may not be a good indicator of future performance. Equally, the release by the Federal Reserve during September 2014 of its mechanisms for how they will raise interest rates when the decision is made to do so include, in addition to conventional measures such as increases to the Federal Funds Rate, new tools such as paying interest on excess reserves and the use of reverse repurchase agreements. The impact of these new tools as excess liquidity is reversed from the financial system is unprecedented as well as potential increases to the competitive pressures amongst financial institutions to retain deposits is not contemplated in the historical data set and thus modeling output.

Scenario Analysis: Assumptions on future rate paths and their impacts are inherently uncertain and, as a result, the impact of changes in interest rates on our net interest income cannot be precisely predicted. In conjunction with standard interest rate risk metrics, the Asset/Liability Committee of the Company formulates and analyzes a range of alternative scenarios in which rate moves are not parallel and the balance sheet is not static. Certain assumptions are stressed to provide a broader range of potential outcomes. Thus, both static interest rate risk measures and dynamic scenario analysis are factored into risk assessment and strategic decisions of the Company.
To measure the potential impacts of rate driven dynamics on net interest income, we utilize multivariate quantitative modeling that simulates the effects of changing market rates on the amount and timing of cash flows. A range of rate scenarios are analyzed, including parallel rate shocks, partial shocks and non-parallel rate moves. In addition, there are deterministic scenarios, such as flat rates (including bull flatteners where long-term rates move lower relative to short-term rates and bear flatteners where short-term increase more relative to long-term rates), implied forward curves and stressed environments. Scenario specific assumptions are formulated to project customer behaviors, the competitive environment and pricing implications on new and existing positions. Sensitivity analysis is applied to assumptions which are key to the outcome but inherently uncertain, such as prepayments, deposit reactivity and disintermediation.
The goal of these simulations is to quantify the full range of interest rate risk, and identify the key drivers of rate driven exposure. Results of these standard analyses are presented to ALCO. Strategies which foster prudent management of the bank’s exposure to interest rates and the resultant impacts on earnings and capital are reviewed, approved and monitored.
Mitigants of interest rate risk exposure include the following business practices and possible initiatives to manage balance sheet structure:

•	targeting of security portfolio size and duration

•	diversification of security portfolio collateral and credit profiles

•	management of balance sheet growth:

•	limited growth in longer duration assets, such as the sale of conforming fixed mortgage originations and capping the production of non-conforming mortgages

•	fostered growth of shorter duration assets (e.g. variable rate loans) or longer duration liabilities (e.g. core deposits)

•	disposition of current positions (sale / securitization)

•	hedging of current positions, or anticipatory hedging of projected positions

•	monitoring leverage to remain within prudent bounds
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

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile as of December 31:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	2014	2013
- 100 basis points	(3.6)%	2.4%
+ 100 basis points	(2.2)	(4.8)
+ 200 basis points (1)	(7.1)	(11.0)
+ 300 basis points (2)	(13.0)	(17.5)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.

Our EVE measures became less liability sensitive during 2014 as a result of the combination of growth in variable rate commercial loans as well as the higher prepayment speeds in the lower rate environment decreasing the duration on mortgage-backed securities. In addition, funding has become less reactive due to longer term certificates of deposit and a larger proportion of checking account balances as compared to December 31, 2013.
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
As of December 31, 2014, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
The noncash $1.1 billion goodwill impairment charge did not adversely affect our capital ratios. Our Tier 1 risk-based capital ratio on a consolidated basis was 9.81% and 9.56% at December 31, 2014 and 2013, respectively. Our Tier 1 common capital ratio was 8.2% and 7.86% at December 31, 2014 and 2013, respectively. This 34 basis points increase reflected normal operating earnings, the impact of deferred taxes on the goodwill impairment charge, the impact of the $22 million reserve towards our estimated exposure from remediation related to a self-identified process issue that affects certain customer deposit accounts, and normal balance sheet growth. Even though the goodwill charge does not impact cash flow for dividends, we are required to obtain regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company and consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders. We have received approval from the OCC and the Federal Reserve did not object to or express concerns regarding our fourth quarter dividends, which were declared on January 28, 2015. Based on current estimates, we expect to seek approval from the OCC to pay quarterly dividends until the first quarter of 2017 and consult with the Federal Reserve regarding quarterly dividend payments until the fourth quarter of 2015 based on their calculation formula.
While we cannot be assured that the OCC will approve and the Fed will not object to our quarterly dividend requests going forward, based on conversations with the regulators and barring any unforeseen future developments that would materially impact our profitability, we believe that we can maintain our holding company common and preferred dividend payments at their current levels. We have received regulatory approval from the OCC to pay a first quarter 2015 capital distribution to our Bank Holding Company and non-objection from the Federal Reserve to pay common and preferred stock dividends in the second quarter of 2015, subject to customary approval from our Board of Directors.
Based on our interpretation of the New Capital Rules, we have evaluated the impact of the phase in of the New Capital Rules on our numerator and denominator and we are confident in our ability to meet the minimum capital ratios plus the fully phased in capital conservation buffer upon implementation. The current requirements and our actual capital levels are detailed in Note 10 of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data.”
During 2014, our stockholders’ equity decreased $901 million driven primarily by our net loss of $715 million, $34 million in actuarial losses, net of taxes, on our benefit plans, $20 million in unrealized losses, net of taxes, on our investment securities available for sale, $113 million, or $0.32 per share, in common stock dividends, and $30 million in preferred stock dividends, partially offset by an increase of $11 million related to stock-based compensation activity.
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
At December 31, 2014, we held 13 million shares of our common stock as treasury shares. During 2014, we did not repurchase any shares of our common stock. We currently have authorization from our Board of Directors to repurchase an additional 12 million shares as part of our capital management initiatives. We issued 1 million shares from treasury stock in connection with grants of restricted stock awards during 2014. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
A discussion regarding our management of market risk is included in “Market Risk” in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2014 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the following reasons.
We have determined that our allowance for loan losses (the “allowance”) was overstated for the second, third and fourth quarters of 2013 and the first three quarters of 2014. The errors were due to the misconduct of a mid-level employee and, to a lesser extent, by errors related to certain data, model adjustments and calculations detected in 2015. The employee was responsible for preparing the information used by our Chief Credit Officer in determining the allowance each quarter that is then subject to review and approval by our Allowance Committee. The allowance information the employee prepared and presented to our Chief Credit Officer and the Allowance Committee for the relevant periods was not based on the models and judgmental processes as required under the Company’s internal procedures, which are designed to comply with Generally Accepted Accounting Principles (“GAAP”) and regulatory requirements. The employee has been terminated. Although we have determined that the resulting errors in the allowance for the specified periods were not material with regard to the consolidated financial statements taken as a whole for those periods (see Part I, Item 6, "Selected Financial Data," and Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), due to the material weakness related to the process for determining the allowance for loan losses described below, we have concluded that our internal control over financial reporting was not effective as of December 31, 2014.
A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely manner.
Based on its evaluation of internal control over financial reporting considering the foregoing, management has concluded that it did not design and maintain effective control with respect to: (1) segregation of duties among and between the individuals responsible for the determination of the allowance, the control operators responsible for validating that the allowance was determined and documented in accordance with the required policies and procedures, and the monitoring control that consists of management self testing over the key Sarbanes-Oxley allowance process controls, and (2) general computing controls were not designed and operating effectively to ensure that access to applications and data, and the ability to make program changes to the models used in the determination of the allowance were adequately restricted to the appropriate personnel and that the activities of the individuals with access to modify output and make program changes were appropriately monitored.
In response, we have reviewed our processes and recalculated the amounts used to determine the appropriate allowance for loan losses for each impacted period. Based on this review, we have revised the amount of our allowance for loan losses for each quarter in 2014 in accordance with GAAP including both our model-driven quantitative and judgmental qualitative components of our allowance for loan losses.
In 2015, Management is making changes to its internal controls that include: (1) better segregating the roles and responsibilities of its reconciliation, review and monitoring control consisting of management self testing of the key Sarbanes-Oxley controls over the determination and documentation of the allowance, and (2) establishing improved general computing controls that restrict access to applications and data, and the ability to make program changes to the models used in the determination of the allowance to the appropriate personnel and to ensure that the activities of individuals with access to modify output and make program changes are appropriately monitored. We will continue to monitor the efficacy of these and other control improvements.

Our management has communicated with the Audit Committee of the Board of Directors about these issues and the expected changes to our internal control over financial reporting. The Audit Committee has conducted an investigation of the employee misconduct, and found no evidence that others within the Company were aware of or participated in the employee misconduct, including senior and executive management. In addition, we have communicated about these matters with the Securities and Exchange Commission staff and with our banking regulators; we expect these communications to continue and we intend to cooperate fully with any related regulatory inquiries.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited First Niagara Financial Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s allowance for loan losses process has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 17, 2015, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, First Niagara Financial Group, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2014, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York
March 17, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Buffalo, New York
March 17, 2015

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in millions, except share and per share amounts)

	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$420	$463
Investment securities:
Available for sale, at fair value (amortized cost of $5,830 and $7,319 in 2014 and 2013; includes pledged securities that can be sold or repledged of $39 and $303 in 2014 and 2013)	5,915	7,423
Held to maturity, at amortized cost (fair value of $5,964 and $3,988 in 2014 and 2013; includes pledged securities that can be sold or repledged of $128 and $388 in 2014 and 2013)	5,942	4,042
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	412	469
Loans held for sale	40	50
Loans and leases (net of allowance for loan losses of $234 and $209 in 2014 and 2013)	22,803	21,230
Bank owned life insurance	426	415
Premises and equipment, net	407	418
Goodwill	1,350	2,449
Core deposit and other intangibles, net	67	94
Other assets	769	574
Total assets	$38,551	$37,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,781	$26,665
Short-term borrowings	5,472	4,822
Long-term borrowings	734	734
Other	471	414
Total liabilities	34,458	32,635
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2014 and 2013	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2014 and 2013	4	4
Additional paid-in capital	4,235	4,235
(Accumulated deficit) retained earnings	(330)	536
Accumulated other comprehensive income	9	62
Common stock held by employee stock ownership plan, 2,001,373 shares in 2013	—	(17)
Treasury stock, at cost, 12,613,836 and 12,060,739 shares in 2014 and 2013	(162)	(165)
Total stockholders’ equity	4,093	4,993
Total liabilities and stockholders’ equity	$38,551	$37,628
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Interest income:
Loans and leases	$847	$845	$814
Investment securities and other	361	365	362
Total interest income	1,207	1,210	1,176
Interest expense:
Deposits	53	53	67
Borrowings	69	64	86
Total interest expense	122	117	153
Net interest income	1,086	1,093	1,023
Provision for credit losses	96	105	92
Net interest income after provision for credit losses	990	988	931
Noninterest income:
Deposit service charges	90	104	91
Insurance commissions	66	67	68
Merchant and card fees	50	49	39
Wealth management services	61	58	41
Mortgage banking	18	18	32
Capital markets income	18	22	27
Lending and leasing	18	17	15
Bank owned life insurance	15	17	14
Gain on securities portfolio repositioning	—	—	21
Other income	(26)	12	12
Total noninterest income	310	366	360
Noninterest expense:
Salaries and employee benefits	463	461	427
Occupancy and equipment	112	111	99
Technology and communications	127	115	101
Marketing and advertising	35	20	32
Professional services	56	39	41
Amortization of intangibles	27	40	45
Federal deposit insurance premiums	40	35	35
Restructuring charges	22	—	6
Goodwill impairment	1,100	—	—
Deposit account remediation	22	—	—
Merger and acquisition integration expenses	—	—	178
Other expense	120	110	88
Total noninterest expense	2,124	931	1,051
(Loss) income before income taxes	(824)	423	239
Income tax (benefit)	(109)	128	71
Net (loss) income	(715)	295	168
Preferred stock dividend	30	30	28
Net (loss) income available to common stockholders	$(745)	$265	$141
(Loss) earnings per share:
Basic	$(2.13)	$0.75	$0.40
Diluted	(2.13)	0.75	0.40
Weighted average common shares outstanding:
Basic	350	350	349
Diluted	350	350	349
Dividends per common share	$0.32	$0.32	$0.32
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in millions)

	Year ended December 31,
	2014	2013	2012
Net (loss) income	$(715)	$295	$168
Other comprehensive (loss) income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the year	(12)	(109)	109
Reclassification adjustment for realized gains included in net income	—	—	(10)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the year	—	(34)	2
Net unrealized (losses) gains on securities available for sale	(12)	(143)	101
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains on securities transferred during the year	—	34	(2)
Less: amortization of net unrealized holding gains to income during the year	(8)	(12)	(2)
Net unrealized holding gains on securities transferred during the year	(8)	22	(4)
Net unrealized gains on interest rate swaps designated as cash flow hedges arising during the year	1	1	7
Pension and post-retirement actuarial (losses) gains	(34)	25	(14)
Total other comprehensive (loss) income	(53)	(95)	89
Total comprehensive (loss) income	$(768)	$200	$258
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2012	$338	$4	$4,228	$375	$68	$(19)	$(196)	$4,798
Net income	—	—	—	168	—	—	—	168
Total other comprehensive income, net	—	—	—	—	89	—	—	89
ESOP shares committed to be released (177,942 shares)	—	—	—	—	—	1	—	2
Stock-based compensation expense	—	—	11	—	—	—	—	11
Net tax expense from stock-based compensation	—	—	(1)	—	—	—	—	(1)
Restricted stock activity (786,670 shares)	—	—	(9)	(5)	—	—	12	(2)
Preferred stock dividends	—	—	—	(28)	—	—	—	(28)
Common stock dividends of $0.32 per share	—	—	—	(112)	—	—	—	(112)
Balances at December 31, 2012	338	4	4,231	399	157	(18)	(184)	4,927
Net income	—	—	—	295	—	—	—	295
Total other comprehensive loss, net	—	—	—	—	(95)	—	—	(95)
ESOP shares committed to be released (177,942 shares)	—	—	—	—	—	1	—	2
Stock-based compensation expense	—	—	9	—	—	—	—	9
Net tax expense from stock-based compensation	—	—	(1)	—	—	—	—	(1)
Restricted stock activity (1,320,324 shares)	—	—	(4)	(15)	—	—	19	(1)
Preferred stock dividends				(30)				(30)
Common stock dividends of $0.32 per share	—	—	—	(112)	—	—	—	(112)
Balances at December 31, 2013	338	4	4,235	536	62	(17)	(165)	4,993
Net loss	—	—	—	(715)	—	—	—	(715)
Total other comprehensive loss, net	—	—	—	—	(53)	—	—	(53)
ESOP shares committed to be released (297,080 shares)	—	—	—	—	—	2	—	2
Repurchase of shares upon ESOP termination (1,704,290)	—	—	—	—	—	15	(14)	1
Stock-based compensation expense	—	—	11	—	—	—	—	11
Net tax expense from stock-based compensation	—	—	(1)	—	—	—	—	(1)
Restricted stock activity (1,151,193 shares)	—	—	(11)	(8)	—	—	17	(2)
Preferred stock dividends	—	—	—	(30)	—	—	—	(30)
Common stock dividends of $0.32 per share	—	—	—	(113)	—	—	—	(113)
Balances at December 31, 2014	$338	$4	$4,235	$(330)	$9	$—	$(162)	$4,093
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(715)	$295	$168
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	1,100	—	—
Amortization of fees and discounts, net	45	49	30
Provision for credit losses	96	105	92
Depreciation of premises and equipment	58	53	43
Amortization of intangibles	27	40	45
Gain on securities portfolio repositioning	—	—	(21)
Origination of loans held for sale	(648)	(1,295)	(1,504)
Proceeds from sales of loans held for sale	668	1,412	1,453
ESOP and stock based-compensation expense	13	11	13
Deferred income tax (benefit) expense	(150)	5	34
Contributions to defined benefit pension plans	—	—	(112)
Other, net	(10)	40	(82)
Net cash provided by operating activities	484	716	159
Cash flows from investing activities:
Proceeds from sales of securities available for sale	331	485	3,239
Proceeds from maturities of securities available for sale	371	196	242
Principal payments received on securities available for sale	952	1,124	2,108
Purchases of securities available for sale	(162)	(1,497)	(6,273)
Principal payments received on securities held to maturity	781	868	481
Purchases of securities held to maturity	(2,743)	(636)	—
Proceeds from maturities of securities held to maturity	35	—	—
Proceeds from sales of (payments for purchases of) Federal Home Loan Bank and Federal Reserve Bank common stock	57	(49)	(62)
Net increase in loans and leases	(1,634)	(1,767)	(1,814)
Acquisitions, net of cash and cash equivalents	—	—	7,703
Purchases of premises and equipment	(57)	(67)	(104)
Other, net	(68)	(32)	53
Net cash (used in) provided by investing activities	(2,136)	(1,375)	5,574
Cash flows from financing activities:
Net increase (decrease) in deposits	1,119	(1,004)	(1,645)
Proceeds from short-term borrowings, net	650	1,839	775
Repayments of long-term borrowings	(2)	—	(5,127)
Repurchase of shares upon ESOP termination	(14)	—	—
Dividends paid on noncumulative preferred stock	(30)	(30)	(28)
Dividends paid on common stock	(113)	(112)	(112)
Other, net	(1)	(1)	(1)
Net cash provided by (used in) financing activities	1,610	692	(6,138)
Net (decrease) increase in cash and cash equivalents	(43)	32	(406)
Cash and cash equivalents at beginning of period	463	431	837
Cash and cash equivalents at end of period	$420	$463	$431

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions) (continued)

	Year ended December 31,
	2014	2013	2012
Supplemental disclosures
Cash paid during the period for:
Income taxes	$52	$57	$16
Interest expense	123	126	241
Acquisition of noncash assets and liabilities:
Assets acquired	—	—	2,408
Liabilities assumed	—	—	10,111
Other noncash activity:
Securities available for sale purchased not settled	18	—	—
Securities transferred from available for sale to held to maturity (at fair value)	—	3,001	—
Securities transferred from held to maturity to available for sale	—	—	861
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2014, 2013, and 2012
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
We consider a loan impaired when, based on current information, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. Beginning in the second quarter of 2014, we raised the threshold for evaluating commercial loans individually for impairment from $200 thousand to $1 million. Additionally, all loans modified in a troubled debt restructuring (“TDR”), regardless of size, are considered impaired. The impact of this change to our allowance for loan losses was not significant. This change was implemented on a prospective basis, accordingly, prior period financial disclosures were not revised. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent.

At origination, a determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. Loans that will be held in our portfolio are carried at amortized cost. Beginning in the second quarter of 2011, we elected the fair value option for substantially all residential mortgage loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This loan by loan election is made at the time of origination and is irrevocable. Residential mortgage loans held for sale for which the fair value option has not been elected, are recorded at the lower of the aggregate cost or market value (“LOCOM”). For residential mortgage loans held for sale where we have elected the fair value option any change in fair value subsequent to origination is recognized immediately in earnings in mortgage banking income. For residential mortgage loans held for sale that are recorded at LOCOM, we recognize any subsequent decreases in fair value in a valuation allowance through a charge to earnings at the time the decline in value occurs. We include gains and losses occurring during the holding period as well as those resulting from sales of our loans held for sale in mortgage banking income.
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
We have acquired loans in four separate acquisitions between January 2009 and May 2012. For each acquisition, we reviewed all loans greater than $1 million and considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality):

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
Allowance for Loan Losses
We establish our allowance for loan losses through a provision for credit losses. The level of the allowance for loan losses is based on our evaluation of the overall credit quality of our total loan portfolio. We segregate our loans between loans we originated which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.
Originated loans
We determine our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. Our commercial loan portfolio includes both business and commercial real estate loans. Our consumer loan portfolio includes residential real estate, home equity, indirect auto, credit card and other consumer loans. The allowance for loan losses is comprised of two components. The first component covers pools of loans for which there are incurred losses that are not yet individually identifiable. The allowance for pools of loans is based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends adjusted, as appropriate, for quantitative and qualitative risk factors specific to respective loan types. The second component covers loans that have been identified as impaired or are nonperforming as well as troubled debt restructurings (“TDRs”.)
Commercial loan portfolio
Commercial loans are initially evaluated using quantitative models whereby loans are grouped into pools based on similar risk characteristics such as loan type and grade to determine the historical loss rate. By loan type, the historical loss experience over an established loss emergence and look back period for each loan pool is used to calculate historical loss rates that are used as the primary driver of the quantitative historical allowance estimate. The loss emergence and historical loss look-back periods may vary based on a variety of factors. For example, a relatively long look-back may be the appropriate measure during times of economic stability; however, during a period of significant or rapid economic expansion or contraction, a shorter measurement period may be more appropriate. The loss emergence and look back periods may vary by loan pool and are considered in the determination of the historical loss rates for each pool.
Once the quantitative historical loss rates are established they may be adjusted for qualitative factors to reflect portfolio characteristics, credit concentrations and model imprecision conditions that are not captured in the historical loss rates, recent trends in loan volume and mix, delinquency, local and national economic factors, changes to the Bank’s lending policies and procedures, experience of lending staff, industrial and geographic factors, competition and legal or regulatory requirements. In addition, historical loss rates are modified when loan growth patterns or other trends indicate that the historical loss factors would not accurately reflect losses inherent in the current portfolio. Final adjustments to the historical loss rate calculation are made for known portfolio characteristics such as 100% cash secured loans and SBA guaranteed loans not captured in the modeling approach. Simulation techniques such as Monte Carlo modeling, using varying levels of confidence, are used to make such qualitative adjustments. These simulations help estimate the impact of concentrations such as large loan risk aspects within a loan portfolio and ensure that a reasonable amount of tail risk is captured. The Monte Carlo output may be adjusted for changes in loss severity based on recent trends that would affect charge-off levels. All qualitative adjustments are supported with trend (or other relevant data), which are documented in the quarterly allowance for loan loss analysis. Combining the quantitative and qualitative measurements, the Commercial loan component of our allowance for loan losses is recorded.
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
Impaired loans
We consider a commercial loan impaired, when, based on current information, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. Beginning in the second quarter of 2014, we raised the threshold for evaluating commercial loans individually for impairment from $200 thousand to $1 million. Additionally, all loans (commercial and consumer) modified in a troubled debt restructuring (“TDR”), regardless of size, are considered impaired. The impact of this change to our allowance for loan losses was not significant. This change was implemented on a prospective basis, accordingly, prior period financial disclosures were not revised. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent. We then factor any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. We typically would obtain an appraisal to use as the basis for the fair value of the underlying collateral.

Acquired Loans
Acquired loans accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)
For our acquired loans accounted for under ASC 310-30 for which subsequent decreases to the expected cash flows requires us to evaluate the need for an addition to the allowance for loan losses, our modeling techniques are similar to those we utilize for our originated loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
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
Accounting Standards Adopted in 2014
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance became effective for us on January 1, 2014 and did not have a significant impact on our financial statements.
In June 2013, the FASB released amended guidance to improve the accounting for determining whether an entity is an investment company.  The amendments change the approach to assessing investment company status and provide two required fundamental characteristics and five typical characteristics for determining whether an entity is an investment company.  The guidance became effective for us on January 1, 2014 and did not have a significant impact on our financial statements.
In July 2013, the FASB issued guidance to reduce diversity in practice related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Some entities present the unrecognized tax benefit as a liability and other entities present the unrecognized tax benefit as a reduction to a deferred tax asset.  The guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. The guidance became effective for us on January 1, 2014 and did not have a significant impact on our financial statements.
In November 2014, the FASB issued guidance that allows, through an option, an acquired entity to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The guidance became effective in November 2014 on a prospective basis to future change-in-control events.
Accounting Standards Not Yet Required to be Adopted as of December 31, 2014
In January 2014, the FASB issued guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The low-income housing tax credit program is designed to encourage private capital investment in the construction and rehabilitation of low-income housing.  The guidance becomes effective for us on January 1, 2015 with early adoption permitted.  We have not early adopted this guidance and we do not expect this to have a significant impact on our financial statements.
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
In April 2014, the FASB issued guidance that will change the requirements for reporting discontinued operations.  The new guidance will require that a disposal of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance becomes effective for us on January 1, 2015 and we do not expect this to have a significant impact on our financial statements.
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
In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments granted to employees in which the terms of the award provide that a performance target, that affects vesting, could be achieved after the requisite service period. The amendments require that those performance targets should be treated as performance conditions. The guidance becomes effective for us on January 1, 2016, with early adoption permitted, and we are currently evaluating the impact on our financial statements.
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
In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The guidance applies to all entities and is effective for us for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted, and we do not expect this to have a significant impact on our financial statements.
In November 2014, the FASB issued guidance for determining whether the nature of the host contract within a hybrid instrument is more akin to debt or equity. The guidance requires evaluating the nature of the host contract by considering the economic characteristics and risks of the entire hybrid, including the embedded feature that is being evaluated for separation. The guidance becomes effective for us on January 1, 2016, and we do not expect this to have a significant impact on our financial statements.
In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from GAAP. The guidance becomes effective for us on January 1, 2016 and may be applied on either a prospective or retrospective basis and we do not expect this to have a significant impact on our financial statements.
In February 2015, the FASB issued guidance which amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance becomes effective for us on January 1, 2016 and we are evaluating the impact of this guidance on our financial statements.
Pending FASB Rule Proposals
The FASB currently has two projects underway that could have a meaningful impact on bank financial statements, capital levels and regulatory capital ratios. The first project, which addresses the amount and timing of loss recognition for loans and investment securities, would generally result in an increase in overall allowance levels and lower capital levels. This project has been exposed for public comment three times since 2010. The most recent exposure draft did not contain an effective date, and the FASB has not indicated when they expect to issue a final standard or the final effective date.
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

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities are as follows at December 31:

	Amortized	Unrealized	Unrealized	Fair
2014	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$444	$10	$—	$453
U.S. Treasury	25	—	—	25
U.S. government sponsored enterprises	187	5	—	191
Corporate	820	15	(12)	823
Total debt securities	1,476	29	(12)	1,492
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	1	(1)	34
Federal National Mortgage Association	96	5	—	100
Federal Home Loan Mortgage Corporation	115	5	—	120
Collateralized mortgage obligations:
Federal National Mortgage Association	694	2	(13)	682
Federal Home Loan Mortgage Corporation	353	1	(4)	350
Total collateralized mortgage obligations	1,047	3	(18)	1,032
Total residential mortgage-backed securities	1,291	13	(19)	1,286
Commercial mortgage-backed securities, non-agency issued	1,450	51	—	1,500
Total mortgage-backed securities	2,741	64	(19)	2,786
Collateralized loan obligations, non-agency issued	1,001	18	(3)	1,016
Asset-backed securities collateralized by:
Student loans	228	7	—	235
Credit cards	42	—	—	42
Auto loans	193	1	—	194
Other	127	1	(1)	127
Total asset-backed securities	591	9	(1)	599
Other	22	—	—	22
Total securities available for sale	$5,830	$121	$(35)	$5,915
Investment securities held to maturity:
Debt securities, U.S. government agencies	$60	$—	$—	$60
Residential mortgage-backed securities:
Government National Mortgage Association	12	—	—	12
Federal National Mortgage Association	118	1	(1)	118
Federal Home Loan Mortgage Corporation	65	1	—	65
Collateralized mortgage obligations:
Government National Mortgage Association	1,755	27	(3)	1,779
Federal National Mortgage Association	1,965	11	(22)	1,954
Federal Home Loan Mortgage Corporation	1,967	25	(17)	1,976
Total collateralized mortgage obligations	5,687	63	(41)	5,709
Total residential mortgage-backed securities	5,882	64	(42)	5,904
Total securities held to maturity	$5,942	$64	$(42)	$5,964

	Amortized	Unrealized	Unrealized	Fair
2013	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$516	$14	$—	$529
U.S. Treasury	20	—	—	20
U.S. government sponsored enterprises	306	7	(1)	312
Corporate	863	19	(11)	872
Total debt securities	1,705	40	(12)	1,734
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	41	1	(2)	40
Federal National Mortgage Association	134	5	—	139
Federal Home Loan Mortgage Corporation	154	5	—	159
Collateralized mortgage obligations:
Federal National Mortgage Association	797	—	(36)	761
Federal Home Loan Mortgage Corporation	396	—	(17)	379
Non-agency issued	12	1	—	13
Total collateralized mortgage obligations	1,205	1	(54)	1,152
Total residential mortgage-backed securities	1,534	12	(56)	1,490
Commercial mortgage-backed securities, non-agency issued	1,759	74	(2)	1,831
Total mortgage-backed securities	3,294	85	(58)	3,321
Collateralized loan obligations, non-agency issued	1,392	40	(2)	1,431
Asset-backed securities collateralized by:
Student loans	306	6	—	312
Credit cards	73	—	(1)	73
Auto loans	331	4	—	335
Other	186	1	(1)	186
Total asset-backed securities	896	11	(2)	905
Other	33	1	—	33
Total securities available for sale	$7,319	$178	$(74)	$7,423
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	$—	$5
Residential mortgage-backed securities:
Government National Mortgage Association	17	—	—	17
Federal National Mortgage Association	146	—	(3)	143
Federal Home Loan Mortgage Corporation	81	—	(1)	81
Collateralized mortgage obligations:
Government National Mortgage Association	1,713	26	(12)	1,727
Federal National Mortgage Association	1,074	—	(47)	1,027
Federal Home Loan Mortgage Corporation	1,007	12	(30)	989
Total collateralized mortgage obligations	3,793	39	(90)	3,742
Total residential mortgage-backed securities	4,037	40	(94)	3,983
Total securities held to maturity	$4,042	$40	$(94)	$3,988

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$16	$—	22	$1	$—	5	$17	$—	27
U.S. Treasury	5	—	1	—	—	—	5	—	1
U.S. government sponsored enterprises	18	—	7	42	—	4	60	—	11
Corporate	176	(7)	127	102	(5)	61	278	(12)	188
Total debt securities	215	(7)	157	145	(5)	70	360	(12)	227
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(1)	5	19	(1)	5
Collateralized mortgage obligations:
Federal National Mortgage Association	26	—	3	517	(13)	30	542	(13)	33
Federal Home Loan Mortgage Corporation	47	—	3	216	(4)	12	263	(4)	15
Total collateralized mortgage obligations	73	—	6	733	(18)	42	806	(18)	48
Total residential mortgage-backed securities	73	—	6	752	(19)	47	825	(19)	53
Commercial mortgage-backed securities, non-agency issued	13	—	3	24	—	3	36	—	6
Total mortgage-backed securities	85	—	9	776	(19)	50	861	(19)	59
Collateralized loan obligations, non-agency issued	276	(2)	32	146	(1)	15	422	(3)	47
Asset-backed securities collateralized by:
Student loans	26	—	4	2	—	2	28	—	6
Credit card	8	—	1	—	—	—	8	—	1
Auto loans	3	—	2	—	—	—	3	—	2
Other	—	—	1	52	(1)	5	52	(1)	6
Total asset-backed securities	37	—	8	55	(1)	7	92	(1)	15
Other	—	—	—	9	—	3	9	—	3
Total securities available for sale in an unrealized loss position	$614	$(10)	206	$1,130	$(26)	145	$1,744	$(35)	351

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$38	$—	5	$—	$—	—	$38	$—	5
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	2	—	2	2	—	2
Federal National Mortgage Association	4	—	1	51	(1)	12	55	(1)	13
Federal Home Loan Mortgage Corporation	33	—	9	9	—	2	42	—	11
Collateralized mortgage obligations:
Government National Mortgage Association	360	(2)	48	46	(1)	12	407	(3)	60
Federal National Mortgage Association	240	(1)	18	648	(21)	36	888	(22)	54
Federal Home Loan Mortgage Corporation	422	(5)	27	463	(12)	28	885	(17)	55
Total collateralized mortgage obligations	1,022	(8)	93	1,157	(34)	76	2,179	(41)	169
Total residential mortgage-backed securities	1,059	(8)	103	1,219	(35)	92	2,278	(42)	195
Total securities held to maturity in an unrealized loss position	$1,097	$(8)	108	$1,219	$(35)	92	$2,316	$(42)	200

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$13	$—	25	$3	$—	7	$16	$—	32
U.S. government sponsored enterprises	71	(1)	11	2	—	2	73	(1)	13
Corporate	232	(8)	165	74	(2)	23	306	(11)	188
Total debt securities	315	(9)	201	79	(2)	32	394	(12)	233
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(2)	6	19	(2)	6
Federal National Mortgage Association	—	—	3	—	—	3	1	—	6
Collateralized mortgage obligations:
Federal National Mortgage Association	744	(36)	41	—	—	—	744	(36)	41
Federal Home Loan Mortgage Corporation	361	(17)	19	—	—	—	361	(17)	19
Non-agency issued	1	—	3	—	—	—	1	—	3
Total collateralized mortgage obligations	1,106	(54)	63	—	—	—	1,106	(54)	63
Total residential mortgage-backed securities	1,106	(54)	66	19	(2)	9	1,125	(56)	75
Commercial mortgage-backed securities, non-agency issued	158	(2)	15	12	—	3	170	(2)	18
Total mortgage-backed securities	1,264	(56)	81	32	(2)	12	1,296	(58)	93
Collateralized loan obligations, non-agency issued	261	(2)	28	3	—	1	264	(2)	29
Asset-backed securities collateralized by:
Student loans	67	—	8	—	—	—	67	—	8
Credit card	36	(1)	4	—	—	—	36	(1)	4
Auto loans	25	—	5	—	—	—	25	—	5
Other	72	(1)	11	—	—	—	72	(1)	11
Total asset-backed securities	200	(2)	28	—	—	—	200	(2)	28
Other	14	—	3	8	—	2	22	—	5
Total securities available for sale in an unrealized loss position	$2,054	$(69)	341	$122	$(5)	47	$2,176	$(74)	388

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2013	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$5	$—	1	$—	$—	—	$5	$—	1
Residential mortgage-backed securities:
Government National Mortgage Association	11	—	4	—	—	—	11	—	4
Federal National Mortgage Association	119	(3)	30	—	—	—	119	(3)	30
Federal Home Loan Mortgage Corporation	59	(1)	15	—	—	—	59	(1)	15
Collateralized mortgage obligations:
Government National Mortgage Association	520	(12)	58	—	—	—	520	(12)	58
Federal National Mortgage Association	1,011	(47)	59	—	—	—	1,011	(47)	59
Federal Home Loan Mortgage Corporation	629	(30)	35	22	(1)	1	652	(30)	36
Total collateralized mortgage obligations	2,160	(89)	152	22	(1)	1	2,182	(90)	153
Total residential mortgage-backed securities	2,348	(94)	201	22	(1)	1	2,371	(94)	202
Total securities held to maturity in an unrealized loss position	$2,353	$(94)	202	$22	$(1)	1	$2,376	$(94)	203
We have assessed our securities that were in an unrealized loss position at December 31, 2014 and 2013 and determined that any decline in fair value below amortized cost was temporary.
The Volcker Rule provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions to sponsor or invest in private funds or to engage in certain types of proprietary trading. Although the Volcker Rule became effective on July 21, 2012 and the final rules became effective April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by Collateralized Loan Obligations ("CLOs") where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On December 18, 2014, the Federal Reserve Board announced it would give banking entities until July 21, 2016 to conform investments in covered funds that were in place prior to December 31, 2013 ("legacy covered funds"). The Board also announced its intention to act next year to grant banking entities an additional one-year extension of the conformance period for legacy covered funds which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests to the stated provisions of the final Volcker Rule.
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
Scheduled contractual maturities of our investment securities were as follows at December 31, 2014:

	Amortized cost	Fair value
Debt securities:
Within one year	$106	$107
After one year through five years	795	814
After five years through ten years	619	616
After ten years	15	15
Total debt securities	1,536	1,552
Mortgage-backed securities	8,623	8,690
Collateralized loan obligations	1,001	1,016
Asset-backed securities	591	599
Other	22	22
	$11,772	$11,879
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio was 3.7 years at December 31, 2014, compared to 3.5 years at December 31, 2013.
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
At December 31, 2014 and 2013, $6.1 billion and $5.6 billion, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the FHLB and Federal Reserve Bank (“FRB”), as well as repurchase agreements, certain deposits, and derivative instruments. At December 31, 2014, our investment portfolio included securities issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association with a fair value of $2.5 billion, $2.9 billion, and $1.8 billion, respectively. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
Our investment in FHLB stock consists of $256 million and $25 million of FHLB of New York common stock and FHLB of Boston common stock, respectively, at December 31, 2014 and of $231 million and $102 million of FHLB of New York common stock and FHLB of Boston common stock, respectively, at December 31, 2013.
Our investment in FRB stock amounted to $131 million and $136 million at December 31, 2014 and 2013, respectively.
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
Our loans and leases receivable consisted of the following at December 31:

	2014			2013
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$6,181	$1,050	$7,231	$5,527	$1,387	$6,914
Construction	973	1	973	828	36	864
Business	5,430	345	5,775	4,876	414	5,290
Total commercial	12,584	1,395	13,979	11,231	1,838	13,068
Consumer:
Residential real estate	2,096	1,257	3,353	1,902	1,546	3,448
Home equity	1,847	1,089	2,936	1,618	1,134	2,752
Indirect auto	2,166	—	2,166	1,544	—	1,544
Credit cards	324	—	324	325	—	325
Other consumer	278	—	278	302	—	302
Total consumer	6,711	2,347	9,058	5,691	2,680	8,371
Total loans and leases	19,296	3,742	23,037	16,922	4,517	21,440
Allowance for loan losses	(228)	(6)	(234)	(205)	(4)	(209)
Total loans and leases, net	$19,067	$3,736	$22,803	$16,717	$4,514	$21,230
As of December 31, 2014 and 2013, we had a liability for unfunded loan commitments of $16 million and $13 million, respectively. For 2014 and 2013, we recognized provision for credit losses related to our unfunded loan commitments of $3 million and $2 million, respectively.
Of the $2.9 billion and $2.8 billion home equity portfolio at December 31, 2014 and 2013, respectively, $1.1 billion and $1.0 billion were in a first lien position at each period end, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of December 31, 2014 and 2013.
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
The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at December 31:

	2014	2013
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$10	$18
Carrying amount	6	12
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	2,549	3,301
Carrying amount	2,496	3,233
Other acquired loans
Outstanding principal balance	1,274	1,321
Carrying amount	1,240	1,273
Total acquired loans
Outstanding principal balance	3,832	4,640
Carrying amount	3,742	4,517
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2013	$(1,057)
Net reclassifications from nonaccretable yield	(15)
Accretion	199
Other (1)	22
Balance at December 31, 2013	(851)
Reclassifications from nonaccretable yield	(5)
Accretion	138
Other (1)	55
Balance at December 31, 2014	$(663)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
During the first quarter of 2014 and 2013, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances.  The increase in prepayment speed assumptions reduced our accretable discount by $55 million and $22 million, respectively.  This change did not materially impact our interest income or net interest margin.
Allowance for loan losses
As further discussed in Note 1, Summary of Significant Accounting Policies, we establish our allowance for loan losses through a provision for credit losses. The level of the allowance for loan losses is based on our evaluation of the overall credit quality of our total loan portfolio. We segregate our loans between loans we originated which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.
We determined our allowance for loan losses by portfolio segment as defined above. For our originated loans, the allowance for loan losses is comprised of two components. The first component covers pools of loans for which there are incurred losses that are not yet individually identifiable. The allowance for pools of loans is based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends adjusted, as appropriate, for quantitative and qualitative risk factors specific to respective loan types. The second component covers loans that have been identified as impaired or are nonperforming as well as troubled debt restructurings (“TDRs”.)
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

The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the years ended December 31:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
2014
Allowance for loan losses:
Balance at beginning of year	$48	$119	$2	$7	$10	$13	$6	$205
Provision for loan losses	23	30	1	4	11	10	6	85
Charge-offs	(10)	(30)	(1)	(4)	(9)	(13)	(8)	(75)
Recoveries	4	3	—	1	1	2	1	13
Balance at end of year	$65	$122	$2	$8	$14	$12	$5	$228
Allowance for loan losses:
Individually evaluated for impairment	$2	$2	$1	$1	$—	$—	$—	$6
Collectively evaluated for impairment	63	120	1	7	14	12	5	222
Total	$65	$122	$2	$8	$14	$12	$5	$228
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$64	$61	$20	$7	$2	$—	$2	$156
Collectively evaluated for impairment	7,089	5,370	2,076	1,840	2,164	324	276	19,139
Total	$7,154	$5,430	$2,096	$1,847	$2,166	$324	$278	$19,296
2013
Allowance for loan losses:
Balance at beginning of year	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	17	48	(1)	6	9	11	8	96
Charge-offs	(10)	(31)	(2)	(3)	(3)	(6)	(8)	(63)
Recoveries	4	3	1	—	1	1	2	11
Balance at end of year	$48	$119	$2	$7	$10	$13	$6	$205
Allowance for loan losses:
Individually evaluated for impairment	$4	$2	$1	$3	$—	$—	$—	$9
Collectively evaluated for impairment	44	117	1	4	10	13	6	196
Total	$48	$119	$2	$7	$10	$13	$6	$205
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$72	$59	$20	$8	$1	$—	$3	$163
Collectively evaluated for impairment	6,282	4,818	1,882	1,610	1,543	325	299	16,759
Total	$6,354	$4,876	$1,902	$1,618	$1,544	$325	$302	$16,922

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home Equity	Indirect auto	Credit cards	Other Consumer	Total
2012
Allowance for loan losses:
Balance at beginning of year	$50	$57	$4	$4	$—	$—	$2	$118
Provision for loan losses	(7)	67	3	4	4	8	5	84
Charge-offs	(7)	(27)	(3)	(4)	(1)	(1)	(4)	(46)
Recoveries	1	2	—	—	—	—	1	6
Allowance related to loans sold	—	—	—	—	—	—	—	(1)
Balance at end of year	$38	$99	$5	$5	$3	$7	$5	$161
Allowance for loan losses:
Individually evaluated for impairment	$3	$5	$3	$1	$—	$—	$—	$11
Collectively evaluated for impairment	35	94	1	4	3	7	5	150
Total	$38	$99	$5	$5	$3	$7	$5	$161
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$67	$58	$20	$5	$—	$—	$2	$152
Collectively evaluated for impairment	4,977	4,228	1,705	1,281	601	215	214	13,221
Total	$5,044	$4,286	$1,724	$1,286	$601	$215	$215	$13,372

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the years ended December 31:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
2014
Allowance for loan losses:
Balance at beginning of year	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	3	1	1	3	—	—	8
Charge-offs	(2)	—	—	(4)	—	—	(6)
Recoveries	—	—	—	—	—	—	—
Balance at end of year	$1	$1	$2	$2	$—	$—	$6
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1	1	2	2	—	—	6
Total	$1	$1	$2	$2	$—	$—	$6
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$—	$3	$—	$4	$—	$—	$7
Collectively evaluated for impairment	—	269	—	964	—	—	1,233
Loans acquired with deteriorated credit quality	1,050	73	1,257	122	—	—	2,502
Total	$1,050	$345	$1,257	$1,089	$—	$—	$3,742
2013
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	4	—	1	3	—	(1)	7
Charge-offs	(4)	—	—	—	—	(1)	(5)
Recoveries	—	—	—	—	—	—	—
Balance at end of year	$—	$—	$1	$3	$—	$—	$4
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	4
Total	$—	$—	$1	$3	$—	$—	$4
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1	$7	$—	$1	$—	$—	$10
Collectively evaluated for impairment	—	305	—	960	—	—	1,264
Loans acquired with deteriorated credit quality	1,423	102	1,546	173	—	—	3,244
Total	$1,423	$414	$1,546	$1,134	$—	$—	$4,517

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
2012
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$2	$2
Provision for loan losses	6	—	—	—	—	1	7
Charge-offs	(7)	—	—	—	—	(2)	(9)
Recoveries	1	—	—	—	—	—	1
Balance at end of year	$—	$—	$—	$—	$—	$1	$2
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	1	2
Total	$—	$—	$—	$—	$—	$1	$2
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1	$7	$—	$2	$—	$—	$10
Collectively evaluated for impairment	—	427	—	1,045	100	42	1,614
Loans acquired with deteriorated credit quality	2,048	233	2,037	319	—	76	4,713
Total	$2,049	$667	$2,037	$1,366	$100	$118	$6,338
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at December 31:

	2014			2013
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$53	$—	$53	$53	$1	$54
Business	45	7	53	42	9	51
Total commercial	98	7	106	95	10	105
Consumer:
Residential real estate	34	—	34	31	—	31
Home equity	24	23	47	18	20	39
Indirect auto	13	—	13	6	—	6
Other consumer	5	—	5	6	—	6
Total consumer	75	23	98	62	20	82
Total	$174	$30	$204	$157	$30	$188

The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the years ending December 31:

	2014	2013	2012
Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$8	$7	$7

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at December 31. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 70% and 69% of the loans’ contractual principal balance at December 31, 2014 and 2013, respectively.

	2014			2013
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$40	$59	$—	$48	$63	$—
Business	29	51	—	55	84	—
Total commercial	69	110	—	103	146	—
Consumer:
Residential real estate	8	9	—	12	12	—
Home equity	3	4	—	4	5	—
Indirect auto	2	3	—	1	1	—
Other consumer	2	2	—	1	1	—
Total consumer	16	18	—	18	20	—
Total	$85	$128	$—	$121	$166	$—
With a related allowance recorded:
Commercial:
Real estate	$24	$27	$2	$24	$35	$4
Business	32	43	2	4	6	2
Total commercial	56	70	4	28	41	5
Consumer:
Residential real estate	11	13	1	8	9	1
Home equity	4	4	1	4	5	3
Indirect auto	—	—	—	1	1	—
Other consumer	—	—	—	1	1	—
Total consumer	16	17	2	14	16	4
Total	$71	$87	$6	$42	$57	$9
Total
Commercial:
Real estate	$64	$86	$2	$72	$97	$4
Business	61	93	2	59	90	2
Total commercial	125	179	4	131	187	5
Consumer:
Residential real estate	20	22	1	20	21	1
Home equity	7	8	1	8	10	3
Indirect auto	2	3	—	1	2	—
Other consumer	2	2	—	3	3	—
Total consumer	31	36	2	32	36	4
Total	$156	$215	$6	$163	$222	$9

The following table provides information about our impaired acquired loans with no related allowance at December 31. The remaining credit mark is considered adequate to cover any loss on these balances.

	2014			2013
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$1	$4	$—
Business	3	3	—	7	8	—
Total commercial	3	3	—	8	12	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	4	6	—	1	2	—
Other consumer	—	—	—	—	—	—
Total consumer	4	6	—	1	2	—
Total(1)	$7	$9	$—	$10	$14	$—

(1)	Includes nonaccrual purchased credit impaired loans.
The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the years ended December 31:

	2014		2013		2012
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$69	$1	$80	$1	$72	$1
Business	53	1	63	1	63	1
Total commercial	122	3	142	2	135	2
Consumer:
Residential real estate	21	—	20	—	20	—
Home equity	5	—	5	—	4	—
Indirect auto	3	—	1	—	—	—
Other consumer	3	—	3	—	2	—
Total consumer	31	—	29	1	26	—
Total	$153	$3	$172	$3	$161	$3

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the years ended December 31.

	2014		2013		2012
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$—	$—	$1	$—	$1	$—
Business	2	—	7	—	8	—
Total commercial	2	—	8	—	9	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	1	—	—	—	1	—
Other consumer	—	—	—	—	—	—
Total consumer	1	—	—	—	1	—
Total(1)	$3	$—	$9	$—	$10	$—

(1)	Includes nonaccrual purchased credit impaired loans.
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
The following table is a reconciliation between nonaccrual loans and impaired loans at December 31:

	2014			2013
	Commercial	Consumer	Total	Commercial	Consumer	Total

Nonaccrual loans	$106	$98	$204	$105	$82	$188
Plus: Accruing TDRs	59	8	67	45	8	52
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(36)	(71)	(108)	(11)	(57)	(67)
Total impaired loans(1)	$128	$35	$163	$139	$33	$172

(1)	Included nonaccrual purchased credit impaired loans.
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.

The following table contains an aging analysis of our loans by class at December 31:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
2014
Originated loans
Commercial:
Real estate	$7	$2	$31	$40	$7,113	$7,154	$—
Business	5	7	17	28	5,402	5,430	—
Total commercial	11	9	49	69	12,515	12,584	—
Consumer:
Residential real estate	4	2	21	27	2,069	2,096	—
Home equity	3	1	15	19	1,828	1,847	—
Indirect auto	17	4	5	27	2,139	2,166	—
Credit cards	2	2	2	6	318	324	2
Other consumer	3	1	3	7	271	278	—
Total consumer	29	10	46	85	6,626	6,711	2
Total	$41	$19	$95	$154	$19,141	$19,296	$2
Acquired loans
Commercial:
Real estate	$3	$3	$26	$31	$1,019	$1,050	$26
Business	—	—	7	7	338	345	4
Total commercial	3	3	33	38	1,357	1,395	30
Consumer:
Residential real estate	11	5	56	72	1,186	1,257	56
Home equity	6	2	21	29	1,060	1,089	6
Total consumer	17	7	77	101	2,246	2,347	62
Total	$21	$9	$109	$139	$3,603	$3,742	$91
2013
Originated loans
Commercial:
Real estate	$5	$2	$27	$34	$6,321	$6,354	$—
Business	4	3	20	28	4,849	4,876	—
Total commercial	9	5	47	61	11,169	11,231	—
Consumer:
Residential real estate	6	2	21	30	1,872	1,902	—
Home equity	3	2	12	17	1,601	1,618	—
Indirect auto	12	2	3	18	1,526	1,544	—
Credit cards	2	1	3	6	319	325	3
Other consumer	3	1	3	7	295	302	—
Total consumer	27	9	43	79	5,613	5,691	3
Total	$36	$15	$90	$140	$16,782	$16,922	$3
Acquired loans
Commercial:
Real estate	$8	$8	$37	$52	$1,371	$1,423	$36
Business	2	1	8	11	403	414	5
Total commercial	10	8	45	63	1,774	1,838	41
Consumer:
Residential real estate	19	11	64	94	1,452	1,546	64
Home equity	7	4	20	31	1,103	1,134	5
Total consumer	26	15	84	125	2,555	2,680	70
Total	$35	$23	$130	$188	$4,330	$4,517	$110

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
Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at December 31:

	Real estate	Business	Total	Percent of total
2014
Originated loans:
Pass	$6,791	$5,067	$11,858	94.2%
Criticized:(1)
Accrual	310	318	628	5.0%
Nonaccrual	53	45	98	0.8%
Total criticized	363	363	726	5.8%
Total	$7,154	$5,430	$12,584	100.0%
Acquired loans:
Pass	$948	$294	$1,243	89.1%
Criticized:(1)
Accrual	102	43	145	10.4%
Nonaccrual	—	7	7	0.5%
Total criticized	102	51	153	10.9%
Total	$1,050	$345	$1,395	100.0%
2013
Originated loans:
Pass	$6,028	$4,590	$10,618	94.6%
Criticized:(1)
Accrual	273	244	517	4.6%
Nonaccrual	53	42	95	0.8%
Total criticized	327	286	612	5.4%
Total	$6,354	$4,876	$11,231	100.0%
Acquired loans:
Pass	$1,260	$359	$1,619	88.2%
Criticized:(1)
Accrual	162	46	208	11.3%
Nonaccrual	1	9	10	0.5%
Total criticized	163	55	218	11.8%
Total	$1,423	$414	$1,838	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Part I, Item 1, “Business,” under the heading “Asset Quality Review.”

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at December 31:

	Residential real estate	Home equity	Indirect Auto	Credit cards	Other consumer	Total	Percent of total
2014
Originated loans by refreshed FICO score:
Over 700	$1,841	$1,529	$1,533	$226	$167	$5,296	78.9%
660-700	124	182	347	53	46	752	11.2
620-660	62	71	159	24	24	339	5.0
580-620	28	31	64	11	13	148	2.2
Less than 580	32	32	63	8	12	146	2.2
No score(1)	9	1	—	3	17	31	0.5
Total	$2,096	$1,847	$2,166	$324	$278	$6,711	100.0%
Acquired loans by refreshed FICO score:
Over 700	$872	$851	$—	$—	$—	$1,723	73.4%
660-700	87	93	—	—	—	180	7.7
620-660	61	52	—	—	—	113	4.8
580-620	49	40	—	—	—	88	3.8
Less than 580	57	34	—	—	—	91	3.9
No score(1)	131	20	—	—	—	151	6.4
Total	$1,257	$1,089	$—	$—	$—	$2,347	100.0%
2013
Originated loans by refreshed FICO score:
Over 700	$1,609	$1,327	$993	$223	$173	$4,324	76.0%
660-700	128	158	304	53	53	696	12.2
620-660	56	69	149	25	28	328	5.8
580-620	32	30	55	12	14	142	2.5
Less than 580	38	30	43	8	15	135	2.4
No score(1)	39	3	—	4	20	66	1.1
Total	$1,902	$1,618	$1,544	$325	$302	$5,691	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,074	$874	$—	$—	$—	$1,948	72.7%
660-700	115	103	—	—	—	218	8.1
620-660	61	57	—	—	—	119	4.4
580-620	57	39	—	—	—	95	3.6
Less than 580	75	40	—	—	—	114	4.3
No score(1)	164	21	—	—	—	185	6.9
Total	$1,546	$1,134	$—	$—	$—	$2,680	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at December 31:

	2014	2013	2012
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$67	$52	$46
Nonaccrual	53	56	42
Total troubled debt restructurings(1)	$120	$108	$89

(1)	Includes 87 and 40 acquired loans that were restructured with a recorded investment of $4 million and $1 million at December 31, 2014 and 2013, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.
The financial effects of our modifications are as follows for the years ended December 31:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
2014
Commercial:
Commercial real estate
Extension of term	10	$20	$1	$—
Rate reduction	1	3	—	1
Extension of term and rate reduction	3	1	—	—
Commercial business
Extension of term	15	32	6	1
Extension of term and rate reduction	2	—	—	—
Total commercial	31	56	8	2
Consumer:
Residential real estate
Extension of term	6	1	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	7	1	—	—
Extension of term and rate reduction	14	2	—	—
Chapter 7 Bankruptcy	14	1	—	—
Other	3	—	—	—
Home equity
Extension of term	3	—	—	—
Deferral of principal and extension of term	2	—	—	—
Extension of term and rate reduction	10	—	—	—
Chapter 7 Bankruptcy	79	3	—	—
Other	18	1	—	—
Indirect auto
Chapter 7 Bankruptcy	273	5	—	—

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Other consumer
Extension of term	1	$—	$—	$—
Chapter 7 Bankruptcy	33	—	—	—
Total consumer	465	14	—	—
Total	496	$70	$8	$2
2013
Commercial:
Commercial real estate
Extension of term	5	$9	$1	$1
Deferral of principal	1	8	—	—
Extension of term and rate reduction	8	17	1	—
Commercial business
Extension of term	10	10	2	—
Extension of term and rate reduction	7	1	—	—
Total commercial	31	46	4	1
Consumer:
Residential real estate
Extension of term	2	—	—	—
Rate reduction	3	—	—	—
Deferral of principal and extension of term	5	—	—	—
Extension of term and rate reduction	11	2	—	—
Chapter 7 Bankruptcy	15	1	—	—
Home equity
Deferral of principal and extension of term	3	—	—	—
Rate reduction	2	—	—	—
Extension of term and rate reduction	3	—	—	—
Chapter 7 Bankruptcy	61	2	—	—
Indirect auto
Chapter 7 Bankruptcy	74	1	—	—
Other consumer
Extension of term	1	—	—	—
Rate reduction	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	54	1	—	—
Total consumer	236	9	—	—
Total	267	$55	$4	$2

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was not significant during the years ended December 31, 2014 and 2013.

Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at December 31:

	2014	2013	2012
Loans classified as held for sale	$40	$50	$155
Loans sold during the year	663	1,400	1,444
Gains on sale of loans, net	5	12	9
Mortgages serviced for others	3,841	3,665	2,909
Mortgage servicing asset recorded for loans serviced for others, net	37	35	26
Note 4. Premises and Equipment
The following table presents the composition of our premises and equipment at December 31:

	2014	2013
Land	$29	$29
Buildings and leasehold improvements	290	287
Furniture and equipment	339	307
Total	658	623
Accumulated depreciation	(251)	(205)
Premises and equipment, net	$407	$418
Our rent expense, which is included in occupancy and equipment in our Consolidated Statements of Income, was $32 million, $33 million, and $28 million, for 2014, 2013, and 2012, respectively.
Note 5. Goodwill and Other Intangible Assets
Goodwill
The following table shows information regarding our goodwill for the periods indicated:

	Banking	Financial services	Consolidated total
Balances at January 1, 2013	$2,416	$68	$2,484
Purchase accounting adjustments(1)	(35)	—	(35)
Balances at December 31, 2013	2,381	68	2,449
Acquisitions	—	1	1
Impairment	(1,100)	—	(1,100)
Balances at December 31, 2014	$1,281	$69	$1,350

(1)	Establishment of deferred tax assets in connection with the HSBC Branch Acquisition and our National City Bank branch acquisition.
We perform our annual impairment test of goodwill on November 1st of each year or more often if events or circumstances have changed significantly from the annual test date.
For the quarter ended September 30, 2014, we concluded it was more likely than not that the fair value of our Banking reporting unit was less than its carrying value including goodwill, given our current expectations regarding the macroeconomic and industry environment, including our view of future interest rates and our current stock price range. Accordingly, we performed a Step 1 review for possible goodwill impairment in advance of our annual impairment testing date.
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

Based on our assessments under both Steps 1 and 2, we have recorded an impairment of our Banking reporting unit goodwill of $1.1 billion during the quarter ended September 30, 2014. When we performed our annual goodwill impairment assessment as of November 1, 2014, we concluded that our goodwill balance was not impaired. There was no goodwill impairment in 2013.
At March 16, 2015, the market value of a share of our common stock was $9.11, as compared to the $7.37 market value of our common stock utilized in our third quarter 2014 impairment computation.
Other Intangible Assets
The following table provides information regarding our amortizing intangible assets at December 31:

	2014	2013
Core deposit intangible	$191	$191
Accumulated amortization	(158)	(139)
Net carrying amount	33	52
Customer lists	100	95
Accumulated amortization	(66)	(53)
Net carrying amount	34	42
Total amortizing intangible assets, net	$67	$94
The estimated future amortization expense for our amortizing intangible assets is as follows at December 31, 2014:

	First quarter	Second quarter	Third quarter	Fourth quarter	Total
2015	$6	$5	$4	$4	$19
2016	4	3	3	3	13
2017	3	3	3	3	12
2018	3	2	2	2	9
2019	2	1	1	1	5
Thereafter					10
Note 6. Deposits
Our deposits consisted of the following at December 31:

	2014		2013
	Balance	Weighted average rate	Balance	Weighted average rate
Core deposits:
Savings	$3,452	0.09%	$3,667	0.10%
Interest-bearing checking	5,084	0.03	4,744	0.04
Money market deposits	9,962	0.22	9,740	0.21
Noninterest-bearing	5,407	—	4,866	—
Total core deposits	23,906	0.11	23,016	0.12
Certificates	3,876	0.69	3,649	0.68
Total deposits	$27,781	0.19%	$26,665	0.20%
Included in total deposits are municipal deposits totaling $3.3 billion and $2.9 billion at December 31, 2014 and 2013, respectively. Additionally, Included in total deposits are brokered money market deposits of $412 million and $336 million at December 31, 2014 and 2013, respectively, and brokered certificates of deposit of $1.2 billion and $739 million at December 31, 2014 and 2013, respectively.

Interest expense on our deposits is summarized as follows for the years ended December 31:

	2014	2013	2012
Certificates	$27	$26	$33
Money market deposits	22	21	26
Savings	3	4	5
Interest-bearing checking	2	2	2
Total interest expense	$53	$53	$67
Interest rates on our certificates range from 0.05% to 4.50% at December 31, 2014. Certificates of deposit that we issued in amounts over $100 thousand amounted to $938 million, $928 million, and $1.7 billion at December 31, 2014, 2013, and 2012, respectively. Interest expense on certificates of deposit over $100 thousand totaled $10 million, $11 million, and $11 million in 2014, 2013, and 2012, respectively. Included in certificates of deposit issued in amounts over $100 thousand at December 31, 2014, 2013 and 2012 are $1.2 billion, $739 million and $635 million, respectively, of brokered deposits.
Note 7. Borrowings
Our outstanding borrowings are summarized as follows at December 31:

	2014	2013
Short-term borrowings:
FHLB advances	$5,049	$4,304
Repurchase agreements	423	518
Total short-term borrowings	5,472	4,822
Long-term borrowings:
Senior notes (maturing in 2020)	298	298
Subordinated notes (maturing in 2021)	298	298
Junior subordinated debentures (maturing between 2030 and 2037)	114	113
Other (maturing between 2015 and 2032)	23	25
Total long-term borrowings	734	734
Total borrowings	$6,206	$5,556
Our FHLB advances bear interest rates ranging from 0.40% to 0.67% and had a weighted average rate of 0.48% at December 31, 2014 and 0.46% at December 31, 2013. Our repurchase agreements bear interest rates ranging from 0.02% to 0.15% and had a weighted average rate of 0.14% at December 31, 2014 and 0.18% at December 31, 2013. Our senior notes and subordinated notes bear interest at annual rates of 6.75% and 7.25%, respectively. Our junior subordinated debentures bear interest rates ranging from 1.16% to 10.88% and have a weighted average interest rate of 2.57% at December 31, 2014.
Interest expense on our borrowings is summarized as follows for the years ended December 31:

	2014	2013	2012
FHLB advances	$19	$14	$19
Repurchase agreements	1	1	17
Senior notes	21	21	21
Subordinated notes	23	23	23
Junior subordinated debentures	5	5	6
Total interest expense	$69	$64	$86
Our Bank has borrowing facilities with the FHLB, FRB, and commercial banks that serve as secondary funding sources for lending, liquidity, and asset and liability management. At December 31, 2014 and 2013, the FHLB facility totaled $5.7 billion and $4.5 billion, respectively, of which $5.1 billion and $4.2 billion was utilized and secured by approximately $4.3 billion and $3.9 billion, respectively, of our commercial real estate, residential real estate, and multifamily loans. Investment securities used to secure the FHLB facility totaled $1.4 billion at December 31, 2014 and $584 million investment securities were used to secure the FHLB facility at December 31, 2013. As of December 31, 2014 and 2013, our borrowing capacity totaled $867 million and $777 million, respectively with the FRB, and $250 million and $200 million at December 31, 2014 and 2013, respectively, with commercial banks, neither of which was utilized at December 31, 2014 and 2013. Our lines of credit with commercial banks include a committed line of credit agreement, which contains a negative pledge against our First Niagara Bank, N.A. stock and the maintenance of certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to London Interbank Offered Rate (“LIBOR”) plus 185 basis points, resetting every 30 or 90 days. Interest on the other lines of credit with commercial banks is payable at the overnight federal funds rate.
At times we may enter into repurchase agreements with various broker-dealers, whereby certain of our securities available for sale and certain of our securities held to maturity were pledged to collateralize the borrowings. We treat these repurchase agreements as financing transactions and our obligation to repurchase is reflected as a borrowing in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale and securities held to maturity in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. During 2014 and 2013, we did not enter into any repurchase agreements with broker-dealers and therefore, none of our investment securities were pledged to collateralize these borrowings.
Our junior subordinated debentures include amounts related to our First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2014. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements. Our junior subordinated debentures are redeemable prior to the maturity date at our option upon each trust’s stated option repurchase dates, and from time to time thereafter. These debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture. Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the issuers’ obligations under the trust preferred securities.
The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2014.

The following table summarizes our junior subordinated debentures at December 31, 2014:

Trust Preferred Subordinated Debentures	Maturity	Interest rate		Principal amount of subordinated debentures	Principal amount of trust preferred securities
				(dollars in millions)
HNC Statutory Trust III	2035	3 month LIBOR +	1.40%	$26	$25
Willow Grove Statutory Trust I	2036	3 month LIBOR +	1.31%	26	25
HNC Statutory Trust IV	2037	3 month LIBOR +	1.28%	23	23
HNC Statutory Trust II	2034	3 month LIBOR +	2.70%	21	20
First Niagara Financial Group Statutory Trust I	2034	3 month LIBOR +	2.70%	12	12
Westbank Capital Trust II	2034	3 month LIBOR +	2.19%	9	9
Westbank Capital Trust III	2034	3 month LIBOR +	2.19%	9	9
East Penn Statutory Trust I	2033	3 month LIBOR +	3.10%	8	8
Harleysville Statutory Trust I	2031		10.20%	5	5
Alliance Capital Trust II	2030		10.88%	4	4

Total				$142	$138
The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $28 million, is $114 million.
The aggregate maturities of our long-term borrowings are as follows at December 31, 2014 (by year of maturity):

2015	$2
2016	2
2017	2
2018	2
2019	2
Thereafter	724

Total	$734

Note 8. Derivative Financial Instruments
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

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at December 31:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
2014
Derivatives designated as hedging instruments:
Interest rate swap agreements	$4	$—	$30	$2
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,629	96	3,649	96
Total derivatives	$3,633	$96	$3,679	$97
2013
Derivatives designated as hedging instruments:
Interest rate swap agreements	$22	$—	$13	$1
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,092	76	3,094	76
Total derivatives	$3,114	$76	$3,107	$77

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.

Some of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position of $93 million and $49 million at December 31, 2014 and 2013, respectively. We offset $96 million and $76 million of liabilities with $3 million and $27 million of assets in our Consolidated Statements of Financial Condition at December 31, 2014 and 2013, respectively, related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $130 million and $43 million at December 31, 2014 and 2013, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant during 2014 and 2013.
Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At December 31, 2014, we did not have any derivatives classified as cash flow hedges. At December 31, 2014, there was a $5 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.

The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the years ended December 31:

Cash Flow Hedges	2014		2013		2012
Interest rate swap agreements:
Amount of gain on derivatives recognized in other comprehensive income, net of tax	$1		$1		$7
Amount of (loss) on derivatives reclassified from other comprehensive income to income	(1)	(1)	(1)	(1)	(15)	(2)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.

(2)
Of this amount, $12 million was recognized in merger and acquisition integration expenses when the associated borrowings were repaid in connection with the HSBC Branch Acquisition and $4 million was recognized in interest expense on borrowings in our Consolidated Statements of Income.

Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $13 million and $18 million for the years ended December 31, 2014 and 2013, respectively, included in Capital Markets income in our Consolidated Statements of Income.
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
Note 9. Commitments and Contingent Liabilities
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
We had a liability for unfunded commitments of $16 million and $13 million as of December 31, 2014 and 2013, respectively. For 2014, and 2013, we recognized provision for credit losses related to our unfunded commitments of $3 million and $2 million, respectively.
Information pertaining to our loan commitments is as follows at December 31:

	2014	2013
Outstanding commitments to originate loans:
Fixed rate	$265	$217
Variable rate	1,522	964
Total commitments outstanding	$1,787	$1,181
Unused lines of credit	$9,319	$8,400
Standby letters of credit	266	297
Commitments to sell residential mortgages	137	168
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
Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases and capital lease obligations are as follows at December 31:

	Operating leases		Capital leases
2015	$34		$3
2016	32		3
2017	25		3
2018	21		3
2019	18		3
Thereafter	62	(1)	16	(2)

(1)	Thereafter through 2041.

(2)	Thereafter through 2032.
Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on our review and consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2014.
Note 10. Capital
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
The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. are as follows at December 31:

			For capital adequacy		Minimum amount to be
	Actual		purposes		well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
2014
Leverage ratio	$2,764	7.50%	$1,474	4.00%	$1,843	5.00%
Tier 1 risk-based capital	2,764	9.81	1,127	4.00	1,691	6.00
Total risk-based capital	3,313	11.75	2,256	8.00	2,819	10.00
Tier 1 common capital	2,312	8.20	N/A	N/A	N/A	N/A
2013
Leverage ratio	$2,526	7.26%	$1,392	4.00%	$1,739	5.00%
Tier 1 risk-based capital	2,526	9.56	1,057	4.00	1,585	6.00
Total risk-based capital	3,046	11.53	2,114	8.00	2,642	10.00
Tier 1 common capital	2,075	7.86	N/A	N/A	N/A	N/A
First Niagara Bank, N.A.:
2014
Leverage ratio	$2,949	8.01%	$1,473	4.00%	$1,841	5.00%
Tier 1 risk-based capital	2,949	10.48	1,126	4.00	1,688	6.00
Total risk-based capital	3,199	11.37	2,251	8.00	2,814	10.00
2013
Leverage ratio	$2,675	7.70%	$1,390	4.00%	$1,737	5.00%
Tier 1 risk-based capital	2,675	10.15	1,054	4.00	1,581	6.00
Total risk-based capital	2,898	10.99	2,109	8.00	2,637	10.00
As of December 31, 2014, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). We are unaware of any conditions or events since the latest notification from federal regulators that have changed our capital adequacy categories.
The Company had less than $15 billion in assets as of December 31, 2009. Accordingly, and based on Federal Reserve Board interpretations of our acquisitions, the trust preferred securities classified as long-term debt on our balance sheet, in the amount of $114 million at December 31, 2014, will be included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the New Capital Rules, as described in this report in Part I, Item 1, "Business, Supervision and Regulation," and would be included as Tier 2 capital.
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
While the size of the goodwill charge does not adversely impact our capital ratios, it does impact our regulatory dividend capacity formula. Even though the non-cash goodwill charge does not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company and obtain a no objection from the Federal Reserve to pay the Company dividend to our common and preferred stockholders in the future. We have received approval from the OCC and no objection from the Federal Reserve to pay dividends this quarter, which were declared on January 28, 2015.
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
The Bank paid $80 million and $175 million in dividends to the Company in 2014 and 2013, respectively. Additionally, the Bank made an $85 million capital distribution to the Company during 2014.
Common Stock Repurchases
We did not repurchase shares of our common stock during 2014 under stock repurchase plans approved by our Board of Directors. However, we did repurchase 2 million of unallocated ESOP shares in connection with the termination of this plan. As of December 31, 2014, we are authorized to repurchase up to 12 million shares of our common stock.
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
Note 11. Income Taxes
The components of our income tax expense are as follows for the years ended December 31:

	2014	2013	2012
Current:
Federal	$36	$119	$36
State	4	4	1
	41	123	37
Deferred (benefit) taxes:
Federal	(136)	3	31
State	(14)	1	3
	(150)	5	34
Total income tax (benefit) expense	$(109)	$128	$71

Our effective tax rate benefit for 2014 was 13.3%. Our effective tax rates for 2013 and 2012 were 30.2% and 29.6%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows for the years ended December 31:

	2014	2013	2012
Tax (benefit) expense at statutory rate	$(289)	$148	$84
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	(11)	4	2
Bank owned life insurance income	(5)	(6)	(5)
Tax exempt interest	(13)	(11)	(10)
Credits	(29)	(13)	(2)
Goodwill impairment	259	—	—
Subsidiary reorganization	(27)	—	—
Other	5	6	2
Income tax (benefit)	$(109)	$128	$71
The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities are as follows at December 31:

	2014	2013
Deferred tax assets:
Net operating loss and other carryforwards	$56	$58
Capital loss carryforward	44	—
Financial statement allowance for credit losses	112	111
Securitizations	2	2
Partnerships	9	—
Deferred compensation	13	13
Stock-based compensation	15	14
Other accrued expenses not currently deductible	20	21
Acquired intangibles	88	—
Post-retirement benefit obligation	5	4
Nonperforming loan interest	14	12
Other	34	28
Total gross deferred tax assets	413	264

Valuation allowance	(44)	—

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(40)	(52)
Partnerships	—	(3)
Leases	(32)	(27)
Acquired intangibles	—	(33)
Premises and equipment	(5)	(19)
Mortgage servicing rights	(14)	(13)
Pension benefits	(22)	(37)
Other	(2)	(2)
Total gross deferred tax liabilities	(114)	(187)
Net deferred tax asset	$255	$77

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carrybacks, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our available historical taxable income, the opportunity for our net operating loss carrybacks, and projections for our future taxable income over the periods which our deferred tax assets are realizable, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2014, except for the deferred taxes for which a valuation allowance has been established. We had a valuation allowance of $44 million and $0.2 million, at December 31, 2014 and 2013, respectively.
We may carry net operating losses back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding 20 taxable years for Federal and State income tax purposes, subject to certain limitations. At December 31, 2014, we had net operating loss carryforwards of $121 million for Federal income tax purposes, which will begin to expire in 2020. These losses, subject to an annual limitation, were obtained through our acquisitions of Great Lakes Bancorp, Inc. and Harleysville. State net operating loss carryforwards at December 31, 2014 were $57 million and are expected to expire by 2030. As of December 31, 2014, there is no valuation allowance for net operating loss carryover that is not expected to be utilized by then end of the carryover period.
We generated approximately $45 million in Federal and State tax credits in 2014 associated with investment tax credits that arose in 2014. We have Federal alternative minimum tax credits of approximately $7 million that have an unlimited carryforward period.
In March 2014, the New York State Fiscal Year 2014-2015 Budget legislation was signed into law. Two of the provisions of the New York State Fiscal Year 2014-2015 Budget changed the way banks apportion receipts and changed the applicable tax rates.  As a result of the change in apportionment and tax rates, we were required to make adjustments to deferred tax asset balances, resulting in a $5 million charge to income tax expense in 2014.
At December 31, 2014, our Bank’s Federal pre-1988 reserve, for which no Federal income tax provision has been made, was approximately $92 million. Under current Federal law, these reserves are subject to recapture into taxable income should our Bank make nondividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
A reconciliation of our unrecognized tax benefits is as follows for the years ended December 31:

	2014	2013	2012
Balance at beginning of year	$6	$3	$3
Additions based on tax positions related to the current year	2	1	1
Additions for tax positions of prior years	1	3	—
Reductions related to settlements with taxing authorities	—	(1)	(2)
Balance at end of year	$9	$6	$3
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $0.9 million and $0.3 million at December 31, 2014 and 2013, respectively. The change in accrued penalties and interest for the current year impacted Consolidated Statements of Income as a component of provision for income taxes. We anticipate that approximately $2 million in unrecognized tax benefits will reverse in 2015.
As a large taxpayer, we are under continuous audit by the IRS and other taxing authorities. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next 12 months as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. With few exceptions, we are no longer subject to Federal and State income tax examinations by tax authorities for years before 2011. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Note 12. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the years ended December 31:

	2014	2013	2012
Net (loss) income available to common stockholders	$(745)	$265	$141
Less income allocable to unvested restricted stock awards	1	1	—
Net (loss) income allocable to common stockholders	$(746)	$264	$140
Weighted average common shares outstanding:
Total shares issued	366	366	366
Unallocated employee stock ownership plan shares	(2)	(2)	(2)
Unvested restricted stock awards	(3)	(2)	(1)
Treasury shares	(11)	(12)	(14)
Total basic weighted average common shares outstanding	350	350	349
Effect of dilutive stock-based awards	—	1	—
Total diluted weighted average common shares outstanding	350	350	349
Basic (loss) earnings per common share	$(2.13)	$0.75	$0.40
Diluted (loss) earnings per common share	$(2.13)	$0.75	$0.40
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	11	11	12

Note 13. Other Comprehensive Income
The following table presents the activity in our other comprehensive income for the years ended December 31:

	Pretax	Income taxes	Net
2014
Securities available for sale:
Net unrealized holding losses arising during the year	$(19)	$(7)	$(12)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the year	(13)	(5)	(8)	(1)
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	1	1	1	(2)
Pension and post-retirement actuarial losses	(51)	(16)	(34)
Total other comprehensive loss	$(81)	$(27)	$(53)

2013
Securities available for sale:
Net unrealized holding losses arising during the year	$(177)	$(68)	$(109)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	(55)	(21)	(34)
Net unrealized losses on securities available for sale	(232)	(89)	(143)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the year	55	21	34
Amortization of net unrealized holding gains to income during the year	(20)	(7)	(12)	(1)
Net unrealized holding gains on securities transferred during the year	35	14	22
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	1	1	1	(2)
Pension and post-retirement actuarial gains	40	15	25
Total other comprehensive loss	$(154)	$(59)	$(95)
2012
Securities available for sale:
Net unrealized holding gains arising during the year	$177	$68	$109
Reclassification adjustment for realized gains included in net income	(16)	(6)	(10)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	4	2	2
Net unrealized gains on securities available for sale	165	64	101
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the year	(4)	(2)	(2)
Less: amortization of net unrealized holding gains to income during the year	(3)	(1)	(2)	(1)
Net unrealized holding gains on securities transferred during the year	(7)	(3)	(4)
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the year	(1)	2	(3)
Reclassification adjustment for realized losses included in net income	15	6	10	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges	15	8	7
Pension and post-retirement actuarial losses	(24)	(10)	(14)
Total other comprehensive income	$149	$59	$89

(1)	Included in Interest income on investment securities and other in our Consolidated Statement of Income.

(2)	Included in Interest expense on borrowings in our Consolidated Statement of Income.
The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains (losses) on securities available for sale	Net unrealized gains (losses) on securities transferred from available for sale to held to maturity	Unrealized loss on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2012	$105	$3	$(13)	$(27)	$68
Period change, net of tax	101	(4)	7	(14)	89
Balance, December 31, 2012	207	(2)	(6)	(41)	157
Period change, net of tax	(143)	22	1	25	(95)
Balance, December 31, 2013	64	20	(6)	(16)	62
Period change, net of tax	(12)	(8)	1	(34)	(53)
Balance, December 31, 2014	$52	$12	$(5)	$(51)	$9
During the next twelve months, we expect to reclassify $1 million of pre-tax net loss on previous cash flow hedges from accumulated other comprehensive income to earnings.
Note 14. Stock-Based Compensation
We offer several stock-based incentive awards under one equity based incentive plan, the First Niagara Financial Group, Inc. 2012 Equity Incentive Plan (the "2012 Plan"), which expires in 2022 and authorizes us to issue up to 17 million shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights, restricted stock awards or restricted stock units, or performance unit awards. At December 31, 2014, we had approximately 12 million shares available for grant under the 2012 plan.
Stock-based compensation expense for 2014, 2013, and 2012 totaled $11 million, $10 million, and $11 million, respectively, which is included in salaries and benefits in our Consolidated Statements of Income.
Stock Options
During 2014, we granted stock options under the 2012 Plan. We have two stock-based compensation plans under which we grant options to our directors and key employees. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a ten year term and become fully vested and exercisable over a period of three years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital.
Restricted Stock Awards and Units
During 2014, we granted time-based restricted stock units to key employees and restricted stock awards and restricted stock units to non-employee directors. Restricted stock grants to non-employee directors vest over one year while grants to key employees generally vest over three years from the grant date. When restricted stock grants are forfeited before they vest, we reacquire the shares into treasury stock, and hold them to use for new awards.
During 2014, we granted approximately 339 thousand performance-based restricted stock units to key employees under the 2012 Plan. Performance-based restricted stock units vest at the conclusion of a three year performance period and distributes based on our total shareholder return performance relative to an industry index.
At December 31, 2014, we held approximately 13 million shares of our stock as treasury shares, which is adequate to meet the share requirements of our current stock-based compensation plans. During 2014, we issued 1 million shares from treasury stock in connection with grants of restricted stock.

Stock Options
The following is a summary of our stock option activity for the year ended December 31, 2014:

	Number of shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value(1)
Outstanding at January 1, 2014	11,186	$13.23
Granted	505	9.27
Forfeited	(185)	9.13
Expired	(626)	16.92
Outstanding at December 31, 2014	10,879	$12.90	2.0 years	$—
Exercisable at December 31, 2014	10,132	$13.17	1.5 years	$—

(1)
Intrinsic value is the difference between the fair value of our stock at December 31, 2014 and the exercise price of the stock award. Due to the price of our stock at December 31, 2014, the outstanding and exercisable options had no intrinsic value.

The following is a summary of our nonvested stock option activity for the year ended December 31, 2014:

	Number of shares (in thousands)	Weighted average exercise price	Weighted average grant date fair value
Nonvested at January 1, 2014	653	$9.45	$2.52
Granted	505	9.27	2.59
Vested	(225)	10.11	2.67
Forfeited	(185)	9.13	2.48
Nonvested at December 31, 2014	748	$9.21	$2.54
The following is a summary of our stock options outstanding at December 31:

Exercise price	Options outstanding (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Options exercisable (in thousands)	Weighted average exercise price
2014
$8.86 – $12.00	2,135	$10.12	6.3	1,388	$10.61
$12.01 – $13.50	7,628	13.05	0.6	7,628	13.05
$13.51 – $15.50	965	14.31	3.0	965	14.31
$15.51 – $51.78	151	35.38	1.0	151	35.38
Total	10,879	12.90	2.0	10,132	13.17
2013
$8.86 – $12.00	1,835	$10.25	6.8	1,225	$10.80
$12.01 – $15.00	9,099	13.20	1.9	9,056	13.19
$15.01 – $18.00	42	15.25	0.5	42	15.25
$18.01 – $57.75	210	40.07	1.5	210	40.07
Total	11,186	13.23	2.7	10,533	13.46
2012
$9.71 – $13.00	2,693	$11.58	5.6	2,165	$12.00
$13.01 – $16.00	8,168	13.30	2.9	7,896	13.28
$16.01 – $20.00	19	16.27	0.6	19	16.27
$20.01 – $57.75	295	41.96	2.0	295	41.96
Total	11,175	13.65	3.5	10,375	13.83

No stock options were exercised during 2014 and the intrinsic value of stock options exercised during 2013 was less than $100 thousand. As of December 31, 2014, we have $1 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.2 years.
We use the Black-Scholes valuation method to estimate the fair value of our stock option awards. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the years ended December 31, as well as the weighted average assumptions that we utilized to compute the fair value of the options:

	2014	2013	2012
Options granted (in thousands)	505	434	528
Grant date weighted average fair value per stock option	$2.59	$2.36	$2.73
Grant date weighted average share price	$9.27	$8.86	$9.84
Dividend yield	3.45%	3.61%	3.25%
Risk-free interest rate	2.05%	0.99%	1.26%
Expected volatility factor	38.59%	40.70%	40.36%
Expected life (in years)	6.6	5.7	5.6
In the table above, the risk-free interest rate is the zero coupon U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
Time-Vested Restricted Stock Awards and Restricted Stock Units
We expense the grant date fair value of our restricted stock awards and restricted stock units over their respective vesting periods. At December 31, 2014 we had $14 million of unrecognized compensation cost related to unvested restricted stock awards and units and we expect this cost to be recognized over a weighted average period of 1.8 years.
The following is a summary of our restricted stock and restricted stock unit activity for 2014:

	Number of shares (in thousands)	Weighted average grant date fair value
Unvested at January 1, 2014	2,103	$9.65
Awarded	1,860	8.93
Vested	(707)	10.04
Forfeited	(555)	9.12
Unvested at December 31, 2014	2,701	$9.14
The fair value of restricted stock awards and restricted stock units that vested during 2014, 2013, and 2012 was $6 million, $5 million, and $3 million, respectively.
Restricted stock units granted to certain members of our Board of Directors vested on December 31, 2014 and 2013 but are not released until the board member retires. Dividend equivalent units earned during 2014 and 2013 on these restricted stock units totaled 5,295 and 4,495, respectively.
Note 15. Benefit Plans
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
Accordingly, no employees are permitted to commence participation in the First Niagara Plan or the NewAlliance Plan (collectively, the “Plans”) and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plans. As of December 31, 2014, we have met all minimum ERISA funding requirements.
We also have unfunded supplemental executive retirement plans (“SERPs”) for which we have recorded an accumulated other comprehensive loss of $6 million and $3 million at December 31, 2014 and 2013, respectively. We had assumed these plans in connection with the NewAlliance and other previous acquisitions, therefore no employees are eligible to commence participation in the SERPs. The projected benefit obligation and accumulated benefit obligation for these SERPs was $23 million and $21 million, respectively, at December 31, 2014 and 2013.
Information regarding our pension plans is as follows at December 31:

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$214	$243
Service cost	1	1
Interest cost	10	10
Actuarial loss (gain)	49	(26)
Benefits paid	(15)	(13)
Projected benefit obligation at end of year	260	214
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	290	276
Employer contributions	2	2
Actual return on plan assets	19	25
Benefits paid	(14)	(13)
Fair value of plan assets at end of year	296	290
Overfunded status at year end	$36	$76
Net pension cost is comprised of the following for the years ended December 31:

	2014	2013	2012
Service cost	$1	$1	$1
Interest cost	10	10	11
Expected return on plan assets	(17)	(16)	(14)
Amortization of unrecognized loss	1	3	2
Net periodic pension (gain)	$(5)	$(2)	$(2)

Changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the years ended December 31:

	2014	2013
Net loss (gain)	$46	$(38)
Total loss (gain) loss recognized in other comprehensive income	46	(38)
Total recognized in net periodic pension cost and other comprehensive income	$42	$(40)
The principal actuarial assumptions we used were as follows for the years ended December 31:

	2014	2013	2012
Projected benefit obligation:
Discount rate	3.99%	5.02%	4.04%
Net periodic pension cost:
Discount rate	5.01%	4.07%	5.16%
Expected long-term rate of return on plan assets	5.89%	5.89%	5.86%
For the 2014 pension plan valuations, we utilized the RP-2014 Healthy Annuitant/Employee Mortality table with Projection Scale MP-2014. The discount rate that we used in the measurement of our pension obligation is determined by modeling the pension plan expected future retirement payment cash flows to the Milliman Bond Matching Model as of the measurement date. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, we gave appropriate consideration to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. We adjusted rates of return to reflect current capital market assumptions and changes in investment allocations.
Our overall investment strategy with respect to the assets of the Retirement Plan of the First Niagara Financial Group, Inc. is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s target asset allocation for 2014 was 74% fixed income securities, 21% equity securities and 5% cash. The fixed income portion of the Plan assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks as well as mid and small cap companies. Starting in 2015, the Plan's target asset allocation will be 57% fixed income securities, 38% equity securities, and 5% cash. We assumed equity securities to earn a return in the range of 7.5% to 8.5% and fixed income securities to earn a return in the range of 2.5% to 3.5%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to our Plan's target allocation, we expect the rate of return to be approximately 5.5%.
Our overall investment strategy with respect to the assets of the Employees' Retirement Plan of NewAlliance Bank is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s target asset allocation for 2014 was 30% fixed income securities, 65% equity securities and 5% cash. The fixed income portion of the Plan assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks as well as mid and small cap companies. Starting in 2015, the Plan's target asset allocation will be 57% fixed income securities, 38% equity securities, and 5% cash. We assumed equity securities to earn a return in the range of 7.5% to 8.5% and fixed income securities to earn a return in the range of 2.5% to 3.5%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to our Plan’s target allocation, we expect the rate of return to be approximately 5.5%.

The fair values of the Plans’ assets by asset category and level within the fair value hierarchy are as follows at December 31:

Asset Category	Total	Level 1	Level 2	Level 3
2014
Cash	$14	$14	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	1	1	—	—
Fixed income securities:
Corporate bonds	3	—	3	—
Exchange traded funds:
Large cap growth	23	23	—	—
Foreign large cap value and blend	4	4	—	—
High yield bond fund	7	7	—	—
Inflation protected bond fund	43	43	—	—
Intermediate term bond fund	91	91	—	—
Diversified emerging markets	1	1	—	—
Real estate	5	5	—	—
Mortgage-backed securities	7	7	—	—
Small and mid cap blend	5	5	—	—
World bond	18	18	—	—
Mutual fund investments:
Foreign large value and blend	5	5	—	—
Small and midcap growth, value, and blend	3	3	—	—
Large cap growth, value, and blend	60	60	—	—
Real estate	4	4	—	—
Diversified emerging markets	2	2	—	—
	$296	$294	$3	$—

Asset Category	Total	Level 1	Level 2	Level 3
2013
Cash	$43	$43	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	1	1	—	—
U.S. companies	32	32	—	—
International companies	2	2	—	—
Fixed income securities:
Corporate bonds	4	—	4	—
Exchange traded funds:
Large cap growth	15	15	—	—
Large cap value	9	9	—	—
Foreign large cap blend	3	3	—	—
Small and mid cap blend	2	2	—	—
Mutual fund investments:
Foreign large value and blend	14	14	—	—
Small and midcap growth and blend	11	11	—	—
Mortgage-backed securities	7	7	—	—
Large blend	26	26	—	—
Total return investment grade securities	41	41	—	—
Real estate	3	3	—	—
Diversified emerging markets	5	5	—	—
High yield bond	9	9	—	—
World bond	4	4	—	—
Intermediate term bond	58	58	—	—
	$290	$286	$4	$—
The Plans did not hold any assets classified as Level 3 during 2014 or 2013.
Estimated benefit payments under our pension plans over the next ten years are as follow at December 31, 2014:

2015	$14
2016	13
2017	14
2018	14
2019	14
2020-2024	74

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

	2014	2013
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$10	$13
Interest cost	1	1
Actuarial loss (gain)	4	(3)
Benefits paid	(1)	(1)
Accumulated post-retirement benefit obligation at end of year	$14	$10
Unfunded status at year end	$(14)	$(10)
The components of net periodic post-retirement benefit cost are as follows for the years ended December 31:

	2014	2013	2012
Interest cost	$1	$1	$1
Total periodic post-retirement cost	$1	$—	$1
Changes in plan benefit obligations recognized in other comprehensive income are as follows for the years ended December 31:

	2014	2013
Net loss (gain)	$4	$(3)
Total loss (gain) recognized in other comprehensive income	$4	$(3)
Total recognized in net periodic post-retirement cost and other comprehensive income	$5	$(2)
The principal actuarial assumptions used were as follows for the years ended December 31:

	2014	2013	2012
Accumulated post-retirement benefit obligation:
Discount rate	3.90%	4.87%	3.89%
Total periodic cost:
Discount rate	4.87%	3.89%	5.19%
For the 2014 unfunded post-retirement medical plan valuations, we utilized the RP-2014 Healthy Annuitant/Employee Mortality table with Projection Scale MP-2014. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.4% for 2014, and gradually decreased to 5.6% by 2018. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2014 and our total periodic cost for 2014 would have increased by 7% and 6%, respectively. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2014 and our total periodic cost would have decreased by 6% and 5%, respectively. We do not anticipate making any contributions to the post-retirement plan in 2015, except to continue funding benefit payments as they come due.

Estimated benefit payments under the post-retirement plan over the next ten years are as follows at December 31, 2014:

2015	$1
2016	1
2017	1
2018	1
2019	1
2020-2024	4
Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans are as follows for the years ended December 31:

	2014	2013
Other assets:
Fair value of plan assets in excess of projected benefit obligation	$36	$76
Other liabilities:
Accumulated post-retirement benefit obligation	$14	$10

Accumulated other comprehensive loss (income), net of taxes:
Pension plans	$50	$19
Post-retirement benefit plan	1	(2)
	$51	$16
401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 4% of employee contributions plus 50% of employee contributions between 5% and 6%. These matching contributions are 100% vested. Our total contributions to the 401(k) plan amounted to $14 million, $13 million, and $11 million for 2014, 2013, and 2012, respectively.
Employee Stock Ownership Plan (“ESOP”)
In 2014, the Board of Directors approved the termination of our ESOP as of December 31, 2014.  All participants in the ESOP on the termination date will become 100% vested.  We applied to the Internal Revenue Service ("IRS") for a determination letter in the first quarter of 2015.  After the IRS issues a determination letter, we will notify ESOP participants of the available options for receiving their ESOP distributions.  The distribution options include an in-kind distribution to a qualified retirement plan, a direct in-kind distribution, a cash distribution to a qualified retirement plan, or a direct lump sum cash distribution. We recorded additional compensation expense of $1 million related to the additional shares released as a result of the termination.
Our employees that met certain age and service requirements were eligible to participate in our ESOP. Our ESOP held shares of First Niagara Financial Group, Inc. common stock that were purchased in our 1998 initial public offering and in the open market. The purchased shares were funded by loans in 1998 and 2003 from the Company to the Bank payable in equal annual installments over 30 years bearing a fixed interest rate. Loan payments were funded by cash contributions from the Bank and dividends on allocated and unallocated First Niagara Financial Group, Inc. stock held by the ESOP. Upon the termination of the ESOP, the loans were prepaid without penalty. As the loan was internally leveraged, the loan receivable from the Bank to the Company was not reported as an asset nor was the debt of the Bank shown as a liability in the Company’s financial statements.
Shares purchased by the ESOP were maintained in a suspense account and held for allocation among the participants. As annual loan payments were made, shares were released and allocated to employee accounts. We recognized compensation expense in an amount equal to the average market price of the shares released during the respective periods in which they were committed to be released. Compensation expense of $2 million, $1 million, and $2 million was recognized for 2014, 2013, and 2012, respectively, in connection with 297 thousand shares allocated to participants during 2014 and 178 thousand shares allocated to participants during both 2013 and 2012. The amount of allocated shares was 2 million at December 31, 2014. Due to the termination of the ESOP during 2014, there were no unallocated shares at December 31, 2014. The amounts of unallocated and allocated shares held by the ESOP were both 2 million at December 31, 2013. The fair value of unallocated ESOP shares was $21 million at December 31, 2013.
Other Plans
We also sponsor various nonqualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $25 million, $27 million and $18 million for 2014, 2013, and 2012, respectively.
Note 16. Fair Value Measurements
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of December 31, 2014, none of our investment securities were priced utilizing broker quotes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Policies and Estimates," for details regarding our pricing process and sources.

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
The table below presents information about our loans held for sale for which we elected the fair value option at December 31:

	2014	2013
Fair value carrying amount	$35	$50
Aggregate unpaid principal balance	34	49
Fair value carrying amount less aggregate unpaid principal balance	$1	$1
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
2014
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$453	$—	$453	$—
U.S. Treasury	25	25	—	—
U.S. government sponsored enterprises	191	—	191	—
Corporate	823	—	818	4
Total debt securities	1,492	25	1,463	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	—	34	—
Federal National Mortgage Association	100	—	100	—
Federal Home Loan Mortgage Corporation	120	—	120	—
Collateralized mortgage obligations:
Federal National Mortgage Association	682	—	682	—
Federal Home Loan Mortgage Corporation	350	—	350	—
Total collateralized mortgage obligations	1,032	—	1,032	—
Total residential mortgage-backed securities	1,286	—	1,286	—
Commercial mortgage-backed securities, non-agency issued	1,500	—	1,500	—
Total mortgage-backed securities	2,786	—	2,786	—
Collateralized loan obligations, non-agency issued	1,016	—	1,016	—
Asset-backed securities collateralized by:
Student loans	235	—	235	—
Credit cards	42	—	42	—
Auto loans	194	—	194	—
Other	127	—	127	—
Total asset-backed securities	599	—	599	—
Other	22	21	1	—
Total securities available for sale	5,915	47	5,865	4
Loans held for sale (1)	35	—	35	—
Derivatives	93	—	93	—
Total assets	$6,043	$47	$5,993	$4
Liabilities:
Derivatives	$94	$—	$94	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
2013
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$529	$—	$529	$—
U.S. Treasury	20	20	—	—
U.S. government sponsored enterprises	312	—	312	—
Corporate	872	—	868	4
Total debt securities	1,734	20	1,709	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	40	—	40	—
Federal National Mortgage Association	139	—	139	—
Federal Home Loan Mortgage Corporation	159	—	159	—
Collateralized mortgage obligations:
Federal National Mortgage Association	761	—	761	—
Federal Home Loan Mortgage Corporation	379	—	379	—
Non-agency issued	13	—	13	—
Total collateralized mortgage obligations	1,152	—	1,152	—
Total residential mortgage-backed securities	1,490	—	1,490	—
Commercial mortgage-backed securities, non-agency issued	1,831	—	1,831	—
Total mortgage-backed securities	3,321	—	3,321	—
Collateralized loan obligations, non-agency issued	1,431	—	1,431	—
Asset-backed securities collateralized by:
Student loans	312	—	312	—
Credit cards	73	—	73	—
Auto loans	335	—	335	—
Other	186	—	186	—
Total asset-backed securities	905	—	905	—
Other	33	22	10	—
Total securities available for sale	7,423	43	7,376	4
Loans held for sale (1)	50	—	50	—
Derivatives	49	—	49	—
Total assets	$7,522	$43	$7,476	$4
Liabilities:
Derivatives	$50	$—	$50	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the years ended December 31:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
2014
Collateral dependent impaired loans	$10	$—	$10	$—	$—
2013
Collateral dependent impaired loans	$32	$—	$20	$12	$(2)
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
During 2014, we recorded a decrease of $0.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $10 million at December 31, 2014, which is included in our provision for credit losses. During 2013, we recorded an increase of $2 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $32 million at December 31, 2013, which is included in our provision for credit losses.
Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the years ended December 31:

	2014	2013
	Trust preferred securities	Trust preferred securities	Collateralized loan obligations	Total
Balance at beginning of period	$4	$14	$1,545	$1,559
Transfers between level 2 and level 3(1)	—	—	(1,545)	(1,545)
Settlements	—	(10)	—	(10)
Gains included in other comprehensive income	—	1	—	1
Losses included in earnings	—	(1)	—	(1)
Balance at end of period	$4	$4	$—	$4

(1)	Our policy is to recognize the transfer at the beginning of the period.

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
As of December 31, 2014 and 2013, the fair values of our trust preferred securities were based upon third party pricing without adjustment.
Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, are as follows at December 31:

	2014				2013
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$420	$420	1		$463	$463	1
Investment securities available for sale	5,915	5,915	1,2,3	(1)	7,423	7,423	1,2,3	(1)
Investment securities held to maturity	5,942	5,964	2		4,042	3,988	2
Federal Home Loan Bank and Federal Reserve Bank common stock	412	412	2		469	469	2
Loans held for sale	40	40	2		50	50	2
Loans and leases, net	22,803	23,037	2,3	(2)	21,230	21,774	2,3	(2)
Derivatives	93	93	2		49	49	2
Accrued interest receivable	101	101	2		103	103	2
Financial liabilities:
Deposits	$27,781	$27,793	2		$26,665	$26,695	2
Borrowings	6,206	6,215	2		5,556	5,599	2
Derivatives	94	94	2		50	50	2
Accrued interest payable	11	11	2		10	10	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $10 million and $20 million of collateral dependent impaired loans without significant adjustments made to appraised values at December 31, 2014 and 2013, respectively. All other loans and leases are classified as level 3.

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

Note 17. Segment Information
We have two business segments: banking and financial services. The banking segment includes all of our retail and commercial banking operations. The financial services segment includes our insurance operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Selected financial information for our segments follows for the years ended December 31:

	Banking	Financial services	Consolidated total
2014
Net interest income	$1,086	$—	$1,086
Provision for credit losses	96	—	96
Net interest income after provision for credit losses	990	—	990
Noninterest income	244	66	310
Amortization of intangibles	24	3	27
Goodwill impairment	1,100	—	1,100
Other noninterest expense	940	57	997
(Loss) income before income taxes	(831)	7	(824)
Income tax (benefit) expense	(112)	3	(109)
Net (loss) income	$(719)	$4	$(715)
2013
Net interest income	$1,093	$—	$1,093
Provision for credit losses	105	—	105
Net interest income after provision for credit losses	988	—	988
Noninterest income	298	67	366
Amortization of intangibles	37	3	40
Other noninterest expense	839	52	891
Income before income taxes	411	12	423
Income tax expense	123	5	128
Net income	$288	$7	$295
2012
Net interest income	$1,023	$—	$1,023
Provision for credit losses	92	—	92
Net interest income after provision for credit losses	931	—	931
Noninterest income	291	68	360
Amortization of intangibles	41	4	45
Other noninterest expense	955	51	1,006
Income before income taxes	227	13	239
Income tax expense	66	5	71
Net income	$161	$8	$168

Note 18. Condensed Parent Company Only Financial Statements
The following condensed statements of condition of the Company at December 31, 2014 and 2013 and the related condensed statements of operations and cash flows for the years ended December 31, 2014, 2013, and 2012 should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	2014	2013
Assets:
Cash and cash equivalents	$383	$390
Investment securities available for sale	—	3
Loan receivable from ESOP	—	21
Investment in subsidiary	4,388	5,255
Deferred taxes	32	34
Other assets	13	13
Total assets	$4,815	$5,715
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$12	$13
Borrowings	710	709
Stockholders’ equity	4,093	4,993
Total liabilities and stockholders’ equity	$4,815	$5,715

Condensed Statements of Operations	2014	2013	2012
Interest income	$1	$2	$7
Dividends received from subsidiary	80	175	45
Total interest and dividend income	81	177	52
Interest expense	48	49	50
Net interest income	33	128	3
Noninterest income	3	2	3
Noninterest expense	27	30	27
Income before income taxes and undisbursed income of subsidiary	9	100	(21)
Income tax benefit	(28)	(29)	(24)
Income before undisbursed income of subsidiary	36	129	3
Undisbursed (loss) income of subsidiary	(751)	167	166
Net (loss) income	(715)	295	168
Preferred stock dividend	30	30	28
Net (loss) income available to common stockholders	$(745)	$265	$141

Net (loss) income	$(715)	$295	$168
Other comprehensive (loss) income(1)	(53)	(95)	89
Total comprehensive (loss) income	$(768)	$200	$258

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income detail.

Condensed Statements of Cash Flows	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(715)	$295	$168
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undisbursed loss (income) of subsidiaries	751	(167)	(166)
Stock-based compensation expense	11	9	11
Deferred income tax expense (benefit)	2	(18)	7
(Increase) decrease in other assets	(2)	7	35
Decrease in other liabilities	(1)	(9)	(18)
Net cash provided by operating activities	46	118	38
Cash flows from investing activities:
Proceeds from maturities of securities available for sale	3	—	—
Principal payments received on securities available for sale	—	1	2
Purchases of securities available for sale	—	(2)	—
Capital contributed to subsidiary	—	—	(215)
Repayments from subsidiary	—	—	215
Repayment of ESOP loan receivable	15	1	1
Other, net	1	(1)	—
Net cash provided by investing activities	19	—	3
Cash flows from financing activities:
Return of capital from subsidiary	85	—	—
Repurchase of shares upon ESOP termination	(14)	—	—
Dividends paid on preferred stock	(30)	(30)	(28)
Dividends paid on common stock	(113)	(112)	(112)
Net cash used in financing activities	(72)	(143)	(140)
Net decrease in cash and cash equivalents	(7)	(25)	(99)
Cash and cash equivalents at beginning of period	390	415	514
Cash and cash equivalents at end of period	$383	$390	$415

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting — Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
Evaluation of Disclosure Controls and Procedures — With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms for the reasons that gave rise to the material weakness described in Management’s Report on Internal Control Over Financial Reporting included in Part II, Item 8.

ITEM 9B.	OTHER INFORMATION
Amendment to Executive Change in Control Severance Plan
On March 14, 2015, the Compensation Committee of the Board of Directors of First Niagara Financial Group, Inc. (the “Company”) and the Compensation Committee of the Board of Directors of First Niagara Bank, N.A. (the “Bank”) adopted Amendment Number One (the “Amendment”) to the First Niagara Bank Executive Change in Control Severance Plan (the “CIC Plan”). The Amendment became effective upon its adoption.
The Amendment provides additional protection to Participants, which include Named Executive Officers, who have a Qualifying Termination during a CIC Protection Period from any amendment, modification or termination of the CIC Plan during the 12-month period preceding the date of the applicable Change in Control to the extent such amendment, modification or termination would reduce or eliminate the severance compensation or benefits under the CIC Plan. Under the CIC Plan, as amended, a Participant is entitled to receive the amount or level of severance compensation and benefits that would be determined under the terms of the CIC Plan most favorable to the Participant as in effect since the beginning of such 12-month period through the date of the Participant’s Qualifying Termination.
The Amendment also adds an express provision, which generally provides that in the event of the death of a Participant following a Qualifying Termination, any unpaid severance compensation or benefits to which the deceased Participant was entitled to receive under the CIC Plan are instead payable to the legal representative of the Participant’s estate.
A copy of the Amendment is contained as an exhibit to this Form 10-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, and corporate governance of the Company in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
All of our equity compensation plans were approved by stockholders. Shown below is certain information at December 31, 2014 regarding equity compensation to our directors and employees that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under the plan
First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan				—
Stock options	2,179,012		$12.78
Restricted stock awards	219,387	(1)	Not applicable
First Niagara Financial Group, Inc. 2012 Executive Incentive Plan				11,468,586
Stock options	790,806		$9.10
Restricted stock awards	2,481,890	(1)	Not applicable
Performance stock awards	1,272,568	(1)	Not applicable
Stock options assumed pursuant to the merger with Harleysville National Corporation on April 9, 2010	150,758		$35.38	—
Stock options assumed pursuant to the merger with NewAlliance Bancshares, Inc. on April 15, 2011	7,758,906		$12.88	—
Total	14,853,327			11,468,586

(1)	Represents shares that have been granted but have not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

Exhibit 10.9	First Niagara Bank Executive Change in Control Severance Plan.*

Exhibit 10.10	First Niagara Bank Change in Control Severance Plan.*

Exhibit 10.11	First Niagara Bank Executive Change in Control Severance Plan, Amendment Number One.*

Exhibit 10.12	First Niagara Bank Change in Control Severance Plan, Amendment Number One.*

Exhibit 10.13
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

Exhibit 10.15	First Niagara Financial Group, Inc. Amended and Restated CEO Executive Severance Plan* (Incorporated by reference to our 2008 Annual Report on 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.16
First Niagara Financial Group, Inc. Executive Severance Plan (for executive officers other than Mr. Koelmel)* (Incorporated by reference to our 2008 Annual Report on 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.17
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

Exhibit 10.20
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

Exhibit 10.25
Form of General Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.26
Form of General Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.27
Form of Time-vested Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on April 25, 2013.)

Exhibit 10.28	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan* (Incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the SEC on March 15, 2012.)

Exhibit 10.29
First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One.* (Incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the SEC on March 21, 2014.)

Exhibit 10.30
First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two.* (Incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the SEC on March 21, 2014.)

Exhibit 10.31
First Niagara Financial Group, Inc. Executive Annual Incentive Plan* (Incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the SEC on March 15, 2012.)

Exhibit 10.32	Non-employee director compensation practices as described in under “Director Compensation” in our Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the SEC on March 21, 2014.*

Exhibit 10.33
Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan.* (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 25, 2014.)

Exhibit 10.34	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan.* (Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.35	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan* (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2005.)

Exhibit 10.36
Separation, Waiver and Release Agreement, dated March 18, 2014, between Daniel E. Cantara, III and First Niagara Financial Group, Inc.* (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 6, 2014.)

Exhibit 10.37	First Niagara Bank Nonqualified Deferred Compensation Plan.*

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 12 of Notes to Consolidated Financial Statements)

Exhibit 12	Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 21	Subsidiaries of First Niagara Financial Group, Inc.

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: March 17, 2015	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary M. Crosby	President and Chief Executive Officer	March 17, 2015
Gary M. Crosby	(Principal Executive Officer)

/s/ Gregory W. Norwood	Chief Financial Officer	March 17, 2015
Gregory W. Norwood	(Principal Financial Officer)

/s/ Brian M. Dempsey	Senior Vice President and Controller	March 17, 2015
Brian M. Dempsey	(Principal Accounting Officer)

/s/ Austin A. Adams*	Director	March 17, 2015
Austin A. Adams

/s/ G. Thomas Bowers*	Director, Chairman	March 17, 2015
G. Thomas Bowers

/s/ Roxanne J. Coady*	Director	March 17, 2015
Roxanne J. Coady

/s/ Carl A. Florio*	Director	March 17, 2015
Carl A. Florio

/s/ Susan S. Harnett*	Director	March 17, 2015
Susan S. Harnett

/s/ Carlton L. Highsmith*	Director	March 17, 2015
Carlton L. Highsmith

/s/ George M. Philip*	Director	March 17, 2015
George M. Philip

/s/ Peter B. Robinson*	Director	March 17, 2015
Peter B. Robinson

/s/ Nathaniel D. Woodson*	Director	March 17, 2015
Nathaniel D. Woodson

*By: /s/ Gary M. Crosby	Attorney-in-fact