Form 10-Q
period 2015-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2015-05-04
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of April 30, 2015, there were issued and outstanding 355,063,535 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2015

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
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At March 31, 2015, we had $39 billion in assets, $28 billion in deposits, and 393 full-service branch locations across New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
In January 2014, we announced a Strategic Investment Plan that represents a pivot in our strategic imperatives by choosing to collectively accelerate certain investments in our business focused on enhancing the customer experience. At the end of our planned three to four year investment period, our objective is to be better positioned to i) deliver greater fee generation and revenue capabilities; ii) improve operating leverage by lowering integration costs of new systems and our overall cost to serve; iii) address growing industry wide regulatory imperatives such as cybersecurity; and iv) improve our overall financial returns. The total cash spend in 2014 through 2017 for these investments is currently estimated at between $200 million and $250 million. Our Board of Directors has formed a Technology Committee to assist the Board of Directors in overseeing the planning and execution of our strategic investment in major technology projects; reviewing and approving major financial commitments related to the Strategic Investment Plan; from a technology perspective, monitoring how the Strategic Investment Plan competitively positions us in relation to our peers; and advising the Risk Committee of the Board of Directors on risk management associated with the Strategic Investment Plan and major technology vendor relationships.
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

Our customer-centric strategy is focused on the successful execution of our aforementioned strategic investment plan that we believe will increase revenues, improve operating leverage and enable us to continue to maintain our strong risk management and regulatory compliance position, all of which we expect will result in greater shareholder value. Our strategy is focused on creating a strong, competitive position by differentiating us through a fast, easy, simple and secure customer experience.
Our objective is to provide our customers with the best experience possible based on their individual needs, however they choose to do business with us, whether it's in the branch, online, on their mobile phone, through our call center, at an ATM or through whatever new channel may appear in the future. In doing so, we believe we will drive greater customer acquisition and retention and incremental revenue growth. This customer-centric omni-channel approach is being embedded in our culture so that it guides every decision we make and every action we take.
In 2014, our cash expenditures related to implementing our strategic investment plan approximated $58 million out of the estimated $200 million to $250 million multi-year spend. In 2013, prior to the announcement of, and not including, our strategic investment plan, we spent $40 million in total capital expenditures. During 2014, we completed the execution of many projects and completed the planning for more. Compared to our overall plan presented in January 2014, we accelerated certain revenue generating projects while deferring certain infrastructure investments out to 2017 that don't directly support product feature and functionality. With this acceleration of projects, we expect to realize revenues now in 2015, and earlier than originally contemplated. In 2015, cash spend is estimated to increase to approximately $70 million, which will increase year-over-year operating expenses related to such investments. However, we believe the benefits accrued from our strategic investments completed to date will offset such expense increase.
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
Late in the first quarter of 2015, we implemented our deposit online account opening. Early results show that "quality start completions" are approximately two times greater than what they were on our legacy platform. In the fourth quarter of 2015, we expect to begin phasing in our Treasury Management suite. This Treasury Management enhancement is a multi-project program and once fully implemented will add the capabilities that larger commercial customers desire, and will feature new and expanded services such as lock box, business online banking, foreign exchange, online remote check printing, account analysis and deposit reconciliations.
We continue to expect that our strategic investments will drive $80 million in incremental benefits in 2017 and improve our return profile. The benefits that we expect to generate from aforementioned projects along with other system enhancements contemplated in our strategic investment plan will include incremental fee income, increased loan and deposit core customer acquisitions, enhanced pricing opportunities as well as expense efficiencies.

BUSINESS AND INDUSTRY
We operate a multi-faceted regional bank that provides our customers with a full range of products and services. These include commercial real estate loans, including construction loans, commercial business loans and leases, residential real estate, home equity, indirect auto, credit cards, and other consumer loans, as well as retail and commercial deposit products and insurance services, which we offer through a wholly owned subsidiary of the Bank. We also provide wealth management products and services. Our business model has and will continue to evolve from our thrift roots to a relationship based community banking model that is supported by enhanced products and services that better serve our customers' needs.
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
In October 2014, the Fed announced it had discontinued the quantitative easing program. While the FOMC voted to discontinue monthly bond purchases, they are increasingly divided on the timing of any increase to short-term interest rates. Certain Federal Reserve policy officials have expressed growing concern that maintaining an accommodative monetary policy for longer will lead to inflation exceeding the Federal Reserve’s 2% inflation target and accordingly, the timing of the first increase to short-term interest rates should be during 2015. This view is currently offset by other FOMC members, including Federal Reserve Chair, Janet Yellen, who believe the accommodative policy needs to be maintained and that the Federal Reserve would continue to hold interest rates low until the outlook for the labor market and the general economy improve, including higher overall wages and fewer part time employees. Additionally, some market participants have expressed views that the Federal Funds terminal rate will be 2% lower than historic levels of 4% to 5%, which would impact the steepness of the yield curve in a normalized interest rate environment if correct. Further, depositor behavior is also subject to much debate regarding the pace and timing of deposits flowing out of the banking system.
On December 17, 2014 the FOMC released their Meeting Statement and Economic Projections that, among other things, provide each FOMC participant’s judgment of the midpoint of the appropriate target range for the federal funds rate. The FOMC members’ median projection for the federal funds rate at the end of 2015 was 1.125%. On March 18, 2015, the FOMC updated their economic projections and reduced the midpoint of the appropriate target range for the federal funds rate at the end of 2015 by 0.50% to 0.625%. The median projection for the federal funds rate at the end of 2016 declined from 2.50% to 1.875%. Minutes from the March 18, 2015 meeting demonstrated that the Federal Reserve members are split on whether to increase the federal funds rate in June 2015 stating "Several participants judged that the economic data and outlook were likely to warrant beginning normalization at the June meeting."
Despite the decrease in the projections, the continued low levels of inflation and the decline in oil prices has caused the market to believe the Federal Reserve will not raise the federal funds rate as soon or as high as the Federal Reserve projections. The current futures market has the first rate hike at the end of the third quarter of 2015 and continues to move later in the year. Additionally, longer term interest rates have remained low. The 10 year Treasury rate has fallen to as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013. Similarly, the mortgage refinance rate was 3.93% on April 30, 2015 up from 3.88% at March 31 but down from 4.00% on December 31, 2014.  In its release after the March 18, 2015 meeting, the FOMC acknowledged that inflation is expected to remain near its recent low level in the near term but stated they expect inflation to gradually rise toward the target level over the medium term. The FOMC also expressed that it anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market. On April 29, 2015, the FOMC maintained the same outlook for inflation and the federal funds rate but conceded that economic growth slowed during the winter months, describing the slowdown as “in part reflecting transitory factors”.  We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature and timing of the market reaction and customer behavior, all of which are very unpredictable.
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
REGULATORY REFORM
Volcker Rule
The Volcker Rule provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions to sponsor or invest in private funds or to engage in certain types of proprietary trading. Although the Volcker Rule became effective on July 21, 2012 and the final rules became effective April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by Collateralized Loan Obligations ("CLOs") where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On December 18, 2014 the Federal Reserve Board announced it would give banking entities until July 21, 2016 to conform investments in covered funds that were in place prior to December 31, 2013 ("legacy covered funds"). The Board also announced its intention to grant banking entities an additional one-year extension of the conformance period for legacy covered funds which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests to the stated provisions of the final Volcker Rule.
At March 31, 2015, we have $1.0 billion of CLO investments, with a weighted average yield of 3.2% that could be impacted by this rule ("legacy CLO"). These investments are further described under “Risk Management—Investment Securities Portfolio.” While we believe that it is unlikely that regulatory agencies will initiate any further changes in the Volcker Rule, we continue to evaluate structural solutions that we can apply to our legacy CLO securities and monitor expected prepayments, refinancing and other solutions initiated by the asset managers of the CLO structure that we believe would make any remaining legacy CLO securities compliant with the stated

provisions of the final Volcker Rule. CLO securities that are not compliant with the Volcker Rule may bear greater price risk as the conformance date draws nearer.
As of March 31, 2015, we have purchased $190 million of newly issued CLO investments that we believe to be exempt from the Volcker Rule.  These CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.
Should we no longer be able to hold such securities, we could i) sell these securities expeditiously, and not be able to realize the value we might be able to realize with a normal market sale; ii) recognize all unrealized losses on such securities should we determine it is not more likely than not that we can hold any securities that have a fair value less than book value to a time when the fair value would be at least equal to its book value, which could be the security’s maturity; and iii) reinvest proceeds in other, likely lower yielding investments, which would reduce our revenues. Of the bonds that do not qualify for an exclusion for loan securitizations, at March 31, 2015, we had $140 million of legacy CLO securities with fair values less than their book values, aggregating to a $0.6 million unrealized loss. We continue to believe it is more likely than not that we can hold any underwater bonds to recovery, which could be maturity as the Federal Reserve intends to extend the holding period to July 21, 2017 and we believe that expected prepayments, refinancing and other structural remedies would enable us to make any remaining CLO securities compliant with the stated ownership interest provisions of the final Volcker Rule and thus allow us to continue holding the bonds after the conformance period ends.
Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 1, “Business—Supervision and Regulation,” and Item 1A, “Risk Factors.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and those which require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the valuation of our investment securities, prepayment assumptions on our collateralized mortgage obligations and mortgage-backed securities, adequacy of our allowance for loan losses, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical as our judgments could have a material effect on our results of operations and have been discussed under this same heading in Item 7 of our 2014 Annual Report on Form 10-K. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2014 Annual Report on Form 10-K. The following are critical accounting estimates that have changed since our 2014 Annual Report on Form 10-K:
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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At March 31, 2015, the par value of our portfolio of residential mortgage-backed securities totaled $7.3 billion, which included $6.9 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.3 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.

SELECTED QUARTERLY FINANCIAL DATA

	2015	2014
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
Selected financial condition data:	(in millions, except per share amounts)
Total assets	$38,907	$38,551	$37,972	$38,628	$37,991
Loans and leases, net	22,887	22,803	22,547	22,126	21,537
Investment securities:
Available for sale	5,911	5,915	6,198	6,684	7,060
Held to maturity	6,215	5,942	5,352	4,834	4,467
Goodwill and other intangibles	1,411	1,417	1,423	2,528	2,535
Deposits	28,250	27,781	27,670	27,445	27,598
Borrowings	5,973	6,206	5,662	5,624	4,871
Stockholders’ equity	$4,125	$4,093	$4,096	$5,082	$5,027
Common shares outstanding	354	353	355	355	354
Selected operations data:
Interest income	$297	$302	$304	$302	$300
Interest expense	34	32	31	30	29
Net interest income	263	270	273	272	271
Provision for credit losses(1)	13	36	17	20	24
Net interest income after provision for credit losses	250	234	257	252	247
Noninterest income	82	77	75	81	77
Restructuring charges	18	9	2	—	10
Goodwill impairment	—	—	1,100	—	—
Deposit account remediation	—	(23)	45	—	—
Other noninterest expense	244	248	249	244	238
Income (loss) before income tax	71	77	(1,065)	89	75
Income tax expense (benefit)	20	8	(145)	13	15
Net income (loss)	51	69	(920)	76	60
Preferred stock dividend	8	8	8	8	8
Net income (loss) available to common stockholders	$44	$62	$(928)	$68	$53
Common stock and related per share data:
Earnings (loss) per common share:
Basic	$0.12	$0.17	$(2.65)	$0.19	$0.15
Diluted	0.12	0.17	(2.65)	0.19	0.15
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value(2)	10.80	10.71	10.72	13.54	13.40
Tangible book value per share(2)(3)	6.78	6.67	6.66	6.32	6.15
Market Price (NASDAQ: FNFG):
High	9.20	8.61	9.05	9.61	10.65
Low	7.42	7.00	8.32	8.27	8.19
Close	8.84	8.43	8.33	8.74	9.45

(1)	The provision for credit losses for the first quarter of 2014 includes a $1.7 million reduction related to 2013 activity.

(2)	Excludes unallocated employee stock ownership plan shares prior to January 1, 2015 and unvested restricted stock shares.

(3)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

	2015	2014
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
	(dollars in millions)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.54%	0.72%	(9.46)%	0.80%	0.65%
Common equity:
Return on average common equity	4.69	6.42	(77.27)	5.80	4.55
Return on average tangible common equity(2)	7.48	10.24	(163.71)	12.48	9.90
Total equity:
Return on average equity	5.05	6.62	(71.57)	6.01	4.85
Return on average tangible equity(2)	7.68	10.07	(141.16)	12.01	9.79
Net interest rate spread	2.97	3.02	3.13	3.18	3.25
Net interest rate margin	3.07	3.11	3.21	3.26	3.33
Efficiency ratio(3)	75.6	67.5	400.6	69.2	71.6
Operating expenses as a percentage of average loans and deposits(4)	2.05	1.85	11.19	1.97	2.06
Effective tax rate (benefit)	28.0	10.2	(13.6)	14.5	19.8
Dividend payout ratio	66.67	47.06	N/M	42.11	53.33
Capital ratios:
First Niagara Financial Group, Inc.
Tier 1 risk-based capital(5)	10.02	9.81	9.82	9.58	9.62
Total risk-based capital(5)	11.95	11.75	11.75	11.53	11.60
Common equity tier 1 capital(5)	8.48	N/A	N/A	N/A	N/A
Tier 1 risk-based common capital(2)(5)	N/A	8.20	8.19	7.93	7.93
Leverage ratio(5)	7.56	7.50	7.34	7.34	7.28
Ratio of stockholders’ equity to total assets	10.60	10.62	10.79	13.16	13.23
Ratio of tangible common stockholders’ equity to tangible assets(2)	6.34%	6.30%	6.39%	6.14%	6.07%
Risk-weighted assets(5)	$28,152	$28,186	$27,729	$27,313	$26,638
First Niagara Bank:(5)
Tier 1 risk-based capital	10.65	10.48	10.41	10.19	10.23
Total risk-based capital	11.53%	11.37%	11.27%	11.05%	11.08%
Common equity tier 1 capital	10.65%	N/A	N/A	N/A	N/A
Leverage ratio	8.03%	8.01%	7.78%	7.80%	7.74%
Risk-weighted assets	$28,068	$28,146	$27,686	$27,272	$26,595
Other data:
Number of full service branches	393	411	411	411	411
Full time equivalent employees	5,322	5,572	5,768	5,874	5,750

N/M    Not meaningful

(1)	Computed using daily averages. Annualized where appropriate.

(2)	This is a non-GAAP financial measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

(5)
Basel III Transitional rules became effective for us on January 1, 2015. Ratios and amounts presented prior to March 31, 2015 are calculated under Basel I rules. As of March 31, 2015, ratios and amounts presented are calculated under the Basel III Standardized Transitional Approach. Common equity tier 1 capital under Basel III replaced Tier 1 common capital under Basel I. Prior to Basel III becoming effective on January 1, 2015, tier 1 common capital under Basel I was a non-GAAP financial measure.

GAAP to Non-GAAP Reconciliation
	2015	2014
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
	(in millions)
Computation of ending tangible assets:
Total assets	$38,907	$38,551	$37,972	$38,628	$37,991
Less: goodwill and other intangibles	(1,411)	(1,417)	(1,423)	(2,528)	(2,535)
Tangible assets	$37,497	$37,134	$36,549	$36,099	$35,456

Computation of ending tangible common equity:
Total stockholders' equity	$4,125	$4,093	$4,096	$5,082	$5,027
Less: goodwill and other intangibles	(1,411)	(1,417)	(1,423)	(2,528)	(2,535)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,376	$2,338	$2,334	$2,215	$2,154

Computation of average tangible equity:
Total stockholders' equity	$4,128	$4,141	$5,100	$5,066	$5,034
Less: goodwill and other intangibles	(1,414)	(1,420)	(2,515)	(2,532)	(2,539)
Tangible equity	$2,714	$2,721	$2,586	$2,534	$2,495

Computation of average tangible common equity:
Total stockholders' equity	$4,128	$4,141	$5,100	$5,066	$5,034
Less: goodwill and other intangibles	(1,414)	(1,420)	(2,515)	(2,532)	(2,539)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,376	$2,383	$2,248	$2,196	$2,157

Computation of Tier 1 common capital:(1)
Tier 1 capital	N/A	$2,764	$2,723	$2,614	$2,562
Less: qualifying restricted core capital elements	N/A	(114)	(114)	(113)	(113)
Less: perpetual non-cumulative preferred stock	N/A	(338)	(338)	(338)	(338)
Tier 1 common capital (Non-GAAP)	N/A	$2,312	$2,271	$2,162	$2,111

(1)
Basel III Transitional rules became effective for us on January 1, 2015. Common equity tier 1 capital under Basel III replaced Tier 1 common capital under Basel I. Prior to Basel III becoming effective on January 1, 2015, tier 1 common capital under Basel I was a non-GAAP financial measure.

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

	Three months ended
	March 31,	December 31,	March 31,
(in millions, except per share data)	2015	2014	2014
Operating results (Non-GAAP):
Net interest income	$263	$270	$271
Provision for credit losses	13	36	24
Noninterest income	82	77	77
Noninterest expense	244	248	238
Income tax expense	27	2	17
Net operating income (Non-GAAP)	$62	$61	$69
Operating earnings per diluted share (Non-GAAP)	$0.15	$0.15	$0.17
Reconciliation of net operating income to net income	$62	$61	$69
Nonoperating expenses, net of tax at effective tax rate:
Restructuring charges ($18 million, $9 million, and $10 million pre-tax for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively)	(11)	(6)	(8)
Deposit account remediation (($23) million pre-tax)	—	15	—
Total nonoperating expenses, net of tax	(11)	8	(8)
Net income (GAAP)	$51	$69	$60
Earnings per diluted share (GAAP)	$0.12	$0.17	$0.15
On an operating (non-GAAP) basis, our first quarter of 2015 reflected the typical first quarter revenue seasonality, primarily due to fewer days, strong expense and headcount management, robust commercial low growth, low credit costs, and a more normalized effective tax rate. The cold weather also had a modest impact on some or our consumer businesses during the first quarter of 2015. Additionally, our results demonstrate our continued strong core business fundamentals and the progress we are making to provide a faster, easier, simpler, and more secure banking experience for our customers, which we believe will ultimately drive increased value for our shareholders. During the quarter, we launched our new Online Deposit Account Opening solution which enables our customers to choose the products they want and open their accounts using their mobile, tablet or desktop devices.
Excluding the restructuring charges, our noninterest expenses decreased 2%, reflecting strong expense management more than offsetting seasonal pressures from certain expense items such as payroll taxes. Additionally, our operating results were consistent with typical first quarter seasonal trends, resulting from fewer days in the quarter. Salaries and employee benefits decreased 5% from the first quarter of 2014, driven primarily by our previously disclosed organization simplification initiative. Average consumer checking account balances increased 11% annualized driven both by balance growth and new customer acquisition.

Comparison to Prior Quarter
Our first quarter 2015 GAAP net income was $51 million, or $0.12 per diluted share, and included $18 million in pre-tax restructuring and severance expenses incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct that was discovered in February 2015. Excluding these nonoperating items, our operating (non-GAAP) net income was $62 million, or $0.15 per diluted share. By comparison, in the fourth quarter of 2014, we reported GAAP net income of $69 million, or $0.17 per diluted share, which included the benefit of a $23 million pre-tax reversal of reserves related to the process issue on certain customer accounts as well as the expense impact of $9 million in pre-tax restructuring charges primarily associated with our organization simplification initiative. Excluding these items, our operating (non-GAAP) net income for the three months ended December 31, 2014 amounted to $61 million, or $0.15 per diluted share.
Our first quarter 2015 net interest income decreased $7 million from the prior quarter to $263 million driven primarily by fewer days in the quarter, lower commercial real estate prepayment fees, deposit promotional pricing campaigns, as well as the continued impact of reinvestments and repricing of assets in the current low rate environment. The 4% annualized increase in average interest-earning assets was partially offset by a four basis points decrease in our taxable equivalent net interest rate margin to 3.07%. Growth in average interest earning assets reflected continued loan growth, particularly in commercial real estate, home equity, and indirect auto loans. Average investment securities increased 5% from the prior quarter, driven by growth in our residential mortgage-backed securities portfolio. The four basis points decrease in net interest margin in the first quarter of 2015 reflected continued compression of earning assets yields in the current low interest rate environment, expiration of certain favorable purchase accounting marks on acquired certificates of deposit, as well as the impact of deposit pricing promotional campaigns. Average commercial loan yields declined five basis points while consumer loan yields increased a modest one basis point from the prior quarter.
Compared to the prior quarter, average loans increased 4% annualized during the first quarter of 2015. Average commercial business and real estate loans increased 5% annualized driven by growth in commercial real estate volumes, primarily in our Eastern Pennsylvania and New England markets. Average commercial real estate loans increased 9% annualized due to higher construction draws as well as increased conversion of our construction customers into permanent mortgages. Commercial business loans were relatively flat compared to the prior quarter given our focus on relationship pricing and prudent underwriting in the current competitive environment, and to a lesser extent, principal paydowns. Average consumer loans increased 2% annualized driven by continued increases in our indirect auto and home equity portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, decreased 4% annualized from the prior quarter and represent 38% of our average deposit balances at March 31, 2015, consistent with December 31, 2014. Average noninterest-bearing checking deposit and interest-bearing checking balances both decreased 4% from the prior quarter, driven by seasonal weakness in municipal deposits. Money market deposit balances increased 4% reflecting promotional marketing campaigns. Time deposits averaged $3.8 billion and decreased 11% from the prior quarter driven primarily by a decrease in brokered deposits. The average cost of interest-bearing deposits increased three basis points from the prior quarter to 0.28%.
Our provision for credit losses totaled $13 million and $36 million for the three months ended March 31, 2015 and December 31, 2014, respectively. The provision for loan losses on originated loans totaled $11 million and $31 million for the first quarter of 2015 and the fourth quarter of 2014, respectively. The provision for loan losses on originated loans for the fourth quarter of 2014 included $5 million to cover exposure to borrowers servicing the energy sector following the fall in oil prices as well as $10 million related to a single borrower in the oil and gas industry and a $5 million provision towards an unrelated commercial credit that we held for sale at March 2015 and for which we received the proceeds in April 2015. Net charge-offs on our originated loans exceeded our provision for losses on originated loans for the first quarter of 2015. Excluding the commercial credit charge-off related to the loan we sold in March that was recorded in the first quarter but provided for in the fourth quarter, our net charge-offs would have been 22 basis points reflecting higher than normal recoveries in our commercial business portfolio. Annualized net charge-offs equaled 0.31% of average originated loans, a 13 basis points decrease from 0.44% reported for the fourth quarter of 2015. At March 31, 2015, originated criticized loans decreased 5% from the prior quarter and nonperforming originated loans comprised 1.01% of originated loans, an 11 basis points increase from the prior quarter.
The provision for losses on acquired loans totaled $3 million in both the first quarter of 2015 and the fourth quarter of 2014. Annualized net charge-offs equaled 0.25% of average acquired loans for the first quarter of 2015, compared to 0.17% for the fourth quarter of 2014.
Noninterest income increased $5 million, or 7%, in the first quarter of 2015 compared to the fourth quarter of 2014, which included $11 million in amortization of historic tax credits. Excluding this amortization, noninterest income increased 7% reflecting moderation in capital markets income from record levels in the fourth quarter as well as normal seasonal declines in deposit service charges and merchant and card fees. Noninterest expenses increased $27 million from the fourth quarter of 2014. Excluding $18 million of pre-tax restructuring charges in the first quarter of 2015 and the $23 million pre-tax reversal of a reserve to address a process issue related to certain customer deposit accounts and $9 million in pre-tax restructuring charges in the fourth quarter of 2014, noninterest expenses decreased $5 million where strong expense management offset normal seasonal increases typical in the first quarter.
Our effective tax rate was 28.0% and 10.2% for first quarter of 2015 and the fourth quarter of 2014, respectively, primarily reflecting the expiration of previously disclosed tax strategies.
Comparison to Prior Year Quarter
Our first quarter 2015 GAAP net income was $51 million, or $0.12 per diluted share, and included $18 million in pre-tax restructuring and severance expenses incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification initiative during the quarter, as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct. Excluding these charges, our non-GAAP operating net income was $62 million, or $0.15 per diluted share. Our first quarter 2014 GAAP net income was $60 million, or $0.15 per diluted share, and included $10 million in pre-tax restructuring charges. Excluding these charges, our non-GAAP operating net income was $69 million, or $0.17 per diluted share, for the first quarter of 2014.
Our first quarter of 2015 net interest income decreased $8 million, or 3%, from the first quarter of 2014. Our taxable equivalent net interest margin decreased 26 basis points to 3.07% at March 31, 2015 from 3.33% in the first quarter of 2014. During the current quarter, yields on average interest-earning assets decreased 24 basis points, compared to the same quarter in 2014, driven by lower yields across all loan portfolios with the exception of our credit card portfolio. The cost of interest-bearing liabilities of 0.48% for the current quarter increased four basis points from the same quarter in 2014.
Average loans increased 7% for the quarter ended March 31, 2015 compared to the same quarter in 2014. Average commercial business and real estate loans increased 6% over the same quarter in 2014, with our commercial real estate portfolio increasing 6% and our commercial business portfolio increasing 7%. Average consumer loans increased 8%, primarily driven by growth in home equity and indirect auto loan balances, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 9% over the prior year and represent 38% of our average deposit balances, up from 36% a year ago. Average noninterest-bearing checking deposits increased an annualized 12% over the prior year. Average interest-bearing checking balances increased $266 million, or 6%, for the quarter ended March 31, 2015 from the same quarter in the prior year. Average money market balances increased 2% annualized compared to the prior year quarter while time deposits increased 4%. The average cost of interest-bearing deposits of 0.28% increased five basis points from the prior year quarter.

Our provision for credit losses totaled $13 million and $24 million for the three months ended March 31, 2015 and 2014, respectively. The provision for loan losses on originated loans decreased to $11 million in the first quarter of 2015 from $20 million in the same quarter in 2014. Nonperforming originated loans as a percentage of originated loans increased to 1.01% at March 31, 2015 from 0.82% at March 31, 2014. Annualized net charge-offs equaled 0.31% of average originated loans for the three months ended March 31, 2015 and 0.36% of average originated loans for the three months ended March 31, 2014.
The provision for losses on acquired loans totaled $3 million in the first quarter of 2015 and 2014. Net charge-offs equaled 0.25% and 0.28% of average acquired loans for the quarters ended March 31, 2015 and 2014, respectively.
For the quarter ended March 31, 2015, noninterest income increased $6 million, or 7%, from the same period in 2014. Increases in mortgage banking, capital markets income, and other income were partially offset by decreases in deposit service charges, wealth management services, and bank owned life insurance. Other income for the quarter ended March 31, 2014 included $11 million in amortization for historic tax credit investments, which was more than offset by lower tax expense. Noninterest expenses increased $12 million during the same period. Excluding $18 million and $10 million in pre-tax restructuring and severance expenses for the quarter ended March 31, 2015 and 2014, respectively, noninterest expenses increased $5 million, or 2%. Expenses increased across all categories, except salaries and benefits, occupancy and equipment and amortization of intangibles.
Our effective tax rate was 28.0% and 19.8% for the first quarter of 2015 and 2014, respectively. The effective tax rate for the three months ended March 31, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business.
Net Interest Income
First quarter 2015 net interest income decreased $7 million from the prior quarter to $263 million. Approximately half of this decrease was driven by two less days in the first quarter. The remainder of the decrease was driven by lower commercial real estate prepayment fees, the expiration of certain favorable purchase accounting marks on acquired certificates of deposit, deposit promotional pricing campaigns, and the continued impact of reinvestments and re-pricing of assets in the current low interest rate environment. A 4% annualized increase in total average interest-earning assets was partially offset by a four basis points decrease in the tax equivalent net interest margin to 3.07%. Growth in average earning assets reflected continued organic loan growth and higher investment securities balances.
The four basis points decrease in our tax equivalent net interest margin reflects continued compression of loan yields from prepayments and reinvestments at current market rates, particularly in our commercial real estate portfolio, which had an eight basis points decrease compared to the prior quarter.  Additionally, in the first quarter of 2015, yields on our investment securities portfolio decreased six basis points driven by a seven basis points decrease in other investment securities yield along with an 11 basis points decrease in yields on our commercial mortgage-backed securities and a two basis points decrease in yields on our residential mortgage-backed securities. Premium amortization on our residential mortgage-backed securities portfolio was $6 million, consistent with prior quarter.
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
On December 17, 2014 the FOMC released their Meeting Statement and Economic Projections that, among other things, provide each FOMC participant’s judgment of the midpoint of the appropriate target range for the federal funds rate. The FOMC members’ median projection for the federal funds rate at the end of 2015 was 1.125%. On March 18, 2015 the FOMC updated their Economic Projections and reduced the midpoint of the appropriate target range for the federal funds rate at the end of 2015 by 0.50% to 0.625%. The median projection for the federal funds rate at the end of 2016 declined from 2.50% to 1.875%. On March 18, 2015 the FOMC updated their Economic Projections and reduced the midpoint of the appropriate target range for the federal funds rate at the end of 2015 by 0.50% to 0.625%. The median projection for the federal funds rate at the end of 2016 declined from 2.50% to 1.875%. Minutes from the March 18, 2015 meeting demonstrated the Fed members are split on whether to increase the federal funds rate in June 2015 stating “Several participants judged that the economic data and outlook were likely to warrant beginning normalization at the June meeting.”
Despite the decrease in the FOMC projections, the continued low levels of inflation and the decline in oil prices has caused the market to believe the Federal Reserve will not raise the federal funds rate as soon or as high as the Federal Reserve projections. The current futures market has the first rate hike at the end of the third quarter of 2015 and continues to move later in the year. Additionally, longer term interest rates have remained low. The 10 year Treasury rate has fallen to as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013. Similarly, the mortgage refinance rate was 3.93% on April 30, 2015 up from 3.88% at March 31 but down from 4.00% on December 31, 2014.  In its release after the March 18, 2015 meeting, the FOMC acknowledged that inflation is expected to remain near its recent low level in the near term but stated they expected inflation to gradually rise toward the target level over the medium term. The FOMC also expressed it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market. On April 29th, 2015, the FOMC maintained the same outlook for inflation and the federal funds rate but conceded that economic growth slowed during the winter months, describing the slowdown as “in part reflecting transitory factors”.  We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	March 31, 2015		December 31, 2014
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,263	3.60%	$8,087	3.68%	$176	(0.08)%
Business	5,797	3.43	5,791	3.43	6	—
Total commercial lending	14,060	3.53	13,878	3.58	182	(0.05)
Consumer:
Residential real estate	3,338	3.78	3,364	3.79	(26)	(0.01)
Home equity	2,939	3.91	2,912	3.94	27	(0.03)
Indirect auto	2,187	2.79	2,132	2.82	55	(0.03)
Credit cards	311	11.74	314	11.47	(3)	0.27
Other consumer	275	8.49	283	8.47	(8)	0.02
Total consumer lending	9,050	4.02	9,005	4.01	45	0.01
Total loans	23,110	3.75	22,883	3.78	227	(0.03)
Residential mortgage-backed securities(3)	7,180	2.49	6,892	2.51	288	(0.02)
Commercial mortgage-backed securities(3)	1,404	3.26	1,512	3.37	(108)	(0.11)
Other investment securities(3)	3,554	3.52	3,585	3.59	(31)	(0.07)
Total investment securities	12,138	2.88	11,989	2.94	149	(0.06)
Money market and other investments	158	1.01	161	1.21	(3)	(0.20)
Total interest-earning assets	35,406	3.45%	35,033	3.47%	373	(0.02)%
Noninterest-earning assets(4)(5)	3,301		3,285		16
Total assets	$38,707		$38,318		$389
Interest-bearing liabilities:
Deposits
Savings deposits	$3,432	0.08%	$3,447	0.09%	$(15)	(0.01)%
Checking accounts	5,001	0.03	5,049	0.03	(48)	—
Money market deposits	10,132	0.26	10,037	0.24	95	0.02
Certificates of deposit	3,778	0.84	3,888	0.72	(110)	0.12
Total interest-bearing deposits	22,343	0.28	22,421	0.25	(78)	0.03
Borrowings
Short-term borrowings	5,125	0.46	4,917	0.43	208	0.03
Long-term borrowings	1,027	4.98	734	6.56	293	(1.58)
Total borrowings	6,152	1.21	5,651	1.23	501	(0.02)
Total interest-bearing liabilities	28,495	0.48%	28,072	0.45%	423	0.03%
Noninterest-bearing deposits	5,430		5,485		(55)
Other noninterest-bearing liabilities	654		620		34
Total liabilities	34,579		34,177		402
Stockholders’ equity(4)	4,128		4,141		(13)
Total liabilities and stockholders’ equity	$38,707		$38,318		$389
Net interest rate spread		2.97%		3.02%		(0.05)%
Net interest rate margin		3.07%		3.11%		(0.04)%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $268 million for the quarter ended March 31, 2015 decreased by $7 million from the quarter ended December 31, 2014. Approximately one-half of the decline was driven by two fewer days in the quarter. The remainder of the decrease was driven by lower commercial real estate prepayment fees, deposit promotional pricing campaigns, as well as the continued impact of reinvestments and re-pricing of assets in the current low interest rate environment. The fourth quarter of 2014 also included $1.4 million in benefits primarily from CLO discount accretion and higher prepayment penalties. Average earning assets increased 4% annualized from the prior quarter driven by growth in both loans and investment securities.
Net interest margin decreased four basis points from the prior quarter to 3.07%, reflecting continued compression of earning asset yields in the current low interest rate environment, expiration of certain favorable purchase accounting marks on acquired certificates of deposits, as well as the impact of deposit pricing promotional campaigns. Overall, the yield on earning assets decreased two basis points quarter over quarter.
Our average balance of investment securities increased quarter over quarter by $149 million. Yields on our investment securities portfolio decreased six basis points due to a seven basis point decrease in yields on other investment securities, an 11 basis points decrease in commercial mortgage-backed securities and a two basis point decrease in residential mortgage-backed securities. Higher yields in the fourth quarter of 2014 resulted from $0.7 million of prepayments from CLOs that were purchased at a discount which were not received in the first quarter 2015. While such income from CLO payoffs benefit the quarter in which they are received, the long-term implication is that these assets had above market interest rates that are being replaced with other lower yielding assets.
Overall, our loan growth was 4% annualized from the fourth quarter of 2014, as our average loan balances increased by $227 million. Commercial loan growth was $182 million and indirect auto remained a source of growth contributing $55 million of the average net loan growth this quarter, as originations moderated to $235 million during the first quarter of 2015. These increases were partially offset by a slight decrease in our residential real estate and other consumer portfolios. Loan yields declined three basis points as commercial loan yields decreased by five basis points was partially offset by our consumer loan portfolio yields which increased by one basis point. The fourth quarter of 2014 loan yields benefited from $1.2 million in prepayment penalties from the commercial real estate portfolio.
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
Our average balances of interest bearing deposits decreased by $78 million while our average rate paid increased three basis points from the prior quarter, reflecting promotional deposit pricing campaigns and the expiration of certain favorable purchase accounting marks on acquired certificates of deposit. The decrease in our average balances was driven by the typical seasonality in commercial deposit balances and lower municipal and brokered time deposits partially offset by higher consumer deposit balances.
Our average borrowings increased quarter over quarter by $501 million as we utilized wholesale funding in the current quarter to fund our balance sheet growth. Our cost of borrowings decreased two basis points from the fourth quarter of 2014 to 1.21% for the first quarter of 2015.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	March 31, 2015		March 31, 2014
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,263	3.60%	$7,801	3.89%	$462	(0.29)%
Business	5,797	3.43	5,413	3.56	384	(0.13)
Total commercial lending	14,060	3.53	13,214	3.76	846	(0.23)
Consumer:
Residential real estate	3,338	3.78	3,416	3.88	(78)	(0.10)
Home equity	2,939	3.91	2,756	4.12	183	(0.21)
Indirect auto	2,187	2.79	1,613	2.93	574	(0.14)
Credit cards	311	11.74	314	11.64	(3)	0.10
Other consumer	275	8.49	300	8.64	(25)	(0.15)
Total consumer lending	9,050	4.02	8,399	4.26	651	(0.24)
Total loans	23,110	3.75	21,613	3.98	1,497	(0.23)
Residential mortgage-backed securities(3)	7,180	2.49	5,689	2.75	1,491	(0.26)
Commercial mortgage-backed securities(3)	1,404	3.26	1,697	3.28	(293)	(0.02)
Other investment securities(3)	3,554	3.52	4,388	3.55	(834)	(0.03)
Total investment securities	12,138	2.88	11,774	3.12	364	(0.24)
Money market and other investments	158	1.01	125	1.64	33	(0.63)
Total interest-earning assets	35,406	3.45%	33,512	3.69%	1,894	(0.24)%
Noninterest-earning assets(4)(5)	3,301		4,236		(935)
Total assets	$38,707		$37,748		$959
Interest-bearing liabilities:
Deposits
Savings deposits	$3,432	0.08%	$3,631	0.08%	$(199)	—%
Checking accounts	5,001	0.03	4,735	0.03	266	—
Money market deposits	10,132	0.26	9,887	0.20	245	0.06
Certificates of deposit	3,778	0.84	3,647	0.70	131	0.14
Total interest-bearing deposits	22,343	0.28	21,900	0.23	443	0.05
Borrowings
Short-term borrowings	5,125	0.46	4,642	0.44	483	0.02
Long-term borrowings	1,027	4.98	734	6.69	293	(1.71)
Total borrowings	6,152	1.21	5,376	1.29	776	(0.08)
Total interest-bearing liabilities	28,495	0.48%	27,276	0.44%	1,219	0.04%
Noninterest-bearing deposits	5,430		4,864		566
Other noninterest-bearing liabilities	654		574		80
Total liabilities	34,579		32,714		1,865
Stockholders’ equity(4)	4,128		5,034		(906)
Total liabilities and stockholders’ equity	$38,707		$37,748		$959
Net interest rate spread		2.97%		3.25%		(0.28)%
Net interest rate margin		3.07%		3.33%		(0.26)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income decreased $7 million for the first quarter of 2015 compared to the first quarter of 2014 reflecting an increase in net-interest earning assets of $675 million and a decrease in our net interest margin of 26 basis points. The $1.9 billion increase in interest-earning assets reflects organic loan growth in our commercial and indirect auto portfolios. Over the same period, our average interest-bearing liabilities increased by $1.2 billion, as we funded our balance sheet growth by strategically replacing certain money market and time deposits with lower costing brokered deposits and short-term borrowings. The 26 basis point decrease in our net interest margin resulted from the continued yield compression on our loan and securities portfolio brought on by prepayments and market pressures on interest rates.
The yield on our commercial real estate and commercial business loan portfolios decreased by 29 basis points and 13 basis points, respectively. Consumer loan yields dropped 24 basis points during the same period, driven primarily by a 14 basis points decline in indirect auto yields and a 21 basis points decline in home equity yields.
Our yields on interest-earning assets in the first quarter of 2015 decreased 24 basis points compared to the first quarter of 2014, while costs on interest-bearing liabilities increased four basis points, resulting in a 28 basis point decrease in our interest rate spread.
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

	Three months ended
	March 31,	December 31,	March 31,
(in millions)	2015	2014	2014
Provision for originated loans	$11	$31	$20
Provision for acquired loans	3	3	3
(Release of) provision for unfunded commitments	(1)	2	—
Total	$13	$36	$24
Our provision for credit losses of $13 million in the first quarter of 2015 declined primarily due to elevated provision on our originated loans in the fourth quarter of 2014. Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for loan losses related to originated loans amounted to $11 million, or 0.23% of average originated loans annualized, for the quarter ended March 31, 2015, compared to $31 million, or 0.65% of average originated loans annualized, for the quarter ended December 31, 2014 and $20 million, or 0.47% of average originated loans annualized for the quarter ended March 31, 2014.
The $20 million decrease from $31 million for the quarter ended December 31, 2014 to $11 million for the quarter ended March 31, 2015 is entirely driven by three items that elevated fourth quarter provision. In the fourth quarter of 2014, we recorded 1) $10 million provision expense to cover a $10 million charge-off related to a single borrower in the oil and gas industry in Western Pennsylvania for which we obtained new information regarding the collectability of the customer loan (See “Energy Related Exposures” in “Credit Risk” for our portfolio details), 2) a

$5 million provision for our energy-related portfolio and 3) a $5 million provision for credit losses related to impairment on a commercial loan that we held for sale as of March 31, 2015 and received payment for in April 2015. Our direct exposure to the oil and gas industry is about $164 million in balances, or 0.7% of our total loan portfolio. Additionally, our indirect exposure to the sector is about $149 million in balances, or 0.6% of our total loan portfolio. Overall, normalizing for the oil and gas and the commercial credit impact in the fourth quarter of 2014 and the first quarter of 2015, the provision metric is relatively stable quarter over quarter.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our provision related to our acquired loans was $3 million for each of the first quarter of 2015, the fourth quarter of 2014 and the first quarter of 2014.
The provision for credit losses included a reduction of $1.4 million related to our unfunded loan commitments in the first quarter of 2015. Our total unfunded commitments were $11.2 billion and $11.0 billion at March 31, 2015 and December 31, 2014, respectively. The liability for unfunded commitments is included in other liabilities in our Consolidated Statements of Condition and amounted to $15 million and $16 million at March 31, 2015 and December 31, 2014, respectively.
Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended
(dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2014
Deposit service charges	$20	$23	$23
Insurance commissions	16	15	16
Merchant and card fees	12	13	12
Wealth management services	15	14	16
Mortgage banking	5	5	3
Capital markets income	4	8	4
Lending and leasing	4	5	5
Bank owned life insurance	4	3	5
Other income excluding historic tax credit amortization	3	3	1
Total noninterest income excluding historic tax credit amortization (non-GAAP)	82	88	84
Historic tax credit amortization	—	(11)	(7)
Total noninterest income (GAAP)	$82	$77	$77
Noninterest income excluding historic tax credit amortization as a percentage of net revenue (non-GAAP)	23.8%	24.6%	23.7%
Noninterest income as a percentage of net revenue	23.8%	22.2%	22.1%
Comparison to Prior Quarter
First quarter of 2015 GAAP noninterest income of $82 million increased $5 million, or 7%, compared to the fourth quarter of 2014. Increases in insurance commissions and other income were offset by seasonally lower deposit service charges and merchant and card fees, and moderation in capital markets income. Other income for the fourth quarter of 2014 included $11 million of amortization of historic tax credits, which was offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. No such amortization was recorded in the first quarter of 2015. Excluding this amortization, noninterest income decreased $6 million, or 7%.
Insurance commissions increased $1 million, or 6%, reflecting typical first quarter strength in renewal activity. Income from wealth management services increased modestly from the prior quarter driven by stronger variable rate annuity and mutual fund sales. Mortgage banking income increased 6% reflective of higher locked volumes and gain on sale margins. Deposit service charges decreased $2 million, or 10%, driven by typical seasonal patterns and lower nonsufficient funds incident rates. The seasonal decline was consistent with our experience last year. The $1 million, or 9%, decrease in merchant and card fees reflects normal seasonality and to a lesser extent, severe weather. Capital markets income decreased $4 million, or 50%, and primarily stemmed from lower derivatives income following significantly elevated levels in the fourth quarter of 2014.
Comparison to Prior Year Quarter
First quarter of 2015 GAAP noninterest income of $82 million increased $6 million, or 7%, compared to the first quarter of 2014, driven primarily by higher revenues from mortgage banking, capital markets income, and other income, partially offset by lower revenues from deposit service charges, wealth management service, and bank owned life insurance. Other income in the first quarter of 2014 included $7 million of amortization of historic tax credits, which was offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. No such amortization was recorded in the first quarter of 2015. Excluding this amortization, noninterest income decreased $2 million, or 2%,
Mortgage banking revenues improved $1 million, or 44%, from the prior year quarter as a result of higher gain on sale volumes and the $1 million, or 15%, increase in capital markets income was due to higher derivatives income partially offset by lower syndication revenues. Revenues from deposit service charges decreased $3 million, or 13%, lower nonsufficient funds incident rates, while revenues from wealth management services decreased $1 million, or 6%, as a result of lower annuity sales. The $2 million, or 34%, decrease in bank owned life insurance was due to benefits received on two insurance claims in the first quarter of 2014.

Noninterest Expense
The following table presents our noninterest expenses for the periods indicated:

	Three months ended
(dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2014
Salaries and employee benefits	$112	$111	$118
Occupancy and equipment	27	28	28
Technology and communications	35	34	30
Marketing and advertising	10	12	7
Professional services	13	17	12
Amortization of intangibles	6	6	8
FDIC premiums	11	12	9
Restructuring charges	18	9	10
Deposit account remediation	—	(23)	—
Other expense	29	28	27
Total noninterest expenses	261	234	249
Less nonoperating expenses:
Restructuring charges	(18)	(9)	(10)
Deposit account remediation	—	23	—
Total operating noninterest expenses(1)	$244	$248	$238
Efficiency ratio(2)	75.6%	67.5%	71.6%
Operating efficiency ratio(1)	70.5%	71.5%	68.6%
Full time equivalent employees	5,322	5,572	5,750

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
Comparison to Prior Quarter
First quarter 2015 GAAP noninterest expenses increased $27 million to $261 million from the fourth quarter of 2014, and included $18 million in pre-tax restructuring and severance charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct. Noninterest expenses for the fourth quarter of 2014 included $9 million in pre-tax restructuring and severance charges incurred primarily in connection with our organization simplification initiative and a pre-tax benefit of $23 million related to the reversal of reserves recognized in the third quarter to address the process issue related to certain customer deposit accounts. Excluding these charges, operating (non-GAAP) noninterest expenses decreased $5 million, or 2%. Expenses decreased across all categories with the exception of salaries and benefits and technology and communications.
The $1 million, or 4%, decrease in occupancy and equipment reflects the benefits of consolidating 17 branches during the current quarter. Marketing and advertising moderated by $2 million, or 15%, as a result of elevated fourth quarter levels. Professional services decreased $4 million, or 21%, due to elevated legal and other professional fees incurred for other corporate activities in the prior quarter.
Salaries and employee benefits only increased $1 million, or 1%, as typical seasonally higher payroll taxes and benefit costs were partially offset by the benefits of a 4% reduction in headcount, resulting in a 4% decrease in salaries. Technology and communications expenses increased $1 million, or 3%, due to higher hardware and software expenses and higher depreciation.
Restructuring charges for the first quarter of 2015 were comprised of $4 million in salaries and employee benefits, $6 million in occupancy and equipment, $5 million in professional services, and $2 million in other expenses. Restructuring charges for the fourth quarter of 2014 were comprised of $6 million in salaries and employee benefits and $3 million in professional services.
In the first quarter of 2015, our GAAP efficiency ratio was 75.6% compared to 67.5% in the prior quarter. Excluding the $18 million in pre-tax restructuring and severance expenses, our non-GAAP operating efficiency ratio for the first quarter of 2015 was 70.5%. Excluding $9 million in pre-tax restructuring and severance charges and a pre-tax benefit of $23 million related to the reversal of reserves recognized in the third quarter to address the process issue related to certain customer deposit accounts, our non-GAAP operating efficiency ratio for the fourth quarter of 2014 was 71.5%.
Comparison to Prior Year Quarter
GAAP noninterest expenses increased $12 million for the quarter ended March 31, 2015 from the quarter ended March 31, 2014. Noninterest expenses for the first quarter of 2015 included $18 million in pre-tax restructuring and severance charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification initiative during the quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses. Noninterest expenses for the first quarter of 2014 included $10 million in pre-tax restructuring and severance expenses incurred primarily in connection with a branch staffing realignment. Excluding these charges, operating (non-GAAP) noninterest expenses increased $5 million.
Technology and communications expenses for the quarter ended March 31, 2015 increased $5 million, or 16%, from the same period in 2014 primarily as a result of higher depreciation related to completed technology projects. Marketing and advertising was $2 million, or 34%, higher for 2015 due to promotional campaigns. Professional services increased $1 million, or 10%, due to higher corporate costs. FDIC premiums increased $2 million, or 26%, due to higher construction loans and the impact of our $1.1 billion goodwill impairment charge in the third quarter of 2014.
Partially offsetting these increases were a $6 million, or 5%, decrease in salaries and employee benefits and a $1 million, or 17%, decrease in amortization of intangibles. The decrease in salaries and employee benefits was primarily driven by our 7% lower headcount resulting from our organization simplification initiative.
Taxes
The provision for income taxes in the first quarter of 2015 and fourth quarter of 2014 was $20 million and $8 million, respectively, resulting in effective tax rates of 28.0% and 10.2%, respectively. The effective tax rate for the three months ended December 31, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits.
The provision for income taxes in the first quarter of 2015 and 2014 was $20 million and $15 million, respectively, resulting in effective tax rates of 28.0% and 19.8%. The effective tax rate for the three months ended March 31, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits.
RISK MANAGEMENT
The risks we are subject to in the normal course of business, include, but are not limited to, strategic, credit, market (including liquidity, interest rate and price risks), capital, compliance and regulatory operational, information technology/information security, and reputation (as a component of the risks noted above). We maintain capital at a level that we believe protects us against these risks.

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
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees in the management of risk. The main risk governance committees are the Risk Committee and Audit Committee of the Board and the Enterprise Risk Management Committee ("ERMC"), Capital Management Committee ("CMC") and Disclosure Committee of Management. The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Commercial Credit Risk and Policy Committee, Consumer Credit Risk and Policy Committee, Asset/Liability Committee, Compliance Management Committee, and the Community Reinvestment Act Committee. These sub-committees are supported by various working groups. The purpose of the CMC is to provide oversight to the Company's capital adequacy assessment activities, DFAST, and assess/recommend capital actions.
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

Loans
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	March 31, 2015		December 31, 2014		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$7,201	31.1%	$7,231	31.4%	$(30)
Construction	1,087	4.7	973	4.2	113
Business	5,791	25.1	5,775	25.1	16
Total commercial	14,078	60.9	13,979	60.7	99
Consumer:
Residential real estate	3,330	14.4	3,353	14.6	(23)
Home equity	2,944	12.7	2,936	12.7	8
Indirect auto	2,201	9.5	2,166	9.4	35
Credit cards	301	1.3	324	1.4	(23)
Other consumer	264	1.2	278	1.2	(14)
Total consumer	9,040	39.1	9,058	39.3	(18)
Total loans and leases	23,118	100.0%	23,037	100.0%	81
Allowance for loan losses	(231)		(234)		3
Total loans and leases, net	$22,887		$22,803		$84
Our primary lending activity is the origination of commercial business and commercial real estate loans, as well as residential mortgage and home equity loans to customers located within our primary market areas. Our commercial real estate and business loan portfolios provide opportunities to cross sell other fee-based banking services. Consistent with our long-term customer relationship focus, we retain the servicing rights on the majority of residential mortgage loans that we sell, resulting in monthly servicing fee income to us. Substantially all of the residential mortgage loans that we originated in 2015 complied with the Qualified Mortgage rules of the Dodd-Frank Act. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
Our total loans and leases outstanding increased $81 million from December 31, 2014 to March 31, 2015 stemming from the continued growth in our commercial and indirect auto portfolios. Our commercial loan portfolio increased $99 million, or 3% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the organic growth across our footprint in our commercial lending activities and from a slight increase in the utilization of line commitments, to 41.8% at March 31, 2015 from 41.6% at December 31, 2014. Commercial loans as a percentage of our total loans of 61% remained in line with the loan type composition at December 31, 2014. During the first quarter of 2015, we originated $235 million of indirect auto loans.
The 6% annualized increase in our indirect auto portfolio reflects $235 million in new originations, which were impacted by cold weather conditions and our decision to be more selective on pricing, partially offset by increasing paydowns. New originations in the first quarter of 2015 yielded 3.25%, net of dealer reserve, an increase of 16 basis points from the prior quarter at a weighted average FICO score of 755. The increase in home equity balances reflects higher customer draws and the benefits of promotional cross-sell campaigns. Offsetting this growth was a decrease in our residential real estate loan portfolio of $23 million which reflected increased prepayments of adjustable rate mortgages and our strategy of selling certain newly originated fixed rate residential real estate loans in the secondary market.
Included in the table above are acquired loans with a carrying value of $3.6 billion and $3.7 billion at March 31, 2015 and December 31, 2014, respectively. Such acquired loans were initially recorded at fair value with no carryover of any related allowance for loan losses.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on credit discipline. Our enhanced specialty offerings in equipment financing, healthcare, and loan syndications continue to provide additional opportunities to enhance our relationships with our existing commercial customer base, as well as attract new customers. Overall, our commercial pipelines at the end of the first quarter of 2015 are softer than our levels in 2013 and 2014.
The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated, except for our residential real estate and credit cards portfolios which are assigned to a region based on the primary address of the consumer:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
March 31, 2015
Commercial:
Real estate	$4,146	$961	$1,576	$1,604	$—	$8,287
Business	2,634	973	902	759	522	5,791
Total commercial	6,781	1,934	2,477	2,364	522	14,078
Consumer:
Residential real estate	1,217	138	292	1,682	—	3,330
Home equity	1,614	301	560	468	—	2,944
Indirect auto	734	55	45	398	970	2,201
Credit cards	241	31	15	15	—	301
Other consumer	173	46	31	14	—	264
Total consumer	3,979	572	943	2,577	970	9,040
Total loans and leases	$10,760	$2,506	$3,420	$4,941	$1,492	$23,118
December 31, 2014
Commercial:
Real estate	$4,083	$939	$1,535	$1,647	$—	$8,204
Business	2,658	991	818	754	556	5,775
Total commercial	6,740	1,929	2,353	2,401	556	13,979
Consumer:
Residential real estate	1,221	140	290	1,702	—	3,353
Home equity	1,537	295	568	536	—	2,936
Indirect auto	733	48	41	390	954	2,166
Credit cards	261	33	15	15	—	324
Other consumer	183	48	32	15	—	278
Total consumer	3,936	564	946	2,658	954	9,058
Total loans and leases	$10,676	$2,494	$3,299	$5,059	$1,510	$23,037

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $5 million and $124 million, or 1% and 21% annualized, respectively, from the end of 2014. Over the same period, our New York market also contributed to the growth, with a 2% annualized increase.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size at the dates indicated:

	March 31, 2015		December 31, 2014
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$677	26	$687	27
$10 million to $20 million	1,634	118	1,520	109
$5 million to $10 million	1,565	222	1,589	226
$1 million to $5 million	2,714	1,251	2,733	1,263
Less than $1 million(2)	1,697	6,670	1,675	6,826
Total commercial real estate loans	$8,287	8,287	$8,204	8,451
Commercial business loans by size:(1)
Greater than or equal to $20 million	$239	10	$325	13
$10 million to $20 million	1,221	86	1,114	80
$5 million to $10 million	1,120	160	1,181	167
$1 million to $5 million	1,694	760	1,626	729
Less than $1 million(2)	1,517	33,670	1,529	32,865
Total commercial business loans	$5,791	34,686	$5,775	33,854

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At both March 31, 2015 and December 31, 2014, non-owner occupied commercial real estate represented 66% of the total commercial real estate balance. Loans for construction, acquisition and development increased $108 million from December 31, 2014 due to the funding of previously committed construction loans. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the dates indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
March 31, 2015:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$389	$120	$155	$225	$86	$975
Multifamily and apartments	1,087	96	154	212	47	1,597
Office and professional space	549	60	110	287	65	1,072
Retail	334	46	113	217	64	774
Warehouse and industrial	157	25	60	84	9	335
Other	370	46	88	152	26	682
Total non-owner occupied commercial real estate loans	2,887	393	681	1,177	297	5,435
Owner occupied commercial real estate loans	1,234	442	547	449	179	2,852
Total commercial real estate loans	$4,121	$835	$1,228	$1,626	$477	$8,287
December 31, 2014:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$322	$108	$117	$182	$137	$867
Multifamily and apartments	1,103	98	167	245	98	1,712
Office and professional space	501	87	103	277	101	1,069
Retail	314	45	113	203	113	787
Warehouse and industrial	158	23	42	105	13	342
Other	314	47	83	158	65	666
Total non-owner occupied commercial real estate loans	2,712	409	625	1,170	528	5,444
Owner occupied commercial real estate loans	1,191	392	460	417	301	2,760
Total commercial real estate loans	$3,903	$800	$1,085	$1,587	$828	$8,204

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at the dates indicated:

(in millions)	March 31, 2015	December 31, 2014
Manufacturing	$1,412	$1,434
Health Care and Social Assistance	1,279	1,242
Real Estate and Rental and Leasing	1,090	1,019
Wholesale Trade	619	587
Retail Trade	541	500
Public Administration	446	456
Construction	418	413
Educational Services	377	384
Other Services (except Public Administration)	341	373
Finance and Insurance	310	337
Professional, Scientific, and Technical Services	278	304
Transportation and Warehousing	259	252
Administrative and Support and Waste Management and Remediation Services	194	201
Other	1,079	1,032
Total	$8,643	$8,536
Energy Related Exposure
Included within our commercial portfolio are certain loans categorized as energy related, including both oil and gas related exposures as well as exposures to utilities and alternative energy. The table below provides the outstanding loan balance and unfunded commitments for energy related exposures at the dates indicated:

	March 31, 2015			December 31, 2014(1)
	Outstanding	Unused commitments	Total credit exposure	Outstanding	Unused commitments	Total credit exposure
	(in millions)
Oil and gas related	$313	$167	$480	$305	$191	$496
Utilities and alternative energy	98	121	219	114	109	223
Total	$411	$288	$699	$418	$301	$719

(1)	Prior period amounts have been revised to reflect additional oil and gas credits that were in our portfolio at December 31, 2014.
Risk Management of the Energy Related Portfolio
We do not have a dedicated energy lending business. Our exposures are managed in our regional commercial banking business units. Our energy exposures consists of only senior loans, no junior or second lien positions; additionally, we generally avoid making first lien loans to borrowers that employ significant leverage through the use of junior lien loans or large unsecured senior tranches of debt. During our first quarter of 2015 energy portfolio review, the credit quality in the energy related portfolio, based on most recent borrower financial statements and discussions with customers concerning the impact of market conditions on their individual businesses, remained essentially stable from the fourth quarter of 2014, with a few prospective risk rating downgrades noted. The fact that the decline in energy prices has mostly taken place over two quarters makes it difficult to see measurable changes to the financial condition of many energy related borrowers, which is a primary driver of individual loan risk grades; such risk grades, in turn, are a primary driver of the quantitative portion of the allowance for credit losses. Nevertheless, we recognize that some of our energy related credits likely have incurred losses, assuming current levels of oil and gas prices persist. Therefore, we made changes to certain qualitative adjustments that had the effect of increasing the allowance for credit losses by approximately $5 million as of December 31, 2014 and March 31, 2015. As of March 31, 2015, only one energy loan was in nonaccrual status in the amount of $10 million.
We believe that our exposure to the utilities and alternative energy sectors, while appropriate to include in the energy exposure, are likely to be unaffected in the near-term by the recent decline in oil and natural gas prices. This portfolio includes exposure to alternative power generation, transmission, control, and distribution such as hydro-electric and solar sources, and is generally not dependent on oil. However, a prolonged period of extremely low oil prices could ultimately undercut such cost-efficient alternative energy sources and result in lower demand.
With respect to our oil and gas related exposures, our oil and gas related outstandings of $313 million included both direct and indirect exposure to energy related obligors at March 31, 2015 of $164 million and $149 million, respectively. These combined outstandings represented a modest 1.4% of total loan outstanding balances at March 31, 2015. At December 31, 2014, our oil and gas related outstandings of $305 million included both direct and indirect exposure to energy related obligors of $161 million and $144 million, respectively. These combined outstandings represented a modest 1.3% of total loan outstanding balances at December 31, 2014. The energy-related exposure can be primarily classified into three subcategories: 1) upstream, 2) midstream, and 3) downstream.

The table below provides the outstanding loan balance and unfunded commitments for oil and gas related exposures at the dates indicated. Due to the fact that many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, and to a particular segment of energy related activity (e.g. upstream or downstream).

	Outstanding			Unused commitments
(in millions)	Direct	Indirect	Total	Direct	Indirect	Total
March 31, 2015
Upstream:
Drillers	$24	$—	$24	$1	$—	$1
Midstream:
Drilling field services	93	—	93	43	—	43
Other	48	—	48	19	—	19
Total midstream	140	—	140	62	—	62
Downstream:
Gas stations and convenience stores	—	65	65	—	20	20
Non-drilling support	—	29	29	—	21	21
Wholesale distribution	—	28	28	—	37	37
Other	—	27	27	—	26	26
Total downstream	—	149	149	—	104	104
Total	$164	$149	$313	$63	$104	$167

December 31, 2014(1)
Upstream:
Drillers	$25	$—	$25	$1	$—	$1
Midstream:
Drilling field services	89	—	89	49	—	49
Other	48	—	48	19	—	19
Total midstream	137	—	137	68	—	68
Downstream:
Gas stations and convenience stores	—	67	67	—	17	17
Non-drilling support	—	24	24	—	26	26
Wholesale distribution	—	30	30	—	51	51
Other	—	22	22	—	29	29
Total downstream	—	144	144	—	122	122
Total	$161	$144	$305	$69	$122	$191

(1)	Prior period amounts have been revised to reflect additional oil and gas credits that were in our portfolio at December 31, 2014.
The table above does not include $68 million and $67 million, respectively, in outstanding loan balances and $26 million and $27 million, respectively, of unused commitments related to commercial real estate loans in which the direct counterparty to the loan is not involved in upstream or midstream activities, but such properties have a large tenant exposure to companies directly involved in such activities at March 31, 2015 and December 31, 2014, respectively.
Upstream exposure
Our exposures to the upstream sector include exposures related to the extraction and production of oil and natural gas, such as drilling and the operations of wells. Direct exposures to the upstream category are low with

$24 million and $25 million in outstanding loan balances made directly to counterparties involved in the drilling and operations of wells at March 31, 2015 and December 31, 2014, respectively.
Midstream exposure
Our exposures to the midstream sector include exposures to companies involved in the transportation and processing of oil and natural gas, which includes companies that provide services or supplies to drilling field operations. Direct exposure of $140 million and $137 million in outstanding loan balances at March 31, 2015 and December 31, 2014, respectively, relate to loans made directly to counterparties whose operations are involved in the processing of crude oil and natural gas, including companies who provide supplies to drilling field operations. The majority of this exposure is in our Western Pennsylvania region supporting the Marcellus Shale natural gas market.
Downstream exposure
Our exposures to the downstream sector include exposures to companies involved in the refining process and distribution of refined products, such as gas stations and convenience stores, which we consider to be indirect based upon the nature of their involvement in the oil and gas industry. Indirect exposure of $149 million and $144 million at March 31, 2015 and December 31, 2014, respectively, in outstanding loan balances relate to loans made to counterparties whose operations are primarily involved in the wholesale and retail distribution of refined products, including companies that provide support and/supplies to such entities.
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
Of the $2.9 billion home equity portfolio at March 31, 2015 and December 31, 2014, approximately $1.2 billion and $1.1 billion were in a first lien position for each period, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2015 and December 31, 2014.
The table below summarizes the principal balances of our home equity lines of credit by portfolio at the dates indicated:

	March 31, 2015			December 31, 2014
(in millions)	Interest only	Principal and interest	Total	Interest only	Principal and interest	Total
Originated	$355	$1,416	$1,771	$344	$1,381	$1,725
Acquired	276	683	960	142	840	983
Total home equity lines of credit	$631	$2,099	2,731	$486	$2,222	2,708
Home equity loans			213			228
Total home equity portfolio			$2,944			$2,936
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

The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at March 31, 2015:

(in millions)	2016	2017 - 2018	Thereafter	Total
In draw - interest only	$123	$319	$189	$631
In draw - principal and interest	83	206	1,701	1,990
Total	$206	$525	$1,890	$2,621
Delinquency statistics for the HELOC portfolio are as follows at the dates indicated:

	March 31, 2015			December 31, 2014
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,621	$37	1.4%	$2,554	$36	1.4%
Amortizing payment	110	9	8.0	154	8	5.3
Credit Risk
Allowance for Loan Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
A detailed description of our methodology for calculating our allowance for loan losses is included under the heading “Critical Accounting Policies and Estimates” in Item 7 of our 2014 Annual Report on Form 10-K.
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
The following table details our allocation of our allowance for loan losses by loan category at the dates indicated or for the related quarters:

	March 31, 2015		December 31, 2014
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$71	35.8%	$66	35.6%
Business	118	25.1	122	25.1
Total commercial	189	60.9	189	60.7
Consumer:
Residential real estate	4	14.4	4	14.6
Home equity	9	12.7	11	12.7
Indirect auto	14	9.5	14	9.4
Credit cards	11	1.3	12	1.4
Other consumer	4	1.2	5	1.2
Total consumer	42	39.1	45	39.3
Total	$231	100.0%	$234	100.0%
Allowance for loan losses to total loans	1.00%		1.02%
Provision to average total loans	0.25%		0.42%
Allowance for loan losses to originated loans	1.15%		1.18%
Provision to average originated loans	0.23%		0.47%
The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	8	—	—	(2)	2	2	1	11
Charge-offs	(4)	(7)	—	(1)	(2)	(3)	(2)	(19)
Recoveries	—	2	—	—	1	1	—	4
Balance at end of period	$69	$117	$2	$6	$14	$11	$4	$224
Three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	12	—	—	1	3	2	2	20
Charge-offs	(1)	(10)	—	(1)	(2)	(3)	(2)	(20)
Recoveries	3	1	—	—	—	—	—	4
Balance at end of period	$61	$112	$2	$8	$11	$12	$6	$210

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	1	—	—	3
Charge-offs	(2)	—	—	(1)	—	—	(3)
Balance at end of period	$2	$1	$2	$3	$—	$—	$7
Three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	—	2	—	—	3
Charge-offs	(1)	—	—	(2)	—	—	(3)
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
As of March 31, 2015 and December 31, 2014, we had a liability for unfunded commitments of $15 million and $16 million, respectively. For the three months ended March 31, 2015 and March 31, 2014, we released a provision for credit loss related to our unfunded loan commitments of $1.4 million and recognized a provision for credit loss of $0.4 million, respectively. Our total unfunded commitments amounted to $11.2 billion at March 31, 2015.
Our net charge-offs of $17 million for the three months ended March 31, 2015 were $1 million lower than our net charge-offs of $19 million for the three months ended March 31, 2014 and moderated from elevated fourth quarter of 2014 levels. The period over period decrease was driven primarily by a $5 million decrease in charge-offs related to our commercial business portfolio, primarily due to one large charge-off that was recognized in the prior period, as well as a $3 million decrease in charge offs related to consumer loans. This was offset by charge-offs related to the commercial real estate portfolio, which had a recovery of $1 million for the three months ended March 31, 2014. Total net charge-offs for the first quarter of 2015 represented 0.30% of average total loans compared with 0.40% of average total loans in the fourth quarter of 2014. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.31% for the first quarter of 2015 compared to 0.44% for the fourth quarter of 2014.

The following table details our total net charge-offs by loan category for the periods indicated:

	Three months ended March 31,
	2015		2014
(dollars in millions)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$6	0.29%	$(1)	(0.05)%
Business	4	0.29	9	0.68
Total commercial	10	0.28	8	0.25
Consumer:
Residential real estate	—	0.03	—	0.02
Home equity	2	0.21	3	0.44
Indirect auto	1	0.22	2	0.52
Credit cards	2	3.16	3	3.88
Other consumer	2	2.63	2	2.74
Total consumer	7	0.33	10	0.50
Total	$17	0.30%	$19	0.34%
Our nonperforming loans increased to $228 million from $204 million at December 31, 2014 and $173 million at March 31, 2014. New nonperforming loans during the first quarter of 2015 were $47 million, compared to $35 million in the prior quarter. During the quarter ended March 31, 2015, $7 million of nonperforming loans returned to accruing status, and there were $7 million in paydowns and transfers to real estate owned. Nonperforming loans comprised 0.99% of total loans at March 31, 2015 compared to 0.88% at December 31, 2014. Excluding our acquired loans, our nonperforming loans were 1.01% of originated loans at March 31, 2015 compared to 0.90% of originated loans at December 31, 2014. The increase was primarily driven by the addition of three commercial credits to nonperforming status and lower resolutions. These three commercial credits are not concentrated geographically or by industry, and are not related to the energy sector. Two of these loans were originated in 2011 and one was originated in 2013. The loss content related to the increased nonperforming loans is expected to be low because they are well secured.
While nonperforming loans increased modestly from the prior quarter, our total criticized loans decreased 5% during the three months ended March 31, 2015 from December 31, 2014. Additionally, compared to a year ago, both criticized and classified loans as a percentage of originated loans decreased significantly.

Nonperforming assets to total assets were 0.63%, up five basis points from the prior quarter, reflecting the increase in nonperforming loans. The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	March 31,	December 31,
(dollars in millions)	2015(1)	2014(1)
Nonperforming loans:
Commercial:
Real estate	$66	$53
Business	61	53
Total commercial	127	106
Consumer:
Residential real estate	33	34
Home equity	49	47
Indirect auto	13	13
Other consumer	5	5
Total consumer	101	98
Total nonperforming loans	228	204
Real estate owned	19	21
Total nonperforming assets (2)	$247	$224
Loans 90 days past due and still accruing interest (3)	$87	$94
Total nonperforming assets as a percentage of total assets	0.63%	0.58%
Total nonaccruing loans as a percentage of total loans	0.99%	0.88%
Total nonaccruing originated loans as a percentage of total originated loans	1.01%	0.90%
Allowance for loan losses to nonaccruing loans	101.5%	115.0%

(1)	Includes $30 million of nonperforming acquired lines of credit, primarily in home equity, at March 31, 2015 and December 31, 2014.

(2)
Nonperforming assets do not include $64 million and $67 million of performing renegotiated loans that are accruing interest at March 31, 2015 and December 31, 2014, respectively. Additionally, nonperforming assets do not include $5 million related to a nonperforming loan classified as held for sale as of March 31, 2015, which was sold and for which we received the proceeds on April 2, 2015.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $64 million at March 31, 2015 in our originated loan portfolio increased from $60 million at December 31, 2014. Our acquired loans that were 30 to 89 days past due increased $1 million from $30 million as of December 31, 2014 to $31 million as of March 31, 2015.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Originated loans
Commercial:
Real estate	0.1%	0.1%	0.1%	—%	0.5%	0.4%	0.6%	0.6%
Business	0.4	0.1	—	0.1	0.3	0.3	0.7	0.5
Total commercial	0.2	0.1	0.1	0.1	0.4	0.4	0.6	0.5
Consumer:
Residential real estate	0.2	0.2	—	0.1	0.9	1.0	1.2	1.3
Home equity	0.1	0.2	0.1	0.1	0.8	0.8	1.0	1.0
Indirect auto	0.6	0.8	0.1	0.2	0.2	0.2	1.0	1.3
Credit cards	0.5	0.6	0.3	0.5	0.8	0.7	1.6	1.8
Other consumer	0.8	1.2	0.4	0.4	1.1	1.0	2.2	2.5
Total consumer	0.4	0.4	0.1	0.1	0.7	0.7	1.1	1.3
Total	0.3%	0.2%	0.1%	0.1%	0.5%	0.5%	0.8%	0.8%
Acquired loans
Commercial:
Real estate	0.4%	0.3%	0.2%	0.2%	2.4%	2.5%	2.9%	3.0%
Business	0.3	0.1	0.2	—	1.9	1.9	2.3	2.1
Total commercial	0.3	0.2	0.2	0.2	2.3	2.3	2.8	2.8
Consumer:
Residential real estate	0.9	0.9	0.4	0.4	4.3	4.4	5.7	5.7
Home equity	0.5	0.6	0.3	0.2	1.9	1.9	2.7	2.7
Total consumer	0.7	0.7	0.3	0.3	3.2	3.3	4.3	4.3
Total	0.6%	0.6%	0.3%	0.3%	2.8%	2.9%	3.7%	3.7%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	March 31, 2015	December 31, 2014
Originated loans:
Pass	94.7%	94.2%
Criticized:(1)
Accrual	4.4	5.0
Nonaccrual	0.9	0.8
Total criticized	5.3	5.8
Total	100.0%	100.0%
Acquired loans:
Pass	88.8%	89.1%
Criticized:(1)
Accrual	10.7	10.4
Nonaccrual	0.5	0.5
Total criticized	11.2	10.9
Total	100.0%	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2014.

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

	Percent of total
	March 31, 2015	December 31, 2014
Originated loans by refreshed FICO score:
Over 700	78.9%	78.9%
660-700	11.1	11.2
620-660	5.0	5.0
580-620	2.3	2.2
Less than 580	2.5	2.2
No score(1)	0.2	0.5
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	72.5%	73.4%
660-700	8.4	7.7
620-660	4.8	4.8
580-620	4.0	3.8
Less than 580	4.2	3.9
No score(1)	6.1	6.4
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $92 million and $93 million as of March 31, 2015 and December 31, 2014, respectively. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.

The following table provides information about our acquired loan portfolio by acquisition at the dates indicated or for the related quarters:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
March 31, 2015
Provision for loan losses	$—	$—	$1	$2	$3
Net charge-offs	—	—	—	2	2
Net charge-offs to average loans	—%	—%	0.25%	3.65%	0.25%
Nonperforming loans	$9	$11	$9	$2	$30
Total loans (1)	778	1,961	745	197	3,681
Allowance for acquired loan losses	1	—	5	1	7
Credit related discount (2)	18	55	17	2	92
Credit related discount as percentage of loans	2.31%	2.79%	2.34%	0.82%	2.49%
Criticized loans (3)	$31	$127	$54	$19	$230
Classified loans (4)	25	65	46	12	148
Greater than 90 days past due and accruing (5)	11	41	25	7	84
December 31, 2014
Provision for loan losses	$—	$—	$2	$1	$3
Net charge-offs	—	—	2	—	2
Net charge-offs to average loans	—%	—%	0.79%	0.09%	0.17%
Nonperforming loans	$8	$11	$10	$2	$30
Total loans (1)	800	2,043	782	210	3,835
Allowance for acquired loan losses	1	—	4	1	6
Credit related discount (2)	18	55	18	2	93
Credit related discount as percentage of loans	2.29%	2.71%	2.27%	0.84%	2.43%
Criticized loans (3)	$30	$129	$55	$22	$237
Classified loans (4)	24	69	50	15	158
Greater than 90 days past due and accruing(5)	10	46	27	8	91

(1)	Carrying value of acquired loans plus the principal not expected to be collected.

(2)	Principal on acquired loans not expected to be collected.

(3)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2014.

(4)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2014.

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

The following table provides information about our originated loan portfolio at the dates indicated or for the related quarters:

(dollars in millions)	March 31, 2015	December 31, 2014
Provision for loan losses	$11	$31
Net charge-offs	15	21
Net charge-offs to average loans	0.31%	0.44%
Nonperforming loans(3)	$198	$174
Nonperforming loans to total loans	1.01%	0.90%
Total loans	$19,529	$19,296
Allowance for originated loan losses	224	228
Allowance for originated loan losses to total originated loans	1.15%	1.18%
Criticized loans	$760	$804
Classified loans(1)	468	451
Greater than 90 days past due and accruing (2)	3	2

(1)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2014.

(2)	Includes credit card loans and loans that have matured and are in the process of collection.

(3)	Nonperforming loans do not include $5 million related to a nonperforming loan classified as held for sale as of March 31, 2015, which was sold and for which we received the proceeds on April 2, 2015.

Our total allowance for loan losses related to both our originated and acquired loans decreased $3 million from $234 million December 31, 2014 to $231 million at March 31, 2015 as our total net charge-offs of $17 million exceeded our total provision for loan losses of $14 million. The ratio of our total allowance for loan losses to total loans of 1.00% at March 31, 2015 compared to 1.02% as of December 31, 2014. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.15% at March 31, 2015 and a decline of three basis points from 1.18% at December 31, 2014. This decline is primarily related to the first quarter charge-off of the commercial credit that the company exited in March, but recorded the provision in the fourth quarter of 2014.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) decreased to $119 million at March 31, 2015 from $120 million at December 31, 2014 and $102 million at March 31, 2014. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $64 million and $67 million at March 31, 2015 and December 31, 2014, respectively.
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
Our portfolio of mortgages serviced for others amounted to $3.9 billion and $3.8 billion at March 31, 2015 and December 31, 2014, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $6 million at March 31, 2015 and December 31, 2014.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	March 31, 2015	December 31, 2014
30 to 59 days past due	0.20%	0.20%
60 to 89 days past due	0.07	0.11
Greater than 90 days past due	0.72	0.69
Total past due loans	0.99%	1.00%
Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	March 31, 2015		December 31, 2014
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$7,079	57.9%	$6,741	56.7%
Commercial mortgage-backed securities	1,397	11.4	1,500	12.6
Collateralized loan obligations	1,146	9.4	1,016	8.6
Corporate debt	833	6.8	823	6.9
Asset-backed securities	504	4.1	599	5.1
Other residential mortgage-backed securities	422	3.5	448	3.8
States and political subdivisions	435	3.6	453	3.8
U.S. government agencies and sponsored enterprises	320	2.6	251	2.1
Other	22	0.2	22	0.2
U.S. Treasury	55	0.5	25	0.2
Total investment securities	$12,214	100.0%	$11,879	100.0%

Our holdings in residential mortgage-backed securities were 61% of our total investment securities portfolio at March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, all of our residential mortgage-backed securities in our available for sale portfolio were issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At March 31, 2015 and December 31, 2014, 12% and 14%, respectively, of our investment securities were variable rate.
The net unamortized purchase premiums on our CMO portfolio amounted to $78 million, or 1.1% of the portfolio, at March 31, 2015 and $78 million, or 1.2% of the portfolio, at December 31, 2014. The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $8 million, or 2.1% of the portfolio, at March 31, 2015, from $9 million, or 2.1% of the portfolio, at December 31, 2014.
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
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
March 31, 2015
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$6,989	$7,079	$7,079	$—	$—	$—	$—
Residential mortgage-backed securities	412	422	422	—	—	—	—
Debt securities	370	375	365	11	—	—	—
Total	7,771	7,876	7,866	11	—	—	—
Commercial mortgage-backed securities	1,351	1,397	821	418	159	—	—
Collateralized loan obligations	1,129	1,146	803	322	22	—	—
Asset-backed securities	494	504	407	97	—	—	—
Corporate debt	822	833	—	102	210	521	1
States and political subdivisions	426	435	250	162	2	—	21
Other	22	22	—	—	—	—	22
Total investment securities	$12,015	$12,214	$10,146	$1,111	$392	$521	$44
December 31, 2014
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$6,734	$6,741	$6,741	$—	$—	$—	$—
Residential mortgage-backed securities	438	448	448	—	—	—	—
Debt securities	272	277	266	11	—	—	—
Total	7,445	7,466	7,455	11	—	—	—
Commercial mortgage-backed securities	1,450	1,500	928	406	166	—	—
Collateralized loan obligations	1,001	1,016	721	273	21	—	—
Asset-backed securities	591	599	497	101	—	—	—
Corporate debt	820	823	—	102	193	526	1
States and political subdivisions	444	453	260	170	2	—	22
Other	22	22	—	—	—	—	22
Total investment securities	$11,772	$11,879	$9,862	$1,064	$382	$526	$45
The weighted average credit rating of our portfolio was AA at March 31, 2015 and December 31, 2014.

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
Our Corporate Debt portfolio includes $596 million of High Yield bonds at March 31, 2015. The High Yield bond portfolio is well diversified with an average hold size of $7 million and rating of Ba2/BB. Approximately 16% of the High Yield bond portfolio's amortized cost consisted of companies rated Investment Grade. Currently $109 million, or less than 1% of our total investment securities portfolio, consists of companies exposed to the energy sector. This subset of the portfolio with exposure to energy is very granular with an average security exposure of $6 million and largest exposure of $10 million. The portfolio is very liquid with regular trading activity.  As of March 31, 2015, the energy portfolio had a net unrealized loss of $2.1 million compared to a $4.0 million unrealized loss at December 31, 2014. The value of the energy has rebounded since March 31, 2015 and had a net unrealized loss of $0.2 million at April 30, 2015.  The High Yield bond portfolio is actively monitored and reviewed, including at the monthly Credit Portfolio Oversight Committee and additional high yield portfolio review meetings with senior management.
Our CMBS portfolio had an amortized cost of $1.4 billion at March 31, 2015. The net unamortized premiums on our CMBS portfolio amounted to $21 million, or 1.6% of the portfolio at March 31, 2015 and $28 million, or 2.0% of the portfolio at December 31, 2014. Gross unrealized losses on our CMBS portfolio were less than $100 thousand at March 31, 2015 and amounted to $0.2 million at December 31, 2014. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 89% of this portfolio was rated A or higher at March 31, 2015. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.

The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	March 31, 2015		December 31, 2014
Credit enhancement(1)	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$979	72%	$1,075	74%
25 - 30%	234	18	223	16
20 - 25%	118	9	118	8
18 - 20%	19	1	33	2
Total	$1,351	100%	$1,450	100%

(1)
Credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinated to the bonds we own plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.1 billion at March 31, 2015. Gross unrealized losses on our CLO portfolio amounted to $1 million and $3 million at March 31, 2015 and December 31, 2014, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 3.1% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Over half of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As shown in the table above, of the underlying investment ratings of our portfolio, 98% of our CLO portfolio was rated A or higher at March 31, 2015 and significant credit enhancements for our securities provide us protection from default.
The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated:

	March 31, 2015		December 31, 2014
Credit Enhancement(1)	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$67	6%	$73	7%
35 - 40%	251	22	224	23
30 - 35%	45	4	83	8
25 - 30%	278	25	223	22
20 - 25%	187	16	133	13
15 - 20%	281	25	240	24
10 - 15%	21	2	25	3
0 - 10%	—	—	—	—
Total	$1,129	100%	$1,001	100%

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

Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $4.9 billion outstanding at March 31, 2015.
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
We have included the Company's credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of March 31, 2015:

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
We have total collateralized wholesale borrowings of $4.9 billion at March 31, 2015. In addition to this amount, we have additional collateralized wholesale borrowing capacity of $5.7 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $1.0 billion was available at the Federal Reserve's discount window.
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
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $11.2 billion and $11.0 billion at March 31, 2015 and December 31, 2014, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit amounted to $3.9 billion and $3.8 billion at March 31, 2015 and December 31, 2014, respectively, and our unused home equity and other consumer lines of credit increased to $5.6 billion at March 31, 2015 from $5.3 billion at December 31, 2014. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $231 million and $266 million at March 31, 2015 and December 31, 2014, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages were $190 million and $137 million at March 31, 2015 and December 31, 2014, respectively.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a $100 million line of credit facility with a bank, and the issuance of debt and equity securities. Our line of credit facility with a bank has never been drawn and is not a significant component of our CFP. The primary uses of the Company's liquidity are dividends to common and preferred stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $383 million at March 31, 2015. As of March 31, 2015, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to common and preferred stockholders without reliance on dividends from the Bank.
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
While the size of our goodwill charge does not adversely impact our capital ratios, it does impact our regulatory dividend capacity formula. Simply stated, even though the non-cash goodwill charge does not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company and obtain a non-objection from the Federal Reserve to pay the Company dividend to our common and preferred stockholders in the future. We have received regulatory approval from the OCC to pay a second quarter 2015 capital distribution to the Company and non-objection from the Federal Reserve to pay common and preferred dividends in the second quarter of 2015, subject to customary approval from our Board of Directors.
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
The Bank made a $45 million capital distribution to the Company during the three months ended March 31, 2015. Additionally, the Bank paid dividends of $40 million to the Company during the three months ended March 31, 2014.
Deposits
The following table illustrates the composition of our deposits at the dates indicated:

	March 31, 2015		December 31, 2014		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,488	12.3%	$3,452	12.4%	$37
Interest-bearing checking	5,158	18.3	5,084	18.3	74
Money market deposits	10,368	36.7	9,962	35.8	406
Noninterest-bearing	5,500	19.5	5,407	19.5	93
Total core deposits	24,516	86.8	23,906	86.0	610
Certificates	3,734	13.2	3,876	14.0	(141)
Total deposits	$28,250	100.0%	$27,781	100.0%	$469

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(In millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
March 31, 2015
Core deposits:
Savings	$2,240	$179	$228	$842	$3,488
Interest-bearing checking	3,256	669	578	655	5,158
Money market deposits	6,770	1,234	910	1,455	10,368
Noninterest-bearing	3,340	767	636	757	5,500
Total core deposits	15,606	2,849	2,352	3,709	24,516
Certificates	2,327	444	293	669	3,734
Total deposits	$17,933	$3,293	$2,646	$4,378	$28,250
December 31, 2014
Core deposits:
Savings	$2,223	$170	$218	$842	$3,452
Interest-bearing checking	3,083	674	672	656	5,084
Money market deposits	6,455	1,205	895	1,407	9,962
Noninterest-bearing	3,219	830	636	722	5,407
Total core deposits	14,980	2,878	2,421	3,627	23,906
Certificates	2,421	450	300	705	3,876
Total deposits	$17,401	$3,329	$2,720	$4,331	$27,781

(1)
Includes brokered money market deposits of $387 million and $412 million at March 31, 2015 and December 31, 2014, respectively, and brokered certificates of deposit of $1.1 billion and $1.2 billion at March 31, 2015 and December 31, 2014, respectively.

Our total deposits increased $469 million, or 7% annualized, from December 31, 2014 to $28.2 billion at March 31, 2015. Our strategic focus remains on efforts to grow our customer base, re-position our account mix and introduce new products and services that further enhance our value proposition to customers. Recent investments in online account opening, mobile banking, and remote deposit capture have further enhanced customers’ ability to transact in the delivery channel of their choice while at the same time lowering our cost to acquire and serve such customers. Current and anticipated investments as part of our Strategic Investment Plan in new digital features and functionalities will further enhance customers’ ability to do business with us across all delivery channels.
Transactional deposits, which include interest-bearing and noninterest bearing checking balances, increased $167 million, or 6% annualized, from December 31, 2014. Transactional deposits currently represent 38% of our deposit base, up from 36% a year ago. Interest-bearing checking and money market balances increased from December 31, 2014 driven by promotional deposit campaigns and strength in municipal deposits. Noninterest-bearing checking balances increased $93 million from December 31, 2014, driven by increased consumer deposit generation. Consumer interest-bearing checking and noninterest bearing checking account balances increased an annualized 6% from December 31, 2014 driven by higher balances held by customers as well as strong customer response to our Simple Checking product launched in August 2014.
As of March 31, 2015, brokered certificates of deposit decreased $73 million to $1.1 billion from December 31, 2014 and increased $129 million from March 31, 2014. The terms on these brokered certificates of deposit are between six months and 24 months with interest rates ranging between 0.30% and 0.90%.
The average cost of interest-bearing deposits for the three months ended March 31, 2015 of 0.28% increased three basis points from the three months ended December 31, 2014 and increased four basis points from the quarter ended March 31, 2014, reflecting the impact of promotional pricing campaigns to gather money market deposit balances as well as purchase accounting mark to market adjustments on maturing acquired certificates of deposit.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at March 31, 2015 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. At March 31, 2015 and December 31, 2014, 52% and 51%, respectively, of loans were variable rate and expected to reprice within a year unencumbered by floors. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$5,187	$1,869	$144	$7,201
Construction	1,065	12	10	1,087
Business	4,669	942	180	5,791
Total commercial	10,921	2,823	334	14,078
Consumer:
Residential real estate	970	1,570	790	3,330
Home equity	2,384	379	180	2,944
Indirect auto	837	1,340	24	2,201
Credit cards	301	—	—	301
Other consumer	155	74	35	264
Total consumer	4,647	3,364	1,029	9,040
Total loans and leases	$15,568	$6,187	$1,363	$23,118
For the loans reported in the preceding table, the following sets forth at March 31, 2015, the dollar amount of all of our fixed-rate and adjustable-rate loans due after March 31, 2016:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$768	$1,245	$2,014
Construction	22	—	22
Business	1,045	77	1,122
Total commercial	1,835	1,322	3,157
Consumer:
Residential real estate	1,379	982	2,361
Home equity	552	8	560
Indirect auto	1,364	—	1,364
Other consumer	109	—	109
Total consumer	3,403	990	4,393
Total loans and leases	$5,238	$2,312	$7,550

The following table sets forth at March 31, 2015, the dollar amount of all of our fixed-rate loans due after March 31, 2016 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$585	$235	$120	$594	$25	$1,559
2 to 3 years	467	206	102	413	21	1,210
3 to 5 years	495	317	150	333	27	1,323
Total 1 to 5 years	1,548	757	372	1,340	74	4,091
5 to 10 years	255	391	156	24	22	847
More than 10 years	32	231	24	—	13	300
Total	$1,835	$1,379	$552	$1,364	$109	$5,238
The following table sets forth at March 31, 2015, the dollar amount of all of our adjustable-rate loans due after March 31, 2016 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$429	$337	$8	$774
2 to 3 years	369	227	—	596
3 to 5 years	477	249	—	726
Total 1 to 5 years	1,275	813	8	2,096
5 to 10 years	47	168	—	214
More than 10 years	—	1	—	1
Total	$1,322	$982	$8	$2,312
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

	Calculated increase (decrease)
	March 31, 2015		December 31, 2014
Changes in interest rates(1)	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points (gradual)	$51	4.7%	$53	4.9%
+ 100 basis points (gradual)	26	2.4	28	2.6
- 50 basis points (gradual)	(17)	(1.6)	(15)	(1.4)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)	Under a shock scenario where interest rates increase 200 basis points immediately, net interest income is estimated to increase by approximately 10.0% at March 31, 2015.
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

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile the dates indicated:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	March 31, 2015	December 31, 2014
- 100 basis points	(5.0)%	(3.6)%
+ 100 basis points	(2.1)	(2.2)
+ 200 basis points (1)	(7.1)	(7.1)
+ 300 basis points (2)	(13.1)	(13.0)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
Our EVE measures are consistent quarter over quarter as growth in variable rate commercial loans was offset by growth in money market deposits that are considered short-term with respect to price reactivity.
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
We manage Operational Risk through our ERM framework and internal control processes. Within this framework, our business lines have direct and primary responsibility and accountability for accessing, identifying, controlling, and monitoring operational risks embedded in their business activities. Risk assessment and the regular monitoring of significant operating risks is performed by business units with oversight from Risk Management. Risk Management provides oversight and establishes internal policies and reviews procedures to assist business unit’s assessment, monitoring and mitigation of operational risks. In addition, we are continuing to invest in risk management systems and technology to support our businesses. The Operational Risk Committee, a senior management committee, provides oversight to the operational risk management process. The most significant operational risks we face are reported and reviewed by the ERMC and the Board Risk Committee. In addition, Risk Management is responsible for establishing compliance and operational risk program standards and policies, and provides effective challenge to management's self-assessments in their execution against program standards and policies.
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
As of March 31, 2015, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
In July 2013, the Federal Reserve and OCC published final rules establishing a new comprehensive framework for U.S. banking organizations (the "New Capital Rules"). Effective January 1, 2015, we became subject to the Standardized approach under the New Capital Rules which implemented the Basel Committee's December 2010 capital framework known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Prior to January 1, 2015, the Company and the Bank were subject to the capital requirements of Basel I. Compared to Basel I, Basel III narrows the definition of regulatory capital and increases the capital requirements and revisions to Tier 1 common (referred to as Common Equity Tier 1 under Basel III), Tier 1 capital and Tier 2 capital are subject to phase-in from 2015 to 2019 and during that period, such capital amounts represent Basel III Transitional capital. In addition, Basel III establishes the Standardized approach for calculating risk weighted assets, replacing the risk weighting asset calculation framework under Basel I.
Our tier 1 risk-based capital ratio on a consolidated basis was 10.02% and 9.81% at March 31, 2015 and December 31, 2014, respectively. Our common equity tier 1 capital ratio under Basel III was 8.48% at March 31, 2015 and our tier 1 common ratio under Basel I was 8.20% at December 31, 2014. The change in regulatory capital ratios from the fourth quarter of 2014 to the first quarter of 2015 reflected a positive impact related to the implementation of Basel III for both the Company and the Bank. The positive impact resulted from the benefits of reduction in disallowed intangibles and deferred tax assets as well as overall risk-weighted assets slightly decreasing.

Due to the $1.1 billion goodwill impairment charge we recorded in the third quarter of 2014, we are required to obtain regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company and consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders. Based on current estimates, we expect to seek approval from the OCC to make capital distributions until the first quarter of 2017 and consult with the Federal Reserve regarding quarterly dividend payments to common and preferred shareholders until the fourth quarter of 2015 based on their calculation formula.
While we cannot be assured that the OCC will approve and the Fed will not object to our quarterly dividend requests going forward, based on conversations with the regulators and barring any unforeseen future developments that would materially impact our profitability, we believe that we can maintain our holding company common and preferred dividend payments at their current levels.
During the first three months of 2015, our stockholders’ equity increased $32 million driven primarily by our net income of $51 million and $14 million in unrealized gains on investment securities available for sale, partially offset by $28 million, or $0.08 per share, in common stock dividends and $8 million in preferred stock dividends.
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

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. are as follows at the dates indicated. Basel III Transitional rules became effective for us on January 1, 2015. Ratios and amounts presented as of December 31, 2014 are calculated under Basel I rules. As of March 31, 2015, the ratios presented are calculated under the Basel III Standardized Transitional Approach. Common equity tier 1 capital under Basel III replaced Tier 1 common capital under Basel I.

	Actual			Minimum amount to be
(dollars in millions)	Amount	Ratio		well-capitalized
First Niagara Financial Group, Inc.:
March 31, 2015:
Leverage ratio	$2,820	7.56%		$1,865	5.00%
Tier 1 risk-based capital	2,820	10.02		2,252	8.00
Total risk-based capital	3,365	11.95		2,815	10.00
Common equity tier 1 capital	2,386	8.48	1,266,264,976	1,829	6.50
December 31, 2014:
Leverage ratio	$2,764	7.50%		1,843	5.00%
Tier 1 risk-based capital	2,764	9.81		1,691	6.00
Total risk-based capital	3,313	11.75		2,819	10.00
Tier 1 common capital	2,312	8.20		N/A	N/A
First Niagara Bank, N.A.:
March 31, 2015:
Leverage ratio	$2,989	8.03%		$1,861	5.00%
Tier 1 risk-based capital	2,989	10.65		2,245	8.00
Total risk-based capital	3,235	11.53		2,806	10.00
Common equity tier 1 capital	2,989	10.65		1,824	6.50
December 31, 2014:
Leverage ratio	$2,949	8.01%		$1,841	5.00%
Tier 1 risk-based capital	2,949	10.48		1,688	6.00
Total risk-based capital	3,199	11.37		2,814	10.00
Accounting Standards in 2015
In January 2014, the Financial Accounting Standards Board ("FASB") issued guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The low-income housing tax credit program is designed to encourage private capital investment in the construction and rehabilitation of low-income housing.  The guidance became effective for us on January 1, 2015 with early adoption permitted.  We did not early adopt this guidance and it did not have a significant impact on our current or prior year financial statements.
In January 2014, the FASB issued guidance on when a creditor should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized.  The objective of the guidance is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The guidance became effective for us on January 1, 2015 with early adoption permitted.  We did not early adopt this guidance and it did not have a significant impact on our financial statements.
In April 2014, the FASB issued guidance that will change the requirements for reporting discontinued operations.  The new guidance will require that a disposal of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance became effective for us on January 1, 2015 and it did not have a significant impact on our financial statements.

In August 2014, the FASB issued guidance that requires a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal plus interest) expected to be recovered from the guarantor. The guidance became effective for us on January 1, 2015, and did not have a significant impact on our financial statements.
Impact of New Accounting Standards
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
In April 2015, the FASB issued guidance that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance becomes effective for us on January 1, 2016, and we do not expect this to have a significant impact on our financial statements.

In April 2015, the FASB issued guidance that a cloud computing arrangement that includes a software license should be accounted for consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license then the arrangement should be accounted for as a service contract.  The guidance becomes effective for us on January 1, 2016, and we do not expect this to have a significant impact on our financial statements.
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

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in millions, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$388	$420
Investment securities:
Available for sale, at fair value (amortized cost of $5,801 and $5,830 in 2015 and 2014; includes pledged securities that can be sold or repledged of $123 and $39 in 2015 and 2014)	5,911	5,915
Held to maturity, at amortized cost (fair value of $6,302 and $5,964 in 2015 and 2014; includes pledged securities that can be sold or repledged of $442 and $128 in 2015 and 2014)	6,215	5,942
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	375	412
Loans held for sale	49	40
Loans and leases (net of allowance for loan losses of $231 and $234 in 2015 and 2014)	22,887	22,803
Bank owned life insurance	428	426
Premises and equipment, net	406	407
Goodwill	1,350	1,350
Core deposit and other intangibles, net	61	67
Other assets	838	769
Total assets	$38,907	$38,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$28,250	$27,781
Short-term borrowings	4,739	5,472
Long-term borrowings	1,234	734
Other	560	471
Total liabilities	34,782	34,458
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2015 and 2014	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2015 and 2014	4	4
Additional paid-in capital	4,233	4,235
Accumulated deficit	(314)	(330)
Accumulated other comprehensive income	23	9
Treasury stock, at cost, 12,285,192 and 12,613,836 shares in 2015 and 2014	(158)	(162)
Total stockholders’ equity	4,125	4,093
Total liabilities and stockholders’ equity	$38,907	$38,551
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2015	2014
Interest income:
Loans and leases	$210	$210
Investment securities and other	86	90
Total interest income	297	300
Interest expense:
Deposits	15	12
Borrowings	18	17
Total interest expense	34	29
Net interest income	263	271
Provision for credit losses	13	24
Net interest income after provision for credit losses	250	247
Noninterest income:
Deposit service charges	20	23
Insurance commissions	16	16
Merchant and card fees	12	12
Wealth management services	15	16
Mortgage banking	5	3
Capital markets income	4	4
Lending and leasing	4	5
Bank owned life insurance	4	5
Other income	3	(7)
Total noninterest income	82	77
Noninterest expense:
Salaries and employee benefits	112	118
Occupancy and equipment	27	28
Technology and communications	35	30
Marketing and advertising	10	7
Professional services	13	12
Amortization of intangibles	6	8
Federal deposit insurance premiums	11	9
Restructuring charges	18	10
Other expense	29	27
Total noninterest expense	261	249
Income before income taxes	71	75
Income tax	20	15
Net income	51	60
Preferred stock dividend	8	8
Net income available to common stockholders	$44	$53
Earnings per share:
Basic	$0.12	$0.15
Diluted	$0.12	$0.15
Weighted average common shares outstanding:
Basic	351	350
Diluted	353	351
Dividends per common share	$0.08	$0.08
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2015	2014
Net income	$51	$60
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the year	16	9
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Less: amortization of net unrealized holding gains to income during the year	(2)	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges arising during the year	(1)	—
Amortization of net loss related to pension and post-retirement plans	1	—
Total other comprehensive income	15	7
Total comprehensive income	$66	$67
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2015	$338	$4	$4,235	$(330)	$9	$—	$(162)	$4,093
Net income	—	—	—	51	—	—	—	51
Total other comprehensive income, net	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	2	—	—	—	—	2
Restricted stock activity (328,644 shares)	—	—	(4)	—	—	—	4	—
Preferred stock dividends	—	—	—	(8)	—	—	—	(8)
Common stock dividends of $.08 per share	—	—	—	(28)	—	—	—	(28)
Balances at March 31, 2015	$338	$4	$4,233	$(314)	$23	$—	$(158)	$4,125
Balances at January 1, 2014	$338	$4	$4,235	$536	$62	$(17)	$(165)	$4,993
Net Income	—	—	—	60	—	—	—	60
Total other comprehensive income, net	—	—	—	—	7	—	—	7
ESOP shares committed to be released (44,485 shares)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2	—	—	—	—	2
Restricted stock activity (186,151 shares)	—	—	(2)	(1)	—	—	3	—
Preferred stock dividends				(8)				(8)
Common stock dividends of $.08 per share	—	—	—	(28)	—	—	—	(28)
Balances at March 31, 2014	$338	$4	$4,235	$560	$69	$(16)	$(162)	$5,027
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$51	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	7	11
Provision for credit losses	13	24
Depreciation of premises and equipment	17	13
Amortization of intangibles	6	8
Origination of loans held for sale	(157)	(128)
Proceeds from sales of loans held for sale	153	145
ESOP and stock based-compensation expense	2	3
Deferred income tax expense (benefit)	10	(20)
Other, net	(57)	39
Net cash provided by operating activities	45	154
Cash flows from investing activities:
Proceeds from sales of securities available for sale	25	10
Proceeds from maturities of securities available for sale	67	92
Principal payments received on securities available for sale	267	294
Purchases of securities available for sale	(315)	(18)
Principal payments received on securities held to maturity	299	150
Purchases of securities held to maturity	(569)	(545)
Proceeds from maturities of securities held to maturity	15	—
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank common stock	37	32
Net increase in loans and leases	(101)	(335)
Purchases of premises and equipment	(21)	(11)
Other, net	20	6
Net cash used in investing activities	(277)	(326)
Cash flows from financing activities:
Net increase in deposits	469	933
Repayments of short-term borrowings, net	(733)	(685)
Proceeds from long-term borrowings	500	—
Repayments of long-term borrowings	—	(1)
Dividends paid on noncumulative preferred stock	(8)	(8)
Dividends paid on common stock	(28)	(28)
Net cash provided by financing activities	200	212
Net (decrease) increase in cash and cash equivalents	(32)	40
Cash and cash equivalents at beginning of period	420	463
Cash and cash equivalents at end of period	$388	$503
Supplemental disclosures
Cash paid during the period for:
Income taxes	$34	$36
Interest expense	33	30
Other noncash activity:
Securities available for sale purchased not settled	37	36
Securities held to maturity purchased not settled	25	6
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. Results for the three months ended March 31, 2015 do not necessarily reflect the results that may be expected for the year ending December 31, 2015. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

Note 1. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$426	$9	$—	$435
U.S. Treasury	55	1	—	55
U.S. government sponsored enterprises	270	4	—	275
Corporate	822	19	(8)	833
Total debt securities	1,574	33	(8)	1,599
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	33	1	(1)	33
Federal National Mortgage Association	89	5	—	94
Federal Home Loan Mortgage Corporation	107	5	—	112
Collateralized mortgage obligations:
Federal National Mortgage Association	667	6	(4)	668
Federal Home Loan Mortgage Corporation	335	3	(1)	337
Total collateralized mortgage obligations	1,002	9	(5)	1,006
Total residential mortgage-backed securities	1,231	19	(6)	1,244
Commercial mortgage-backed securities, non-agency issued	1,351	46	—	1,397
Total mortgage-backed securities	2,582	65	(6)	2,641
Collateralized loan obligations, non-agency issued	1,129	19	(1)	1,146
Asset-backed securities collateralized by:
Student loans	223	7	—	230
Credit cards	42	1	—	43
Auto loans	148	1	—	149
Other	82	1	—	83
Total asset-backed securities	494	10	—	504
Other	22	—	—	22
Total securities available for sale	$5,801	$127	$(16)	$5,911
Investment securities held to maturity:
Debt securities, U.S. government agencies	$45	$—	$—	$45
Residential mortgage-backed securities:
Government National Mortgage Association	11	—	—	11
Federal National Mortgage Association	111	1	—	112
Federal Home Loan Mortgage Corporation	61	1	—	61
Collateralized mortgage obligations:
Government National Mortgage Association	1,630	34	(2)	1,662
Federal National Mortgage Association	2,042	25	(8)	2,060
Federal Home Loan Mortgage Corporation	2,315	44	(8)	2,351
Total collateralized mortgage obligations	5,987	103	(17)	6,073
Total residential mortgage-backed securities	6,169	105	(17)	6,257
Total securities held to maturity	$6,215	$105	$(17)	$6,302

	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$444	$10	$—	$453
U.S. Treasury	25	—	—	25
U.S. government sponsored enterprises	187	5	—	191
Corporate	820	15	(12)	823
Total debt securities	1,476	29	(12)	1,492
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	1	(1)	34
Federal National Mortgage Association	96	5	—	100
Federal Home Loan Mortgage Corporation	115	5	—	120
Collateralized mortgage obligations:
Federal National Mortgage Association	694	2	(13)	682
Federal Home Loan Mortgage Corporation	353	1	(4)	350
Total collateralized mortgage obligations	1,047	3	(18)	1,032
Total residential mortgage-backed securities	1,291	13	(19)	1,286
Commercial mortgage-backed securities, non-agency issued	1,450	51	—	1,500
Total mortgage-backed securities	2,741	64	(19)	2,786
Collateralized loan obligations, non-agency issued	1,001	18	(3)	1,016
Asset-backed securities collateralized by:
Student loans	228	7	—	235
Credit cards	42	—	—	42
Auto loans	193	1	—	194
Other	127	1	(1)	127
Total asset-backed securities	591	9	(1)	599
Other	22	—	—	22
Total securities available for sale	$5,830	$121	$(35)	$5,915
Investment securities held to maturity:
Debt securities, U.S. government agencies	$60	$—	$—	$60
Residential mortgage-backed securities:
Government National Mortgage Association	12	—	—	12
Federal National Mortgage Association	118	1	(1)	118
Federal Home Loan Mortgage Corporation	65	1	—	65
Collateralized mortgage obligations:
Government National Mortgage Association	1,755	27	(3)	1,779
Federal National Mortgage Association	1,965	11	(22)	1,954
Federal Home Loan Mortgage Corporation	1,967	25	(17)	1,976
Total collateralized mortgage obligations	5,687	63	(41)	5,709
Total residential mortgage-backed securities	5,882	64	(42)	5,904
Total securities held to maturity	$5,942	$64	$(42)	$5,964

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$14	$—	19	$1	$—	5	$14	$—	24
U.S. Treasury	10	—	1	—	—	—	10	—	1
U.S. government sponsored enterprises	61	—	8	1	—	1	62	—	9
Corporate	133	(4)	75	75	(3)	41	208	(8)	116
Total debt securities	217	(5)	103	77	(3)	47	295	(8)	150
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(1)	5	19	(1)	5
Federal National Mortgage Association	—	—	1	—	—	—	—	—	1
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	—	185	(4)	10	185	(4)	10
Federal Home Loan Mortgage Corporation	15	—	1	46	(1)	2	62	(1)	3
Total collateralized mortgage obligations	15	—	1	231	(5)	12	247	(5)	13
Total residential mortgage-backed securities	15	—	2	250	(6)	17	265	(6)	19
Commercial mortgage-backed securities, non-agency issued	21	—	7	5	—	1	26	—	8
Total mortgage-backed securities	36	—	9	255	(6)	18	291	(6)	27
Collateralized loan obligations, non-agency issued	150	(1)	18	159	(1)	17	309	(1)	35
Asset-backed securities collateralized by:
Student loans	23	—	3	1	—	1	24	—	4
Auto loans	3	—	2	—	—	—	3	—	2
Other	26	—	2	26	—	3	52	—	5
Total asset-backed securities	51	—	7	28	—	4	79	—	11
Other	—	—	—	9	—	3	9	—	3
Total securities available for sale in an unrealized loss position	$455	$(5)	137	$528	$(11)	89	$983	$(16)	226

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	2	—	2	2	—	2
Federal National Mortgage Association	7	—	5	33	—	9	40	—	14
Federal Home Loan Mortgage Corporation	1	—	2	4	—	1	5	—	3
Collateralized mortgage obligations:
Government National Mortgage Association	68	—	15	114	(1)	24	183	(2)	39
Federal National Mortgage Association	2	—	2	460	(8)	27	462	(8)	29
Federal Home Loan Mortgage Corporation	123	—	9	383	(7)	23	506	(8)	32
Total collateralized mortgage obligations	194	(1)	26	957	(16)	74	1,151	(17)	100
Total residential mortgage-backed securities	202	(1)	33	996	(17)	86	1,198	(17)	119
Total securities held to maturity in an unrealized loss position	$202	$(1)	33	$996	$(17)	86	$1,198	$(17)	119

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$16	$—	22	$1	$—	5	$17	$—	27
US Treasury	5	—	1	—	—	—	5	—	1
U.S. government sponsored enterprises	18	—	7	42	—	4	60	—	11
Corporate	176	(7)	127	102	(5)	61	278	(12)	188
Total debt securities	215	(7)	157	145	(5)	70	360	(12)	227
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(1)	5	19	(1)	5
Collateralized mortgage obligations:
Federal National Mortgage Association	26	—	3	517	(13)	30	542	(13)	33
Federal Home Loan Mortgage Corporation	47	—	3	216	(4)	12	263	(4)	15
Total collateralized mortgage obligations	73	—	6	733	(18)	42	806	(18)	48
Total residential mortgage-backed securities	73	—	6	752	(19)	47	825	(19)	53
Commercial mortgage-backed securities, non-agency issued	13	—	3	24	—	3	36	—	6
Total mortgage-backed securities	85	—	9	776	(19)	50	861	(19)	59
Collateralized loan obligations, non-agency issued	276	(2)	32	146	(1)	15	422	(3)	47
Asset-backed securities collateralized by:
Student loans	26	—	4	2	—	2	28	—	6
Credit card	8	—	1	—	—	—	8	—	1
Auto loans	3	—	2	—	—	—	3	—	2
Other	—	—	1	52	(1)	5	52	(1)	6
Total asset-backed securities	37	—	8	55	(1)	7	92	(1)	15
Other	—	—	—	9	—	3	9	—	3
Total securities available for sale in an unrealized loss position	$614	$(10)	206	$1,130	$(26)	145	$1,744	$(35)	351

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$38	$—	5	$—	$—	—	$38	$—	5
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	2	—	2	2	—	2
Federal National Mortgage Association	4	—	1	51	(1)	12	55	(1)	13
Federal Home Loan Mortgage Corporation	33	—	9	9	—	2	42	—	11
Collateralized mortgage obligations:
Government National Mortgage Association	360	(2)	48	46	(1)	12	407	(3)	60
Federal National Mortgage Association	240	(1)	18	648	(21)	36	888	(22)	54
Federal Home Loan Mortgage Corporation	422	(5)	27	463	(12)	28	885	(17)	55
Total collateralized mortgage obligations	1,022	(8)	93	1,157	(34)	76	2,179	(41)	169
Total residential mortgage-backed securities	1,059	(8)	103	1,219	(35)	92	2,278	(42)	195
Total securities held to maturity in an unrealized loss position	$1,097	$(8)	108	$1,219	$(35)	92	$2,316	$(42)	200
We have assessed the securities in an unrealized loss position at March 31, 2015 and at December 31, 2014 and determined that the declines in fair value below amortized cost were temporary.
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
Scheduled contractual maturities of our investment securities at March 31, 2015 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$115	$116
After one year through five years	819	839
After five years through ten years	662	667
After ten years	22	22
Total debt securities	1,619	1,644
Mortgage-backed securities	8,751	8,898
Collateralized loan obligations	1,129	1,146
Asset-backed securities	494	504
Other	22	22
	$12,015	$12,214
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio increased to 3.8 years at March 31, 2015 from 3.7 years at December 31, 2014.
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

Our loans and leases receivable consisted of the following at the dates indicated:

	March 31, 2015			December 31, 2014
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$6,204	$996	$7,201	$6,181	$1,050	$7,231
Construction	1,087	—	1,087	973	1	973
Business	5,448	343	5,791	5,430	345	5,775
Total commercial	12,738	1,340	14,078	12,584	1,395	13,979
Consumer:
Residential real estate	2,136	1,194	3,330	2,096	1,257	3,353
Home equity	1,888	1,056	2,944	1,847	1,089	2,936
Indirect auto	2,201	—	2,201	2,166	—	2,166
Credit cards	301	—	301	324	—	324
Other consumer	264	—	264	278	—	278
Total consumer	6,790	2,250	9,040	6,711	2,347	9,058
Total loans and leases	19,529	3,590	23,118	19,296	3,742	23,037
Allowance for loan losses	(224)	(7)	(231)	(228)	(6)	(234)
Total loans and leases, net	$19,304	$3,583	$22,887	$19,067	$3,736	$22,803
As of March 31, 2015 and December 31, 2014, we had a liability for unfunded loan commitments of $15 million and $16 million, respectively. For the three months ended March 31, 2015, we recognized a release of provision for credit losses related to our unfunded loan commitments of $1 million. For the three months ended March 31, 2014 we recognized a provision for credit losses related to our unfunded commitments of $0.4 million.
Of the $2.9 billion home equity portfolio at March 31, 2015 and December 31, 2014, $1.2 billion and $1.1 billion were in a first lien position at each period end, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2015 and December 31, 2014.

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

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at the dates indicated:

	March 31, 2015	December 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$10	$10
Carrying amount	5	6
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	2,419	2,549
Carrying amount	2,367	2,496
Other acquired loans
Outstanding principal balance	1,248	1,274
Carrying amount	1,217	1,240
Total acquired loans
Outstanding principal balance	3,677	3,832
Carrying amount	3,590	3,742
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2014	$(851)
Net reclassifications from nonaccretable yield	(5)
Accretion	138
Other (1)	55
Balance at December 31, 2014	(663)
Accretion	28
Balance at March 31, 2015	$(635)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
During 2014, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances.  The increase in prepayment speed assumptions reduced our accretable discount by $55 million in 2014.  These changes did not materially impact our interest income or net interest margin.
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
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	8	—	—	(2)	2	2	1	11
Charge-offs	(4)	(7)	—	(1)	(2)	(3)	(2)	(19)
Recoveries	—	2	—	—	1	1	—	4
Balance at end of period	$69	$117	$2	$6	$14	$11	$4	$224
Allowance for loan losses:
Individually evaluated for impairment	$5	$3	$1	$—	$—	$—	$—	$9
Collectively evaluated for impairment	64	115	1	6	14	11	4	215
Total	$69	$117	$2	$6	$14	$11	$4	$224
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$76	$76	$22	$6	$3	$—	$2	$186
Collectively evaluated for impairment	7,214	5,372	2,114	1,882	2,198	301	261	19,343
Total	$7,291	$5,448	$2,136	$1,888	$2,201	$301	$264	$19,529
Three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	12	—	—	1	3	2	2	20
Charge-offs	(1)	(10)	—	(1)	(2)	(3)	(2)	(20)
Recoveries	3	1	—	—	—	—	—	4
Balance at end of period	$61	$112	$2	$8	$11	$12	$6	$210
Allowance for loan losses:
Individually evaluated for impairment	$1	$2	$1	$3	$—	$—	$—	$7
Collectively evaluated for impairment	59	110	1	5	11	12	6	202
Total	$61	$112	$2	$8	$11	$12	$6	$210
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$60	$55	$20	$6	$1	$—	$2	$146
Collectively evaluated for impairment	6,515	4,998	1,878	1,598	1,654	306	293	17,242
Total	$6,575	$5,053	$1,898	$1,605	$1,655	$306	$296	$17,389

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	1	—	—	3
Charge-offs	(2)	—	—	(1)	—	—	(3)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$2	$1	$2	$3	$—	$—	$7
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2	1	2	3	—	—	7
Total	$2	$1	$2	$3	$—	$—	$7
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$3	$—	$4	$—	$—	$7
Collectively evaluated for impairment	—	271	—	939	—	—	1,211
Loans acquired with deteriorated credit quality	996	69	1,194	113	—	—	2,372
Total	$996	$343	$1,194	$1,056	$—	$—	$3,590
Three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	—	2	—	—	3
Charge-offs	(1)	—	—	(2)	—	—	(3)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	4
Total	$—	$—	$1	$3	$—	$—	$4
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$7	$—	$4	$—	$—	$11
Collectively evaluated for impairment	—	314	—	999	—	—	1,313
Loans acquired with deteriorated credit quality	1,292	95	1,491	160	—	—	3,038
Total	$1,292	$417	$1,491	$1,162	$—	$—	$4,362

Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	March 31, 2015			December 31, 2014
	Originated	Acquired	Total (1)	Originated	Acquired	Total
Commercial:
Real estate	$66	$—	$66	$53	$—	$53
Business	55	7	61	45	7	53
Total commercial	120	7	127	98	7	106
Consumer:
Residential real estate	33	—	33	34	—	34
Home equity	26	23	49	24	23	47
Indirect auto	13	—	13	13	—	13
Other consumer	5	—	5	5	—	5
Total consumer	77	23	101	75	23	98
Total	$198	$30	$228	$174	$30	$204

(1)	Nonperforming loans do not include $5 million related to a nonperforming loan classified as held for sale as of March 31, 2015, which was sold and for which we received the proceeds on April 2, 2015.
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended
	March 31,
	2015	2014

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$3	$2

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The recorded investment of our impaired loans, less any related allowance for loan losses, was 69% and 70% of the loans’ unpaid principal balance at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015			December 31, 2014
Originated loans	Recorded investment(1)	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$42	$62	$—	$40	$59	$—
Business	49	75	—	29	51	—
Total commercial	90	136	—	69	110	—
Consumer:
Residential real estate	15	17	—	8	9	—
Home equity	4	5	—	3	4	—
Indirect auto	2	3	—	2	3	—
Other consumer	1	1	—	2	2	—
Total consumer	22	28	—	16	18	—
Total	$113	$164	$—	$85	$128	$—
With a related allowance recorded:
Commercial:
Real estate	$35	$41	$5	$24	$27	$2
Business	27	40	3	32	43	2
Total commercial	62	80	8	56	70	4
Consumer:
Residential real estate	7	7	1	11	13	1
Home equity	2	2	—	4	4	1
Indirect auto	1	1	—	—	—	—
Other consumer	1	1	—	—	—	—
Total consumer	11	11	1	16	17	2
Total	$73	$91	$9	$71	$87	$6
Total
Commercial:
Real estate	$76	$102	$5	$64	$86	$2
Business	76	114	3	61	93	2
Total commercial	152	217	8	125	179	4
Consumer:
Residential real estate	22	24	1	20	22	1
Home equity	6	7	—	7	8	1
Indirect auto	3	4	—	2	3	—
Other consumer	2	3	—	2	2	—
Total consumer	33	38	1	31	36	2
Total	$186	$255	$9	$156	$215	$6

(1)	Impaired loans do not include $5 million related to a nonperforming loan classified as held for sale as of March 31, 2015, which was sold and for which we received the proceeds on April 2, 2015.
The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	March 31, 2015			December 31, 2014
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$—	$—	$—
Business	3	3	—	3	3	—
Total commercial	3	3	—	3	3	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	4	5	—	4	6	—
Other consumer	—	—	—	—	—	—
Total consumer	4	5	—	4	6	—
Total(1)	$7	$8	$—	$7	$9	$—

(1)	Includes nonperforming purchased credit impaired loans.
The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	March 31,
	2015		2014
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Three months ended March 31,
Commercial:
Real estate	$77	$—	$62	$—
Business	78	—	55	—
Total commercial	155	1	117	1
Consumer:
Residential real estate	22	—	20	—
Home equity	6	—	6	—
Indirect auto	3	—	2	—
Other consumer	3	—	2	—
Total consumer	33	—	31	—
Total	$189	$1	$148	$1

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	March 31,
	2015		2014
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Three months ended March 31,
Commercial:
Real estate	$—	$—	$—	$—
Business	3	—	8	—
Total commercial	3	—	8	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	4	—
Other consumer	—	—	—	—
Total consumer	4	—	4	—
Total(1)	$7	$—	$11	$—

(1)	Includes nonperforming purchased credit impaired loans.
Period end nonperforming loans differed from the amount of total impaired loans as certain TDRs, which are considered impaired loans, were accruing interest because the borrower demonstrated its ability to satisfy the terms of the restructured loan for at least six consecutive payments. Also contributing to the difference are nonperforming commercial loans less than $1 million and nonperforming consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses.
The following table is a reconciliation between nonperforming loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
March 31, 2015
Nonperforming loans	$127	$101	$228
Plus: Accruing TDRs	56	8	64
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(28)	(72)	(100)
Total impaired loans(1)	$155	$37	$192
December 31, 2014:
Nonperforming loans	$106	$98	$204
Plus: Accruing TDRs	59	8	67
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(36)	(71)	(108)
Total impaired loans(1)	$128	$35	$163

(1)	Includes nonperforming purchased credit impaired loans.

Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.
The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
March 31, 2015
Originated loans
Commercial:
Real estate	$6	$5	$34	$45	$7,246	$7,291	$—
Business	19	2	14	36	5,412	5,448	—
Total commercial	26	7	48	80	12,658	12,738	—
Consumer:
Residential real estate	5	1	19	25	2,111	2,136	—
Home equity	3	1	16	20	1,868	1,888	—
Indirect auto	13	2	5	21	2,180	2,201	—
Credit cards	1	1	3	5	296	301	3
Other consumer	2	1	3	6	258	264	—
Total consumer	25	7	45	77	6,713	6,790	3
Total	$50	$13	$94	$157	$19,371	$19,529	$3
Acquired loans
Commercial:
Real estate	$4	$2	$24	$29	$967	$996	$24
Business	1	1	7	8	335	343	4
Total commercial	4	2	30	37	1,303	1,340	27
Consumer:
Residential real estate	11	5	52	68	1,126	1,194	52
Home equity	5	3	20	28	1,027	1,056	5
Total consumer	17	8	72	96	2,154	2,250	57
Total	$21	$10	$102	$133	$3,456	$3,590	$84

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
December 31, 2014
Originated loans
Commercial:
Real estate	$7	$2	$31	$40	$7,113	$7,154	$—
Business	5	7	17	28	5,402	5,430	—
Total commercial	11	9	49	69	12,515	12,584	—
Consumer:
Residential real estate	4	2	21	27	2,069	2,096	—
Home equity	3	1	15	19	1,828	1,847	—
Indirect auto	17	4	5	27	2,139	2,166	—
Credit cards	2	2	2	6	318	324	2
Other consumer	3	1	3	7	271	278	—
Total consumer	29	10	46	85	6,626	6,711	2
Total	$41	$19	$95	$154	$19,141	$19,296	$2
Acquired loans
Commercial:
Real estate	$3	$3	$26	$31	$1,019	$1,050	$26
Business	—	—	7	7	338	345	4
Total commercial	3	3	33	38	1,357	1,395	30
Consumer:
Residential real estate	11	5	56	72	1,186	1,257	56
Home equity	6	2	21	29	1,060	1,089	6
Total consumer	17	7	77	101	2,246	2,347	62
Total	$21	$9	$109	$139	$3,603	$3,742	$91

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
March 31, 2015
Originated loans:
Pass	$6,936	$5,122	$12,058	94.7%
Criticized:(1)(2)
Accrual	290	271	560	4.4
Nonaccrual	66	55	120	0.9
Total criticized	355	325	680	5.3
Total	$7,291	$5,448	$12,738	100.0%
Acquired loans:
Pass	$895	$295	$1,190	88.8%
Criticized:(1)
Accrual	101	42	143	10.7
Nonaccrual	—	7	7	0.5
Total criticized	101	49	150	11.2
Total	$996	$343	$1,340	100.0%
December 31, 2014
Originated loans:
Pass	$6,791	$5,067	$11,858	94.2%
Criticized:(1)
Accrual	310	318	628	5.0
Nonaccrual	53	45	98	0.8
Total criticized	363	363	726	5.8
Total	$7,154	$5,430	$12,584	100.0%
Acquired loans:
Pass	$948	$294	$1,243	89.1%
Criticized:(1)
Accrual	102	43	145	10.4
Nonaccrual	—	7	7	0.5
Total criticized	102	51	153	10.9
Total	$1,050	$345	$1,395	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business,” under “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2014.

(2)	Criticized loans do not include $5 million related to a nonperforming loan classified as held for sale as of March 31, 2015, which was sold and for which we received the proceeds on April 2, 2015.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Indirect auto	Credit cards	Other consumer	Total	Percent of total
March 31, 2015
Originated loans by refreshed FICO score:
Over 700	$1,880	$1,553	$1,552	$206	$168	$5,359	78.9%
660-700	128	184	345	51	45	752	11.1
620-660	55	77	162	24	25	344	5.0
580-620	33	35	68	10	12	158	2.3
Less than 580	35	37	74	8	13	167	2.5
No score(1)	6	2	—	2	1	11	0.2
Total	$2,136	$1,888	$2,201	$301	$264	$6,790	100.0%
Acquired loans by refreshed FICO score:
Over 700	$809	$821	$—	$—	$—	$1,630	72.5%
660-700	93	95	—	—	—	188	8.4
620-660	58	50	—	—	—	107	4.8
580-620	53	38	—	—	—	91	4.0
Less than 580	60	35	—	—	—	95	4.2
No score(1)	121	17	—	—	—	139	6.1
Total	$1,194	$1,056	$—	$—	$—	$2,250	100.0%
December 31, 2014
Originated loans by refreshed FICO score:
Over 700	$1,841	$1,529	$1,533	$226	$167	$5,296	78.9%
660-700	124	182	347	53	46	752	11.2
620-660	62	71	159	24	24	339	5.0
580-620	28	31	64	11	13	148	2.2
Less than 580	32	32	63	8	12	146	2.2
No score(1)	9	1	—	3	17	31	0.5
Total	$2,096	$1,847	$2,166	$324	$278	$6,711	100.0%
Acquired loans by refreshed FICO score:
Over 700	$872	$851	$—	$—	$—	$1,723	73.4%
660-700	87	93	—	—	—	180	7.7
620-660	61	52	—	—	—	113	4.8
580-620	49	40	—	—	—	88	3.8
Less than 580	57	34	—	—	—	91	3.9
No score(1)	131	20	—	—	—	151	6.4
Total	$1,257	$1,089	$—	$—	$—	$2,347	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at the dates indicated:

	March 31, 2015	December 31, 2014
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$64	$67
Nonaccrual	54	53
Total troubled debt restructurings (1)	$119	$120

(1)	Includes 93 and 87 acquired loans that were restructured with a recorded investment of $4 million and $4 million at March 31, 2015 and December 31, 2014, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended March 31, 2015
Commercial:
Commercial business
Rate reduction	2	—	—	—
Total commercial	2	—	—	—
Consumer:
Residential real estate
Extension of term	7	1	—	—
Extension of term and rate reduction	4	1	—	—
Chapter 7 bankruptcy	5	1	—	—
Home equity
Extension of term	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	23	1	—	—
Indirect auto
Chapter 7 Bankruptcy	53	1	—	—
Other consumer
Chapter 7 Bankruptcy	2	—	—	—
Total consumer	96	5	—	—
Total	98	$5	$—	$—

Three months ended March 31, 2014
Commercial:
Commercial real estate
Extension of term and rate reduction	1	—	—	—
Commercial business
Extension of term	2	3	—	—
Total commercial	3	3	—	—
Consumer:
Residential real estate
Extension of term	2	—	—	—
Deferral of principal and extension of term	1	—	—	—
Extension of term and rate reduction	4	—	—	—
Chapter 7 Bankruptcy	8	1	—	—
Home equity
Deferral of principal and extension of term	2	—	—	—
Chapter 7 Bankruptcy	33	1	—	—
Indirect auto
Chapter 7 Bankruptcy	86	1	—	—
Total consumer	136	4	—	—
Total	139	$7	$—	$—
(1)Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was not significant for the three months ended March 31, 2015 and 2014, respectively.
Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	March 31,
	2015	2014
Mortgages serviced for others	$3,869	$3,713
Mortgage servicing asset recorded for loans serviced for others, net	37	36
Note 3. Goodwill
The following table shows information regarding our goodwill for the year ended December 31, 2014. There was no activity in our goodwill during the three months ended March 31, 2015.

	Banking	Financial services	Consolidated total
Balances at January 1, 2014	$2,381	$68	$2,449
Acquisitions	—	1	1
Impairment	(1,100)	—	(1,100)
Balances at December 31, 2014	$1,281	$69	$1,350

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

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
March 31, 2015
Derivatives designated as hedging instruments:
Interest rate swap agreements	$3	$—	$230	$4
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,830	138	3,836	139
Total derivatives	$3,833	$138	$4,065	$142
December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap agreements	$4	$—	$30	$2
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,629	96	3,649	96
Total derivatives	$3,633	$96	$3,679	$97

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.
At March 31, 2015, all of our interest rate swaps for which we had master netting positions with the counterparty were in a liability position. Accordingly, there was no offsetting in our Consolidated Statement of Financial Condition at March 31, 2015. Interest rate swaps for which we had master netting arrangements with the counterparty at December 31, 2014 were in a net liability position $93 million. We offset $96 million of liabilities with $3 million of assets in our Consolidated Statement of Financial Condition at December 31, 2014 related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $227 million and $130 million at March 31, 2015 and December 31, 2014, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans attributable to the hedged risk. The net impact of the fair value hedging relationships on net income was not significant for the three months ended March 31, 2015 and 2014.
We have entered into forward starting interest rate swaps to reduce our exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the forecasted hedged borrowing. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings. At March 31, 2015, there was a $1 million loss recognized in accumulated other comprehensive income related to these swaps.

At March 31, 2015, there was a $5 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.
The following table presents certain information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated.

	Three months ended March 31,
Cash Flow Hedges	2015	2014
Interest rate swap agreements:
Amount of (loss) gain on derivatives recognized in other comprehensive income, net of tax	$(1)	$—

Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedging relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $3 million and $2 million for the three months ended March 31, 2015 and 2014, respectively, included in Capital Markets income in our Consolidated Statements of Income.

Note 5. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended March 31,
	2015	2014
Net income available to common stockholders	$44	$53
Less income allocable to unvested restricted stock awards	—	—
Net income allocable to common stockholders	$44	$52
Weighted average common shares outstanding:
Total shares issued	366	366
Unallocated employee stock ownership plan shares	—	(2)
Unvested restricted stock awards	(3)	(2)
Treasury shares	(13)	(12)
Total basic weighted average common shares outstanding	351	350
Effect of dilutive stock-based awards	2	2
Total diluted weighted average common shares outstanding	353	351
Basic earnings per common share	$0.12	$0.15
Diluted earnings per common share	$0.12	$0.15
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	11	11
Note 6. Other Comprehensive income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Three months ended March 31,
	Pretax	Income taxes	Net
2015
Securities available for sale:
Net unrealized holding gains arising during the period	$26	$10	$16
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period	(2)	(1)	(2)	(1)
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(2)	(1)	(1)
Net unrealized losses on interest rate swaps designated as cash flow hedges	(1)	(1)	(1)
Amortization of net loss related to pension and post-retirement plans	1	—	1
Total other comprehensive income	$23	$8	$15

2014
Securities available for sale:
Net unrealized holding gains arising during the year	$14	$5	$9
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the year	(3)	(1)	(2)	(1)
Total other comprehensive income	$11	$4	$7

(1)	Included in Interest income on investment securities and other in our Consolidated Statements of Income.

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains (losses) on securities transferred from available for sale to held to maturity	Unrealized loss on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2015	$52	$12	$(5)	$(51)	$9
Period change, net of tax	16	(2)	(1)	1	15
Balance, March 31, 2015	$68	$11	$(6)	$(50)	$23
Balance, January 1, 2014	$64	$20	$(6)	$(16)	$62
Period change, net of tax	9	(2)	—	—	7
Balance, March 31, 2014	$73	$18	$(5)	$(16)	$69
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of March 31, 2015, none of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”
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
The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	March 31, 2015	December 31, 2014
Fair value carrying amount	$40	$35
Aggregate unpaid principal balance	39	34
Fair value carrying amount less aggregate unpaid principal balance	$1	$1
Additionally, included in loans held for sale on our Consolidated Statements of Condition are $8 million and $5 million of commercial loans held for sale that are carried at the lower of cost or market at March 31, 2015 and December 31, 2014, respectively.
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
March 31, 2015
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$435	$—	$435	$—
U.S. Treasury	55	55	—	—
U.S. government sponsored enterprises	275	—	275	—
Corporate	833	—	829	4
Total debt securities	1,599	55	1,539	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	33	—	33	—
Federal National Mortgage Association	94	—	94	—
Federal Home Loan Mortgage Corporation	112	—	112	—
Collateralized mortgage obligations:
Federal National Mortgage Association	668	—	668	—
Federal Home Loan Mortgage Corporation	337	—	337	—
Total collateralized mortgage obligations	1,006	—	1,006	—
Total residential mortgage-backed securities	1,244	—	1,244	—
Commercial mortgage-backed securities, non-agency issued	1,397	—	1,397	—
Total mortgage-backed securities	2,641	—	2,641	—
Collateralized loan obligations, non-agency issued	1,146	—	1,146	—
Asset-backed securities collateralized by:
Student loans	230	—	230	—
Credit cards	43	—	43	—
Auto loans	149	—	149	—
Other	83	—	83	—
Total asset-backed securities	504	—	504	—
Other	22	21	1	—
Total securities available for sale	5,911	77	5,830	4
Loans held for sale (1)	40	—	40	—
Derivatives	138	—	138	—
Total assets	$6,090	$77	$6,008	$4
Liabilities:
Derivatives	$142	$—	$142	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$453	$—	$453	$—
U.S. Treasury	25	25	—	—
U.S. government sponsored enterprises	191	—	191	—
Corporate	823	—	818	4
Total debt securities	1,492	25	1,463	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	—	34	—
Federal National Mortgage Association	100	—	100	—
Federal Home Loan Mortgage Corporation	120	—	120	—
Collateralized mortgage obligations:
Federal National Mortgage Association	682	—	682	—
Federal Home Loan Mortgage Corporation	350	—	350	—
Total collateralized mortgage obligations	1,032	—	1,032	—
Total residential mortgage-backed securities	1,286	—	1,286	—
Commercial mortgage-backed securities, non-agency issued	1,500	—	1,500	—
Total mortgage-backed securities	2,786	—	2,786	—
Collateralized loan obligations, non-agency issued	1,016	—	1,016	—
Asset-backed securities collateralized by:
Student loans	235	—	235	—
Credit cards	42	—	42	—
Auto loans	194	—	194	—
Other	127	—	127	—
Total asset-backed securities	599	—	599	—
Other	22	21	1	—
Total securities available for sale	5,915	47	5,865	4
Loans held for sale (1)	35	—	35	—
Derivatives	93	—	93	—
Total assets	$6,043	$47	$5,993	$4
Liabilities:
Derivatives	$94	$—	$94	$—

(1)	Represents loans for which we have elected the fair value option.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Three months ended March 31, 2015
Collateral dependent impaired loans	$18	$—	$9	$9	$(2)
Three months ended March 31, 2014
Collateral dependent impaired loans	$26	$—	$20	$6	$(2)

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
During the three months ended March 31, 2015, we recorded an increase of $2 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $18 million at March 31, 2015, which is included in our provision for credit losses. During the three months ended March 31, 2014 we recorded an increase of $2 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $26 million at March 31, 2014, which is included in our provision for credit losses.
Level 3 Assets
Due to the lack of observable market data, we have classified our trust preferred securities, which are included in corporate debt securities and amounted to $4 million at March 31, 2015 and December 31, 2014, in Level 3 of the fair value hierarchy. There no changes in our trust preferred securities during the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, the fair values of our trust preferred securities are based upon third party pricing without adjustment.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	March 31, 2015				December 31, 2014
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$388	$388	1		$420	$420	1
Investment securities available for sale	5,911	5,911	1,2,3	(1)	5,915	5,915	1,2,3	(1)
Investment securities held to maturity	6,215	6,302	2		5,942	5,964	2
Federal Home Loan Bank and Federal Reserve Bank common stock	375	375	2		412	412	2
Loans held for sale	49	49	2		40	40	2
Loans and leases, net	22,887	23,167	2,3	(2)	22,803	23,037	2,3	(2)
Derivatives	138	138	2		93	93	2
Accrued interest receivable	105	105	2		101	101	2
Financial liabilities:
Deposits	$28,250	$28,265	2		$27,781	$27,793	2
Borrowings	5,973	5,985	2		6,206	6,215	2
Derivatives	142	142	2		94	94	2
Accrued interest payable	12	12	2		11	11	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $9 million and $10 million of collateral dependent impaired loans without significant adjustments made to appraised values at March 31, 2015 and December 31, 2014, respectively. All other loans and leases are classified as level 3.

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

	Banking	Financial services	Consolidated total
Three months ended March 31, 2015
Net interest income	$263	$—	$263
Provision for credit losses	13	—	13
Net interest income after provision for credit losses	250	—	250
Noninterest income	67	16	82
Amortization of intangibles	6	1	6
Other noninterest expense	241	13	255
Income before income taxes	70	2	71
Income tax expense	19	1	20
Net income	$50	$1	$51
Three months ended March 31, 2014
Net interest income	$271	$—	$271
Provision for credit losses	24	—	24
Net interest income after provision for credit losses	247	—	247
Noninterest income	61	16	77
Amortization of intangibles	7	1	8
Other noninterest expense	227	14	241
Income before income taxes	74	1	75
Income tax expense	14	—	15
Net income	$60	$1	$60

Note 9. Condensed Parent Company Only Financial Statements
The following condensed statements of condition, the related condensed statements of income, and cash flows should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$383	$383
Investment in subsidiary	4,420	4,388
Deferred taxes	30	32
Other assets	14	13
Total assets	$4,847	$4,815
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$11	$12
Borrowings	711	710
Stockholders’ equity	4,125	4,093
Total liabilities and stockholders’ equity	$4,847	$4,815

	Three months ended March 31,
Condensed Statements of Income	2015	2014
Interest income	$—	$—
Dividends received from subsidiary	—	40
Total interest and dividend income	—	40
Interest expense	12	11
Net interest income	(12)	29
Noninterest income	—	1
Noninterest expense	5	7
(Loss) income before income taxes and undisbursed income of subsidiary	(17)	23
Income tax benefit	(7)	(6)
(Loss) income before undisbursed income of subsidiary	(11)	29
Undisbursed income of subsidiary	62	30
Net income	51	59
Preferred stock dividend	8	8
Net income available to common stockholders	$44	$52

Net income	$51	$59
Other comprehensive income(1)	15	7
Total comprehensive income	$66	$66

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income detail.

	Three months ended March 31,
Condensed Statements of Cash Flows	2015	2014
Cash flows from operating activities:
Net income	$51	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(62)	(30)
Stock-based compensation expense	2	2
Deferred income tax (benefit) expense	(2)	2
Decrease (increase) in other assets	2	(4)
Decrease in other liabilities	(1)	(1)
Net cash (used in) provided by operating activities	(9)	29
Cash flows from investing activities:
Proceeds from maturities of securities available for sale	—	2
Net cash provided by investing activities	—	2
Cash flows from financing activities:
Return of capital from subsidiary	45	—
Dividends paid on preferred stock	(8)	(8)
Dividends paid on common stock	(28)	(28)
Net cash provided by (used in) financing activities	9	(36)
Net decrease in cash and cash equivalents	—	(4)
Cash and cash equivalents at beginning of period	383	390
Cash and cash equivalents at end of period	$383	$386

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2015 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015 as a result of the material weakness that exists in our internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Previously Identified Material Weakness
As of December 31, 2014, Management concluded that our internal control over financial reporting was not effective due to the material weakness related to the process for determining the allowance for loan losses (the "allowance"). We determined that our allowance was overstated for the second, third and fourth quarters of 2013 and the first three quarters of 2014. The errors were due to the misconduct of a mid-level employee and, to a lesser extent, by errors related to certain data, model adjustments and calculations detected in 2015. The employee was responsible for preparing the information used by our Chief Credit Officer in determining the allowance each quarter that is then subject to review and approval by our Allowance Committee. The allowance information the employee prepared and presented to our Chief Credit Officer and the Allowance Committee for

the relevant periods was not based on the models and judgmental processes as required under the Company’s internal procedures, which are designed to comply with GAAP and regulatory requirements. The employee has been terminated. Although we have determined that the resulting errors in the allowance for the specified periods were not material with regard to the consolidated financial statements taken as a whole for those periods, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the material weakness described below.
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
In response, we have added compensating controls over our processes to calculate the amounts used to determine the appropriate allowance for loan losses for the period ended March 31, 2015.
Further, in 2015, Management is making changes to its internal controls that include: (1) better segregating the roles and responsibilities of its reconciliation, review and monitoring control consisting of management self testing of the key Sarbanes-Oxley controls over the determination and documentation of the allowance, and (2) establishing improved general computing controls that restrict access to applications and data, and the ability to make program changes to the models used in the determination of the allowance to the appropriate personnel and to ensure that the activities of individuals with access to modify output and make program changes are appropriately monitored. We will continue to monitor the efficacy of these and other control improvements. Management believes that these changes, when fully implemented, will be effective in remediating the material weakness.
Except for those referenced in the prior paragraph, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2015.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings
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

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2014 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the first quarter of 2015.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)    Not applicable.
(b)    Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
10.1	Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO
10.2	Form of Executive Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO
10.3	Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan (for executive officers other than CEO)
10.4	Form of Executive Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan (for executive officers other than CEO)
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: May 4, 2015	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2015	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)