Form 10-Q
period 2015-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2015-07-31
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of July 30, 2015, there were issued and outstanding 354,820,613 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2015

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
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At June 30, 2015, we had $39 billion in assets, $28 billion in deposits, and 394 full-service branch locations across New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Our customer-centric strategy is focused on creating a strong, competitive position by differentiating us through a fast, easy, simple and more secure customer experience. Our objective is to provide our customers with the best experience possible based on their individual needs, however they choose to do business with us, whether it's via a branch, ATM, online, mobile phone or through our call center. Our Strategic Investment Plan, which we announced in January 2014, supports our customer-centric strategy. The Strategic Investment Plan represented a pivot in our strategic imperatives by choosing to collectively accelerate certain investments focused on enhancing the customer experience. At the end of our planned three to four year investment period, our objective is to be better positioned to i) deliver greater fee generation and revenue capabilities; ii) improve operating leverage by lowering integration costs of new systems and our overall cost to serve; iii) address growing industry wide regulatory imperatives such as cybersecurity; and iv) improve our overall financial returns. The total cash spend in 2014 through 2017 for these investments was estimated at between $200 million and $250 million. Through our Strategic Investment Plan, we believe we will drive greater customer acquisition and retention and incremental revenue growth that will improve our return profile, with the timing and absolute level of profitability also dependent upon competition and market factors including interest rates.
In 2014, our cash expenditures related to implementing our strategic investment plan approximated $58 million out of the estimated $200 million to $250 million multi-year spend. In 2013, prior to the announcement of, and not including, our strategic investment plan, we spent $40 million in total capital expenditures. In 2014, approximately $41 million of the $58 million in costs related to our strategic investment plan were capitalized, and will be amortized over the useful lives of the assets. Of the $17 million that was expensed, $2 million was classified as “Salaries and Benefits” expense, $1 million was classified as “Technology and communications” expense and $14 million was classified as “Professional services” expense. In addition, we recorded $9 million of amortization expense in 2014 in connection with the strategic investment plan.

In 2015, cash spend is estimated to increase to approximately $70 million, which will increase year-over-year operating expenses related to such investments. In the first half of 2015, approximately $30 million of the $37 million in cash expenditures related to our strategic investment plan were capitalized, and will be amortized over the useful lives of the assets. Of the $7 million that has been expensed, $1 million was classified as “Salaries and Benefits” expense and $6 million was classified as “Professional services” expense. In addition, we have recorded $12 million of amortization expense in 2015 in connection with the strategic investment plan.
Overall, we are on time and on budget. Some of the completed projects and enhancements to date include:

•	Remote deposit capture

•	Person-to-person payment (POP money)

•	Credit card platform enhancements

•	Live chat and online marketing enhancements

•	Customer 360 platform

•	Commercial loan servicing platform

•	Indirect auto loan origination platform
Late in the first quarter of 2015, we implemented our deposit online account opening. Early results show that the customer pull-through rates, i.e. completed transactions, are materially higher than they were on our legacy platform.
In the fourth quarter of 2015, we expect to begin phasing in our Treasury Management suite. This Treasury Management enhancement is a multi-project program and once fully implemented will add the capabilities that larger commercial customers desire, such as, business online banking, foreign exchange, online remote check printing, account analysis and deposit reconciliations. In July, we launched enhanced lockbox services. With these enhancements, we now offer a more robust product set, including an enhanced Wholesale Lockbox, a market leading Retail Lockbox and lockbox services that will support our Healthcare and Commercial Real Estate segments, all products that larger customers will find appealing.
We expect that our strategic investments will drive $80 million in incremental benefits in 2017 and improve our return profile. The benefits that we expect to generate from aforementioned projects along with other system enhancements contemplated in our strategic investment plan will include incremental fee income, increased loan and deposit core customer acquisitions, enhanced pricing opportunities as well as expense efficiencies.
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
During the third quarter of 2011, the Federal Reserve announced that it intended to keep interest rates low through mid-2013, and has taken certain actions, such as “Operation Twist” and Quantitative Easing, aimed at keeping short- and long-term interest rates low, thus spurring economic growth in the labor and housing markets. The most recent round of Quantitative Easing (QE3) began in September 2012, and was an open-ended program calling for the purchase of $40 billion per month in agency mortgage-backed securities. In December 2012, the Federal Open Market Committee ("FOMC") stated it anticipates that the current exceptionally low federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the FOMC's 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC stated it would also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. At the December 2012 meeting, the FOMC also announced it would continue purchasing additional agency mortgage-backed securities at the pace of $40 billion each month and add additional purchases of longer-term Treasury securities initially at a pace of $45 billion per month.
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
In January 2014, the Federal Reserve announced that it would continue tapering its monthly purchases of Treasury and agency mortgage-backed securities by an additional $10 billion, thereby reducing the level of purchases to $65 billion per month.
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
In October 2014, the Federal Reserve announced it had discontinued the quantitative easing program. While the FOMC voted to discontinue monthly bond purchases, they are increasingly divided on the timing of any increase to short-term interest rates. Certain Federal Reserve policy officials have expressed growing concern that maintaining an accommodative monetary policy for longer will lead to inflation exceeding the Federal Reserve’s 2% inflation target and accordingly, the timing of the first increase to short-term interest rates should be during 2015. This view is currently offset by other FOMC members, including Federal Reserve Chair, Janet Yellen, who believe the accommodative policy needs to be maintained and that the Federal Reserve would continue to hold interest rates low until the outlook for the labor market and the general economy improve, including higher overall wages and fewer part time employees. Additionally, some market participants have expressed views that the Federal Funds terminal rate will be 2% lower than historic levels of 4% to 5%, which would impact the steepness of the yield curve in a normalized interest rate environment if correct. Further, depositor behavior is also subject to much debate regarding the pace and timing of deposits flowing out of the banking system.

On December 17, 2014 the FOMC released its Meeting Statement and Economic Projections that, among other things, provide each FOMC participant’s judgment of the midpoint of the appropriate target range for the federal funds rate. The FOMC members’ median projection for the federal funds rate at the end of 2015 was 1.125%. On March 18, 2015, the FOMC updated their economic projections and reduced the midpoint of the appropriate target range for the federal funds rate at the end of 2015 by 0.50% to 0.625%. The median projection for the federal funds rate at the end of 2016 declined from 2.50% to 1.875%. Minutes from the March 18, 2015 meeting demonstrated that the Federal Reserve members are split on whether to increase the federal funds rate in June 2015 stating "Several participants judged that the economic data and outlook were likely to warrant beginning normalization at the June meeting."
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
On June 17, 2015, the FOMC again released their Meeting Statement and Economic Projections. Most notably, the FOMC members’ median projection for the federal funds rate at the end of 2016 decreased 25 basis points to 1.625% and the FOMC members’ median projection for the federal funds rate at the end of 2017 also decreased 25 basis points to 2.875%. The median projection for 2015 remained unchanged at 0.625% suggesting potentially two rate hikes in the year. Minutes from the June Meeting suggest Federal Reserve officials believe they need more time and more evidence that economic growth was sufficiently strong to justify a change in policy accommodation. Furthermore, Federal Reserve officials have grown increasingly concerned about the potential "contagion" from international developments, specifically citing a sluggish Chinese economy and the potential departure of Greece from the Eurozone.
In its release after the July 29, 2015 meeting, the FOMC largely maintained its prior views. While it noted that the labor market and housing have improved, it equally noted that inflation is anticipated to remain near its recent low level in the near term, further removing reference from the June 17, 2015 FOMC meeting that “energy prices appear to have stabilized”. It also maintained its view that business fixed investments and net exports remained soft. Based on the language, the market believes that the timing of the first Federal Reserve liftoff still remains indeterminate.
Despite the decrease in the projections, the continued low levels of inflation and the decline in oil prices has caused the market to believe the Federal Reserve will not raise the federal funds rate as soon or as high as the Federal Reserve projections. The current futures market indicates approximately a 50% probability that the Federal Reserve will increase the Fed Funds Rate by December 2015. In the first half of 2015, longer term interest rates have been more volatile. The 10 year Treasury rate fell to as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013 but has subsequently risen to as high as 2.49% on June 26, 2015 and down to 2.28% on July 29, 2015. The increase in the 10 year Treasury rate is attributable to increases in Eurozone sovereign debt yields, such as the German Bund, that have increased as a result of quantitative easing by the European Central Bank. Similarly, the mortgage refinance rates have increased above 4.00% after declining to as low as 3.75% in April 2015.
We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature and timing of the market reaction and customer behavior, all of which are very unpredictable. There are currently divergent views on the timing and pace of future increases to the federal funds rate with estimates ranging from two to seven implied rate increases of 0.25% by the end of 2016. The pace and magnitude of rising rates will impact future profitability.
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
In connection with conforming our activities to the Volcker Rule, including the establishment of a compliance program by July 21, 2015, we engaged in an enterprise wide review and established a cross functional working group. Our Volcker Rule conformance efforts included the establishment of a corporate-wide compliance program, required for banks with assets over $10 billion, which reviews and monitors Volcker Rule compliance on an on-going basis.
A significant portion of our Volcker Rule conformance efforts included confirming that our activities are either excluded or exempted from the Volcker Rule.  In areas where we have Volcker Rule applicability, including in connection with capital markets (e.g., risk mitigating hedging), residential lending (e.g., secondary mortgage originations) and certain other activities, Volcker Rule conformance is not anticipated to have a material impact.
We have Volcker Rule applicability in connection with Collateralized Loan Obligations ("CLOs") held in our investment securities portfolio. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by CLOs where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On December 18, 2014, the Federal Reserve Board announced it would give banking entities until July 21, 2016 to conform investments in covered funds that were in place prior to December 31, 2013 ("legacy covered funds"). The Board also announced its intention to grant banking entities an additional one year extension of the conformance period for legacy covered funds which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests to the stated provisions of the final Volcker Rule.
At June 30, 2015, we have $726 million of CLO investments, with a weighted average yield of 3.2% that could be impacted by this rule ("legacy CLO"). These investments are further described under “Risk Management—Investment Securities Portfolio.” While we believe that it is unlikely regulatory agencies will initiate any further changes in the Volcker Rule concerning the treatment of legacy CLOs, we continue to evaluate structural solutions that we can apply to our legacy CLO securities and monitor expected prepayments, refinancing and other solutions initiated by the asset managers of the CLO structure that we believe would make any remaining legacy CLO securities compliant with the stated provisions of the final Volcker Rule. CLO securities that are not compliant with the Volcker Rule may bear greater price risk as the conformance date draws nearer.
As of June 30, 2015, we have purchased $347 million of newly issued CLO investments that we believe to be exempt from the Volcker Rule.  These CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.
Should we no longer be able to hold such securities, we could i) sell these securities expeditiously, and not be able to realize the value we might be able to realize with a normal market sale; ii) recognize all unrealized losses on such securities should we determine it is not more likely than not that we can hold any securities that have a fair value less than book value to a time when the fair value would be at least equal to its book value, which could be the security’s maturity; and iii) reinvest proceeds in other, likely lower yielding investments, which would reduce our revenues. Of the bonds that could be impacted by the Volcker Rule, at June 30, 2015, we had $132 million of legacy CLO securities with fair values less than their book values, aggregating to a $0.5 million unrealized loss. We continue to believe it is more likely than not that we can hold any underwater bonds to recovery, which could be maturity as the Federal Reserve intends to extend the holding period to July 21, 2017 and we believe that expected prepayments, refinancing and other structural remedies would enable us to make any remaining CLO securities compliant with the stated ownership interest provisions of the final Volcker Rule and thus allow us to continue holding the bonds after the conformance period ends.
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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At June 30, 2015, the par value of our portfolio of residential mortgage-backed securities totaled $7.3 billion, which included $7.0 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.5 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.

SELECTED QUARTERLY FINANCIAL DATA

	2015		2014
At or for the quarter ended	June 30	March 31	December 31	September 30	June 30
Selected financial condition data:	(in millions, except per share amounts)
Total assets	$39,064	$38,907	$38,551	$37,972	$38,628
Loans and leases, net	23,133	22,887	22,803	22,547	22,126
Investment securities:
Available for sale	5,751	5,911	5,915	6,198	6,684
Held to maturity	6,170	6,215	5,942	5,352	4,834
Goodwill and other intangibles	1,404	1,411	1,417	1,423	2,528
Deposits	28,447	28,250	27,781	27,670	27,445
Borrowings	5,959	5,973	6,206	5,662	5,624
Stockholders’ equity	$4,121	$4,125	$4,093	$4,096	$5,082
Common shares outstanding	355	354	353	355	355
Selected operations data:
Interest income	$298	$297	$302	$304	$302
Interest expense	35	34	32	31	30
Net interest income	263	263	270	273	272
Provision for credit losses	21	13	36	17	20
Net interest income after provision for credit losses	242	250	234	257	252
Noninterest income	87	82	77	75	81
Restructuring charges	—	18	9	2	—
Goodwill impairment	—	—	—	1,100	—
Deposit account remediation	—	—	(23)	45	—
Other noninterest expense	248	244	248	249	244
Income (loss) before income tax	81	71	77	(1,065)	89
Income tax expense (benefit)	20	20	8	(145)	13
Net income (loss)	61	51	69	(920)	76
Preferred stock dividend	8	8	8	8	8
Net income (loss) available to common stockholders	$53	$44	$62	$(928)	$68
Common stock and related per share data:
Earnings (loss) per common share:
Basic	$0.15	$0.12	$0.17	$(2.65)	$0.19
Diluted	0.15	0.12	0.17	(2.65)	0.19
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value(1)	10.77	10.80	10.71	10.72	13.54
Tangible book value per share(1)(2)	6.77	6.78	6.67	6.66	6.32
Market Price (NASDAQ: FNFG):
High	9.86	9.20	8.61	9.05	9.61
Low	8.45	7.42	7.00	8.32	8.27
Close	9.44	8.84	8.43	8.33	8.74

(1)	Excludes unallocated employee stock ownership plan shares prior to January 1, 2015 and unvested restricted stock shares.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

	2015		2014
At or for the quarter ended	June 30	March 31	December 31	September 30	June 30
	(dollars in millions)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.63%	0.54%	0.72%	(9.46)%	0.80%
Common equity:
Return on average common equity	5.63	4.69	6.42	(77.27)	5.80
Return on average tangible common equity(2)	8.94	7.48	10.24	(163.71)	12.48
Total equity:
Return on average equity	5.90	5.05	6.62	(71.57)	6.01
Return on average tangible equity(2)	8.94	7.68	10.07	(141.16)	12.01
Net interest rate spread	2.93	2.97	3.02	3.13	3.18
Net interest rate margin	3.02	3.07	3.11	3.21	3.26
Efficiency ratio(3)	70.9	75.6	67.5	400.6	69.2
Operating expenses as a percentage of average loans and deposits(4)	1.93	2.05	1.85	11.19	1.97
Effective tax rate (benefit)	24.7	28.0	10.2	(13.6)	14.5
Dividend payout ratio	53.33	66.67	47.06	N/M	42.11
Capital ratios:
First Niagara Financial Group, Inc.
Tier 1 risk-based capital(5)	10.03	10.02	9.81	9.82	9.58
Total risk-based capital(5)	11.96	11.95	11.75	11.75	11.53
Common equity tier 1 capital(5)	8.50	8.48	N/A	N/A	N/A
Tier 1 risk-based common capital(2)(5)	N/A	N/A	8.20	8.19	7.93
Leverage ratio(5)	7.60	7.56	7.50	7.34	7.34
Ratio of stockholders’ equity to total assets	10.55	10.60	10.62	10.79	13.16
Ratio of tangible common stockholders’ equity to tangible assets(2)	6.32%	6.34%	6.30%	6.39%	6.14%
Risk-weighted assets(5)	$28,444	$28,152	$28,186	$27,729	$27,313
First Niagara Bank:(5)
Tier 1 risk-based capital	10.66	10.65	10.48	10.41	10.19
Total risk-based capital	11.54%	11.53%	11.37%	11.27%	11.05%
Common equity tier 1 capital	10.66%	10.65%	N/A	N/A	N/A
Leverage ratio	8.07%	8.03%	8.01%	7.78%	7.80%
Risk-weighted assets	$28,358	$28,068	$28,146	$27,686	$27,272
Other data:
Number of full service branches	394	394	411	411	411
Full time equivalent employees	5,364	5,322	5,572	5,768	5,874

N/M    Not meaningful

(1)	Computed using daily averages. Annualized where appropriate.

(2)	This is a non-GAAP financial measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

(5)
Basel III Transitional rules became effective for us on January 1, 2015. Risk-based ratios and amounts presented prior to March 31, 2015 are calculated under Basel I rules. As of March 31, 2015, risk-based ratios and amounts presented are calculated under the Basel III Standardized Transitional Approach. Common equity tier 1 capital under Basel III replaced tier 1 common capital under Basel I. Prior to Basel III becoming effective on January 1, 2015, tier 1 common capital under Basel I was a non-GAAP financial measure.

GAAP to Non-GAAP Reconciliation
	2015		2014
At or for the quarter ended	June 30	March 31	December 31	September 30	June 30
	(in millions)
Computation of ending tangible assets:
Total assets	$39,064	$38,907	$38,551	$37,972	$38,628
Less: goodwill and other intangibles	(1,404)	(1,411)	(1,417)	(1,423)	(2,528)
Tangible assets	$37,659	$37,497	$37,134	$36,549	$36,099

Computation of ending tangible common equity:
Total stockholders' equity	$4,121	$4,125	$4,093	$4,096	$5,082
Less: goodwill and other intangibles	(1,404)	(1,411)	(1,417)	(1,423)	(2,528)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,379	$2,376	$2,338	$2,334	$2,215

Computation of average tangible equity:
Total stockholders' equity	$4,145	$4,128	$4,141	$5,100	$5,066
Less: goodwill and other intangibles	(1,408)	(1,414)	(1,420)	(2,515)	(2,532)
Tangible equity	$2,737	$2,714	$2,721	$2,586	$2,534

Computation of average tangible common equity:
Total stockholders' equity	$4,145	$4,128	$4,141	$5,100	$5,066
Less: goodwill and other intangibles	(1,408)	(1,414)	(1,420)	(2,515)	(2,532)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,399	$2,376	$2,383	$2,248	$2,196

Computation of Tier 1 common capital:(1)
Tier 1 capital	N/A	N/A	$2,764	$2,723	$2,614
Less: qualifying restricted core capital elements	N/A	N/A	(114)	(114)	(113)
Less: perpetual non-cumulative preferred stock	N/A	N/A	(338)	(338)	(338)
Tier 1 common capital (Non-GAAP)	N/A	N/A	$2,312	$2,271	$2,162

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

	Three months ended			Six months ended June 30,
	June 30,	March 31,	June 30,	2015	2014
(in millions, except per share data)	2015	2015	2014
Operating results (Non-GAAP):
Net interest income	$263	$263	$272	$526	$543
Provision for credit losses	21	13	20	34	44
Noninterest income	87	82	81	169	158
Noninterest expense	248	244	244	491	482
Income tax expense	20	27	13	47	30
Net operating income (Non-GAAP)	$61	$62	$76	$123	$144
Operating earnings per diluted share (Non-GAAP)	$0.15	$0.15	$0.19	$0.30	$0.37
Reconciliation of net operating income to net income	$61	$62	$76	$123	$144
Nonoperating expenses, net of tax at effective tax rate:
Restructuring charges ($18 million pre-tax for the three months ended March 31, 2015 and six months ended June 30, 2015, and $10 million pre-tax for the six months ended June 30, 2014)	—	(11)	—	(11)	(8)
Total nonoperating expenses, net of tax	—	(11)	—	(11)	(8)
Net income (GAAP)	$61	$51	$76	$112	$136
Earnings per diluted share (GAAP)	$0.15	$0.12	$0.19	$0.27	$0.34
Our second quarter of 2015 results reflect stable net interest income, strong noninterest income growth, and strong credit quality metrics with significant declines in nonperforming loans and criticized assets. We had solid execution in the second quarter of 2015 reflecting adherence to our prudent credit underwriting practices and progress in implementing our strategic investment plan, which remains on time and on budget. We are focused on providing a faster, easier, simpler and even more secure banking experience, and our customers are responding well.
Compared to the prior quarter, revenues increased as most noninterest income categories benefited from strong customer activity as well as seasonal strength. Our period end commercial business loan balances increased 9% annualized from the prior quarter benefiting from strong activity in June. Our loan pipeline at the end of the quarter was also robust. Sequentially, average consumer deposit balances increased 5% annualized sequentially driven by interest-bearing checking and money market deposit balances and our net interest margin of 3.02% was in line with our expectations.

Comparison to Prior Quarter
Our second quarter 2015 GAAP net income was $61 million, or $0.15 per diluted share. By comparison, in the first quarter of 2015, we reported GAAP net income of $51 million, or $0.12 per diluted share, which included $18 million, or $0.03 per diluted share, in pre-tax restructuring charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct that was discovered in February 2015. Excluding these items, our operating (non-GAAP) net income for the three months ended March 31, 2015 amounted to $62 million, or $0.15 per diluted share.
Our second quarter 2015 net interest income was unchanged from the prior quarter at $263 million as the benefits of earning asset growth and one extra day in the quarter were offset by the continued impact of reinvestments and repricing of assets in the current low interest rate and competitive pricing environment. Average interest-earning assets increased $168 million, or 2% annualized, while average interest-bearing liabilities increased $179 million, or 3% annualized. Growth in average interest earning assets reflected continued loan growth, particularly in commercial business, home equity, and indirect auto loans. Average investment securities increased 5% from the prior quarter, driven by growth in our residential mortgage-backed securities portfolio partially offset by a decline in our commercial mortgage-backed securities portfolio. The five basis points decrease in net interest margin in the second quarter of 2015 reflected compression of earning asset yields in the current low interest rate and competitive pricing environment, as well as the impact of deposit pricing promotional campaigns. Average commercial loan yields increased three basis points while consumer loan yields declined 11 basis points from the prior quarter.
Compared to the prior quarter, average loans increased 1% annualized during the second quarter of 2015 driven primarily by increases in our Eastern Pennsylvania and Tri-State markets. Average commercial business and real estate loans increased less than 1% annualized. Average commercial loan growth was impacted by the timing of new business volumes, commercial real estate paydowns early in the quarter as well as our continued focus on balancing volume growth with prudent credit underwriting. Average commercial real estate loans were flat while commercial business loans increased 2% annualized. The increase in average commercial business loans was driven primarily by increases in the middle market and healthcare segments while average commercial real estate loan balances were impacted by higher principal paydowns driven by customers' sale of the properties. Period end commercial business loan balances increased 9% and our pipeline was strong at June 30, 2015, particularly in our middle market and healthcare segments.
Average consumer loans increased 2% annualized driven by a 3% and 9% increase in our home equity and indirect auto portfolios, respectively, partially offset by a 22% decrease in other consumer loans. Average indirect auto loan balances increased $51 million, or 9% annualized, to $2.2 billion as strong new origination activity was partially offset by increased paydowns. New originations in the quarter, which totaled $273 million, yielded 3.38%, net of dealer reserve, which was an increase of 13 basis points compared to the prior quarter originations as we continue to seek yield over volume. Average residential real estate loans decreased 1%, driven by the prepayment of adjustable rate mortgages and our strategy of selling most newly originated fixed rate residential real estate loans in the secondary market.
Average deposits increased 6% annualized from the prior quarter to $28.2 billion and our average core deposits increased over 5% sequentially driven by a 10% increase in interest-bearing checking balances. Total average interest-bearing deposit balances increased 8% annualized led by sequential increases across all categories. Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 5% annualized from the prior quarter and represent 37% of our average deposit balances at June 30, 2015, as compared to 38% at March 31, 2015. Average interest-bearing checking balances increased $130 million, or 10% from the prior quarter, driven by continued growth in net new checking units and average balance growth. Average money market deposit balances increased $119 million, or 5% annualized, reflecting promotional marketing campaigns. Time deposits increased $139 million, or 15% annualized, from the prior quarter driven primarily by a significant increase in brokered deposits partially offset by decreases in both municipal and consumer certificates of deposit. The average cost of interest-bearing deposits increased one basis point from the prior quarter to 0.29%.
Average consumer deposit balances increased 5% annualized to $18.1 billion driven by higher customer balances, new account acquisitions, and successful money market deposit promotional campaigns primarily in our New York state footprint. Average consumer interest-bearing and noninterest-bearing checking balances increased 12% from the prior quarter reflecting higher balances held by customers as well as new customer acquisitions. Average savings balances increased 7% annualized driven by our new Companion Savings accounts as well as higher average customer balances.
Our provision for credit losses totaled $21 million and $13 million for the three months ended June 30, 2015 and March 31, 2015, respectively. Nonperforming assets decreased to $225 million, or 0.58% of total assets, at June 30, 2015 from $247 million, or 0.63% of total assets at March 31, 2015. Total criticized and classified loans decreased 5% and 4%, respectively, over the same time period.
The provision for loan losses on originated loans totaled $20 million and $11 million for the second quarter of 2015 and the first quarter of 2015, respectively. Annualized net charge-offs equaled 0.31% of average originated loans, unchanged from the first quarter of 2015. At June 30, 2015, originated criticized loans decreased $23 million, or 3%, to $738 million, or 3.7% of originated loans, primarily due to favorable credit migration and paydowns. Nonperforming originated loans of $181 million decreased 8% from March 31, 2015 as a result of charge-offs and paydowns.
The provision for losses on acquired loans totaled $1 million and $3 million in the second quarter and first quarter of 2015, respectively. Annualized net charge-offs equaled 0.06% of average acquired loans for the second quarter of 2015, compared to 0.25% for the first quarter of 2015. At June 30, 2015, acquired classified and criticized loans decreased 8% and 13%, respectively from March 31, 2015. Approximately $79 million of credit related discount remain on the acquired loan portfolio which equates to a 2.2% coverage ratio, slightly down from last quarter and which we believe is adequate to cover expected losses in the acquired loan portfolio. The decline in the credit related discount was primarily driven by charge-offs related to the Harleysville and NewAlliance portfolios.
Noninterest income increased $4 million, or 5%, in the second quarter of 2015 compared to the first quarter of 2015, driven by strong consumer activity, an additional day in the quarter, and typical seasonal trends. Noninterest income for the three months ended June 30, 2015 included $3 million in tax credit amortization for investments we made during the quarter. There was no such amortization in the first quarter of 2015. Excluding this amortization, noninterest income increased $7 million, or 9%. Noninterest expenses decreased $13 million from the first quarter of 2015. Excluding $18 million in pre-tax restructuring charges in the first quarter of 2015, noninterest expenses increased $4 million reflecting business and volume related expenses as well as vendor and other costs associated with our strategic initiatives and other corporate activities.
Our effective tax rate was 24.7% and 28.0% for the three months ended June 30, 2015 and March 31, 2015, respectively, primarily reflecting the benefit of a tax credit investment in the second quarter of 2015 that reduced our income tax expense.
Comparison to Prior Year Quarter
Our second quarter 2015 GAAP net income was $61 million, or $0.15 per diluted share, compared to $76 million, or $0.19 per diluted share, for the second quarter of 2014. The decrease in GAAP net income and earnings per diluted share was primarily attributable to a higher effective tax rate and net interest margin compression.
Our second quarter of 2015 net interest income decreased $9 million, or 3%, from the second quarter of 2014. Our taxable equivalent net interest margin decreased 24 basis points to 3.02% at June 30, 2015 from 3.26% in the second quarter of 2014. During the current quarter, yields on average interest-earning assets decreased 20 basis points, compared to the same quarter in 2014, driven by lower yields across all loan portfolios. The cost of interest-bearing liabilities of 0.49% for the current quarter increased five basis points from the same quarter in 2014.

Average loans increased 5% for the quarter ended June 30, 2015 compared to the same quarter in 2014. Average commercial business and real estate loans increased 5% over the same quarter in 2014, with our commercial real estate and commercial business portfolios both increasing 5%. Average consumer loans increased 7%, primarily driven by growth in home equity and indirect auto loan balances, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 7% over the prior year and represent 37% of our average deposit balances, up from 36% a year ago. Average noninterest-bearing checking deposits increased 7% over the prior year, which was driven primarily by business checking growth. Average interest-bearing checking balances increased $311 million, or 6%, for the quarter ended June 30, 2015 from the same quarter in the prior year and average noninterest-bearing checking balances increased $350 million, or 7%. Average money market balances increased 3% compared to the prior year quarter while time deposits decreased 1%. The average cost of interest-bearing deposits of 0.29% increased six basis points from the prior year quarter.
Our provision for credit losses totaled $21 million and $20 million for the three months ended June 30, 2015 and 2014, respectively. The provision for loan losses on originated loans was $20 million and $19 million in the second quarter of 2015 and 2014, respectively. Nonperforming originated loans as a percentage of originated loans increased to 0.91% at June 30, 2015 from 0.86% at June 30, 2014. Annualized net charge-offs amounted to 0.31% and 0.30% of average originated loans for the three months ended June 30, 2015 and 2014, respectively.
The provision for credit losses on acquired loans totaled $1 million and $0.3 million in the second quarter of 2015 and 2014, respectively. Annualized net charge-offs equaled 0.06% of average acquired loans for the quarters ended June 30, 2015 and 2014.
For the quarter ended June 30, 2015, noninterest income increased $6 million, or 7%, from the same period in 2014. Increases in mortgage banking, capital markets income, and other income were partially offset by decreases in deposit service charges and lending and leasing. Other income for the quarters ended June 30, 2015 and 2014 included $3 million and $7 million, respectively, in amortization for tax credit investments, which was more than offset by lower tax expense in each quarter. Noninterest expenses increased $4 million, or 2%, during the same period. Technology and communications, marketing and advertising, professional services, and federal deposit insurance premiums increased while declines in salaries and benefits, occupancy and equipment, and amortization of intangibles partially offset the impact of these increases.
Our effective tax rate was 24.7% and 14.5% for the second quarter of 2015 and 2014, respectively. The effective tax rate for the second quarter of 2015 reflects our investments in certain tax credits originated by our commercial real estate business. The effective tax rate for the three months ended June 30, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain tax credits.
Comparison to Prior Year to Date
Our GAAP net income for the six months ended June 30, 2015 was $112 million, or $0.27 per diluted share, compared to $136 million, or $0.34 per diluted share, for the six months ended June 30, 2014. The decrease in GAAP net income and earnings per diluted share was primarily attributable to a higher effective tax rate and net interest margin compression. Excluding $18 million in pre-tax restructuring charges, our non-GAAP operating net income for the six months ended June 30, 2015 was $123 million, or $0.30 per diluted share. Excluding $10 million in pre-tax restructuring charges, our non-GAAP operating net income was $144 million, or $0.37 per diluted share for the six months ended June 30, 2014.
Our GAAP net income for the six months ended June 30, 2015 included a modest benefit from the net impact of the investments in certain tax credits recognized during the period, the amortization of the net investment in a similar amount, and the tax expense benefit of the amortization as well as $18 million in pre-tax restructuring charges incurred primarily in connection with the consolidation of 17 branches, the completion of our organization simplification during the first quarter, and third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct that was discovered in February 2015. Our GAAP net income for the six months ended June 30, 2014 included $10 million in pre-tax restructuring charges incurred primarily in connection with the branch staffing realignment and consolidation of certain branches completed in the first quarter as well as a modest benefit from the net impact of the historic tax credits recognized during the period, the amortization of the net investment in a similar amount, and the tax expense benefit of the amortization.
Our net interest income for the six months ended June 30, 2015 decreased $17 million, or 3%, from the six months ended June 30, 2014. Our taxable equivalent net interest margin decreased 26 basis points to 3.04% for the six months ended June 30, 2015 from 3.30% for the six months ended June 30, 2014. During the six months ended June 30, 2015, yields on average interest-earning assets decreased 21 basis points, compared to the same period in 2014, driven by lower yields across all loan portfolios with the exception of our credit card portfolio. The cost of interest-bearing liabilities of 0.49% for the first half of 2015 increased five basis points from the first half of 2014.
Average loans increased 6% for the six months ended June 30, 2015 compared to the same period in 2014. Average commercial business and real estate loans increased 6% over the six months ended June 30, 2014, with our commercial real estate portfolio increasing 5% and our commercial business portfolio increasing 6%. Average consumer loans increased 7%, primarily driven by growth in home equity and indirect auto loan balances, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 8% over the prior year. Average interest-bearing checking balances increased $289 million, or 6%, for the six months ended June 30, 2015 from the same period in the prior year. Average noninterest-bearing checking deposits increased $457 million, or 9%, over the prior year. Average money market balances increased 3% annualized compared to the prior year while time deposits increased 1%. The average cost of interest-bearing deposits of 0.29% increased six basis points from the prior year.
Our provision for credit losses totaled $34 million and $44 million for the six months ended June 30, 2015 and 2014, respectively. The provision for loan losses on originated loans decreased to $31 million for the six months ended June 30, 2015 from $39 million for the six months ended June 30, 2014. Annualized net charge-offs equaled 0.31% and 0.33% of average originated loans for the six months ended June 30, 2015 and 2014.
The provision for credit losses on acquired loans totaled $4 million for the six months ended June 30, 2015 and 2014. Annualized net charge-offs equaled 0.16% for the six months ended June 30, 2015, compared to 0.14% for all of 2014.
For the six months ended June 30, 2015, noninterest income increased $11 million, or 7%, from the same period in 2014. Increases in merchant and card fees, mortgage banking, capital markets income, and other income were partially offset by decreases in deposit service charges, wealth management services, lending and leasing, and bank owned life insurance. Other income for the six months ended June 30, 2015 and 2014 included $3 million and $15 million in amortization for tax credit investments, which was more than offset by lower tax expense. Noninterest expenses increased $16 million during the same period. Excluding $18 million and $10 million in pre-tax restructuring charges for the six months ended June 30, 2015 and 2014, respectively, noninterest expenses increased $9 million, or 2%. Increases in technology and communications, marketing and advertising, professional services, federal deposit insurance premiums, and other expense were partially offset by decreases in salaries and benefits, occupancy and equipment, and amortization of intangibles.
Our effective tax rate was 26.3% and 16.9% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate for the six months ended June 30, 2015 reflects the benefit of investments in certain tax credits originated by our commercial real estate business during 2015. The effective tax rate for the six months ended June 30, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain tax credits.

Net Interest Income
Second quarter 2015 net interest income of $263 million was unchanged from the prior quarter as the benefit of 2% of earning asset growth was offset by a five basis points decline in our net interest margin. The benefit of one extra day in the quarter was offset by the continued impact of reinvestments and re-pricing of assets in the current low interest rate and competitive pricing environment. Approximately one-half of the five basis points decrease in our tax equivalent net interest margin was attributable to one extra day in the quarter. Additionally, the decline in our net interest margin reflects continued compression of securities and loan yields from prepayments and reinvestments at current market rates, particularly in our residential mortgage-backed securities and consumer loan portfolios, as well as the impact of deposit pricing promotional campaigns.
Lower mortgage rates earlier in the quarter resulted in an increase in premium amortization on our residential mortgage-backed securities portfolio, from $6 million for the prior quarter to $9 million for the current quarter. Included in this amortization is about $1 million of a retroactive adjustment on collateralized mortgage obligations. We also had a total benefit of $4 million from prepayments of some collateralized loan obligations that were carried at a discount and early loan payoffs. The yield on average interest-earning assets decreased three basis points from the prior quarter due to the impact of the roll off of higher earning assets and roll on of lower earning assets.
Average interest-earning assets increased $168 million, or 2% annualized, while average interest-bearing liabilities increased $179 million, or 3% annualized. Growth in average interest earning assets reflected continued loan growth, particularly in commercial business, home equity, and indirect auto loans. Average investment securities increased 5% from the prior quarter, driven by 11% growth in our residential mortgage-backed securities portfolio partially offset by a 27% decline in our commercial mortgage-backed securities portfolio.
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
On December 17, 2014 the FOMC released its Meeting Statement and Economic Projections that, among other things, provide each FOMC participant’s judgment of the midpoint of the appropriate target range for the federal funds rate. The FOMC members’ median projection for the federal funds rate at the end of 2015 was 1.125%. On March 18, 2015 the FOMC updated their Economic Projections and reduced the midpoint of the appropriate target range for the federal funds rate at the end of 2015 by 0.50% to 0.625%. The median projection for the federal funds rate at the end of 2016 declined from 2.50% to 1.875%. On March 18, 2015 the FOMC updated its Economic Projections and reduced the midpoint of the appropriate target range for the federal funds rate at the end of 2015 by 0.50% to 0.625%. The median projection for the federal funds rate at the end of 2016 declined from 2.50% to 1.875%. Minutes from the March 18, 2015 meeting demonstrated the Fed members are split on whether to increase the federal funds rate in June 2015 stating “Several participants judged that the economic data and outlook were likely to warrant beginning normalization at the June meeting.”
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
On June 17, 2015, the FOMC again released its Meeting Statement and Economic Projections. Most notably, the FOMC members’ median projection for the federal funds rate at the end of 2016 decreased 25 basis points to

1.625% and the FOMC members’ median projection for the federal funds rate at the end of 2017 also decreased 25 basis points to 2.875%. The median projection for 2015 remained unchanged at 0.625% suggesting potentially two rate hikes in the year. Minutes from the June Meeting suggest Federal Reserve officials believe they need more time and more evidence that economic growth was sufficiently strong to justify a change in policy accommodation. Furthermore, Federal Reserve officials have grown increasingly concerned about the potential "contagion" from international developments, specifically citing a sluggish Chinese economy and the potential departure of Greece from the Eurozone.
In its release after the July 29, 2015 meeting, the FOMC largely maintained its prior views. While it noted that the labor market and housing have improved, it equally noted that inflation is anticipated to remain near its recent low level in the near term, further removing reference from the June 17, 2015 FOMC meeting that “energy prices appear to have stabilized”. It also maintained its view that business fixed investments and net exports remained soft. Based on the language, the market believes the that the timing of the first Federal Reserve liftoff still remains indeterminate.
Despite the decrease in the FOMC projections, the continued low levels of inflation and the decline in oil prices has caused the market to believe the Federal Reserve will not raise the federal funds rate as soon or as high as the Federal Reserve projections. The current futures market indicates approximately a 50% probability that the Federal Reserve will increase the Fed Funds Rate by December 2015. In the first half of 2015, longer term interest rates have been more volatile. The 10 year Treasury rate fell to as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013 but has subsequently risen to as high as 2.49% on June 26, 2015 and down to 2.28% on July 29, 2015. The increase in the 10 year Treasury rate is attributable to increases in Eurozone sovereign debt yields, such as the German Bund, that have increased as a result of quantitative easing by the European Central Bank. Similarly, the mortgage refinance rates have increased back above 4.00% after declining to as low as 3.75% in April 2015.
We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable. There are currently divergent views on the timing and pace of future increases to the federal funds rate with estimates ranging from two to seven implied rate increases of 0.25% by the end of 2016. The pace and magnitude of rising rates will impact future profitability.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	June 30, 2015		March 31, 2015
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,257	3.61%	$8,263	3.60%	$(6)	0.01%
Business	5,830	3.48	5,797	3.43	33	0.05
Total commercial lending	14,087	3.56	14,060	3.53	27	0.03
Consumer:
Residential real estate	3,326	3.68	3,338	3.78	(12)	(0.10)
Home equity	2,963	3.86	2,939	3.91	24	(0.05)
Indirect auto	2,238	2.74	2,187	2.79	51	(0.05)
Credit cards	304	11.40	311	11.74	(7)	(0.34)
Other consumer	260	8.49	275	8.49	(15)	—
Total consumer lending	9,091	3.91	9,050	4.02	41	(0.11)
Total loans	23,178	3.73	23,110	3.75	68	(0.02)
Residential mortgage-backed securities(3)	7,381	2.30	7,180	2.49	201	(0.19)
Commercial mortgage-backed securities(3)	1,311	3.42	1,404	3.26	(93)	0.16
Other investment securities(3)	3,604	3.75	3,554	3.52	50	0.23
Total investment securities	12,296	2.85	12,138	2.88	158	(0.03)
Money market and other investments	100	1.56	158	1.01	(58)	0.55
Total interest-earning assets	35,574	3.42%	35,406	3.45%	168	(0.03)%
Noninterest-earning assets(4)(5)	3,339		3,301		38
Total assets	$38,913		$38,707		$206
Interest-bearing liabilities:
Deposits
Savings deposits	$3,494	0.09%	$3,432	0.08%	$62	0.01%
Checking accounts	5,131	0.03	5,001	0.03	130	—
Money market deposits	10,251	0.29	10,132	0.26	119	0.03
Certificates of deposit	3,917	0.82	3,778	0.84	139	(0.02)
Total interest-bearing deposits	22,793	0.29	22,343	0.28	450	0.01
Borrowings
Short-term borrowings	4,522	0.48	5,125	0.46	(603)	0.02
Long-term borrowings	1,359	3.90	1,027	4.98	332	(1.08)
Total borrowings	5,881	1.27	6,152	1.21	(271)	0.06
Total interest-bearing liabilities	28,674	0.49%	28,495	0.48%	179	0.01%
Noninterest-bearing deposits	5,427		5,430		(3)
Other noninterest-bearing liabilities	667		654		13
Total liabilities	34,768		34,579		189
Stockholders’ equity(4)	4,145		4,128		17
Total liabilities and stockholders’ equity	$38,913		$38,707		$206
Net interest rate spread		2.93%		2.97%		(0.04)%
Net interest rate margin		3.02%		3.07%		(0.05)%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $268 million for the quarter ended June 30, 2015 equaled our taxable equivalent net interest income from the quarter ended March 31, 2015. Overall the yield on interest-earning assets decreased three basis points as a result of the combined effects of yield compression on our loan portfolio and residential mortgage-backed securities portfolio due to the impact of reinvestments and repricing of assets in the current low interest rate environment. Average interest-earning assets increased 2% annualized from the prior quarter driven by growth in both loans and investment securities.
Our average balance of investment securities increased quarter over quarter by $158 million. Yields on our investment securities portfolio decreased three basis points primarily due to the combined impact of higher premium amortization on our collateralized mortgage obligations portfolio and purchases of new securities at yields lower than the overall portfolio. This decrease in investment securities yields reflected a $2 million benefit from income accretion from prepayments of certain collateralized loan obligations more than offset by a $1 million retroactive adjustment to reflect elevated prepayment speeds in the residential mortgage-backed securities portfolio as well as purchases of new balances at yields lower than the overall portfolio.
Loan yields declined two basis points to 3.73%, driven primarily by elevated refinance activity in our residential real estate portfolio. Overall, our loan growth was 1% annualized from the first quarter of 2015, as our average loan balances increased by $68 million. Commercial loan growth was $27 million and home equity and indirect auto remained a source of growth contributing $24 million and $51 million, respectively, of the average net loan growth this quarter. Indirect auto originations increased $39 million, or 16%, to $273 million during the second quarter of 2015. These increases were partially offset by a slight decrease in our residential real estate and other consumer portfolios.
Lower commercial loan growth this quarter was attributable to higher paydowns on investor real estate loans early in the quarter, resulting from the underlying property being sold by our borrowers, and the timing of second quarter originations were concentrated in the second half of June.
Our average balances of interest-bearing deposits increased by $450 million and our average rate paid increased one basis point from the prior quarter. The increase in our average balances was driven by an increase in our brokered time deposits of $283 million as we expanded our use of these deposits as a source of funding. Increases in our average retail checking and money market balances also contributed to the increase in interest-bearing deposits. The rate paid on interest-bearing deposits increased one basis point to 0.29% reflecting a modest shift in deposit mix and the impact of promotional pricing on money market deposit accounts.
Our average borrowings decreased quarter over quarter by $271 million as average short-term borrowings decreased $603 million, or 47%, and average long-term borrowings more than doubled to $1.4 billion. Our cost of borrowings increased six basis points from the first quarter of 2015 to 1.27% for the second quarter of 2015.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	June 30, 2015		June 30, 2014
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,257	3.61%	$7,899	3.77%	$358	(0.16)%
Business	5,830	3.48	5,564	3.56	266	(0.08)
Total commercial lending	14,087	3.56	13,463	3.68	624	(0.12)
Consumer:
Residential real estate	3,326	3.68	3,361	3.80	(35)	(0.12)
Home equity	2,963	3.86	2,800	4.06	163	(0.20)
Indirect auto	2,238	2.74	1,750	2.85	488	(0.11)
Credit cards	304	11.40	308	11.44	(4)	(0.04)
Other consumer	260	8.49	291	8.53	(31)	(0.04)
Total consumer lending	9,091	3.91	8,510	4.13	581	(0.22)
Total loans	23,178	3.73	21,973	3.89	1,205	(0.16)
Residential mortgage-backed securities(3)	7,381	2.30	6,097	2.67	1,284	(0.37)
Commercial mortgage-backed securities(3)	1,311	3.42	1,608	3.45	(297)	(0.03)
Other investment securities(3)	3,604	3.75	4,159	3.69	(555)	0.06
Total investment securities	12,296	2.85	11,864	3.13	432	(0.28)
Money market and other investments	100	1.56	165	1.27	(65)	0.29
Total interest-earning assets	35,574	3.42%	34,002	3.62%	1,572	(0.20)%
Noninterest-earning assets(4)(5)	3,339		4,211		(872)
Total assets	$38,913		$38,213		$700
Interest-bearing liabilities:
Deposits
Savings deposits	$3,494	0.09%	$3,654	0.09%	$(160)	—%
Checking accounts	5,131	0.03	4,820	0.03	311	—
Money market deposits	10,251	0.29	9,971	0.22	280	0.07
Certificates of deposit	3,917	0.82	3,971	0.66	(54)	0.16
Total interest-bearing deposits	22,793	0.29	22,416	0.24	377	0.05
Borrowings
Short-term borrowings	4,522	0.48	4,410	0.43	112	0.05
Long-term borrowings	1,359	3.90	733	6.62	626	(2.72)
Total borrowings	5,881	1.27	5,143	1.31	738	(0.04)
Total interest-bearing liabilities	28,674	0.49%	27,559	0.44%	1,115	0.05%
Noninterest-bearing deposits	5,427		5,077		350
Other noninterest-bearing liabilities	667		511		156
Total liabilities	34,768		33,147		1,621
Stockholders’ equity(4)	4,145		5,066		(921)
Total liabilities and stockholders’ equity	$38,913		$38,213		$700
Net interest rate spread		2.93%		3.18%		(0.25)%
Net interest rate margin		3.02%		3.26%		(0.24)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income decreased $9 million for the second quarter of 2015 compared to the second quarter of 2014 reflecting an increase in net-interest earning assets of $457 million and a decrease in our net interest rate margin of 24 basis points. The $1.6 billion increase in interest-earning assets reflects organic loan growth in our commercial, home equity, and indirect auto portfolios. Over the same period, our average interest-bearing liabilities increased by $1.1 billion, as we funded our balance sheet growth by strategically replacing certain money market and time deposits with lower costing brokered deposits and long-term borrowings. Our noninterest-bearing deposits increased 7% from the second quarter of 2014, driven primarily by business checking growth while our interest-bearing checking balances increased nearly 6% driven by continued growth in net new checking units and average balance growth. The 24 basis points decrease in our net interest margin is reflective of the impact of reinvestments and repricing of assets in the current low interest rate environment and deposit pricing promotional campaigns.
Our second quarter of 2015 net interest margin was impacted by a $1 million retroactive adjustment on collateralized mortgage obligations and the benefit of $2 million each from prepayments of certain collateralized loan obligations that were carried at a discount and early loan payoffs. Our second quarter of 2014 net interest margin was impacted by the benefit of $3 million in prepayments of some collateralized loan obligations that were carried at a discount.
The yield on our commercial real estate and commercial business loan portfolios decreased by 16 basis points and eight basis points, respectively. Consumer loan yields dropped 22 basis points during the same period, driven primarily by an 11 basis points decline in indirect auto yields and a 20 basis points decline in home equity yields. Additionally, yields on our investment securities portfolio dropped 28 basis points, driven by a 37 basis points decrease in yields on residential mortgage-backed securities.
Our total yield on interest-earning assets in the second quarter of 2015 decreased 20 basis points compared to the second quarter of 2014, while costs on interest-bearing liabilities increased five basis points, resulting in a 25 basis point decrease in our interest rate spread.

Comparison to Prior Year to Date
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Six months ended June 30,				Increase (decrease)
	2015		2014
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,260	3.60%	$7,850	3.83%	$410	(0.23)%
Business	5,813	3.46	5,489	3.56	324	(0.10)
Total commercial lending	14,073	3.54	13,339	3.72	734	(0.18)
Consumer:
Residential real estate	3,332	3.73	3,389	3.84	(57)	(0.11)
Home equity	2,951	3.89	2,778	4.09	173	(0.20)
Indirect auto	2,213	2.77	1,682	2.89	531	(0.12)
Credit cards	307	11.57	311	11.54	(4)	0.03
Other consumer	267	8.49	295	8.59	(28)	(0.10)
Total consumer lending	9,070	3.96	8,455	4.20	615	(0.24)
Total loans	23,143	3.74	21,794	3.94	1,349	(0.20)
Residential mortgage-backed securities(3)	7,281	2.39	5,895	2.71	1,386	(0.32)
Commercial mortgage-backed securities(3)	1,357	3.34	1,652	3.36	(295)	(0.02)
Other investment securities(3)	3,580	3.63	4,272	3.62	(692)	0.01
Total investment securities	12,218	2.86	11,819	3.13	399	(0.27)
Money market and other investments	129	1.22	145	1.43	(16)	(0.21)
Total interest-earning assets	35,490	3.44%	33,758	3.65%	1,732	(0.21)%
Noninterest-earning assets(4)(5)	3,320		4,224		(904)
Total assets	$38,810		$37,982		$828
Interest-bearing liabilities:
Deposits
Savings deposits	$3,463	0.09%	$3,643	0.08%	$(180)	0.01%
Checking accounts	5,067	0.03	4,778	0.03	289	—
Money market deposits	10,192	0.27	9,929	0.21	263	0.06
Certificates of deposit	3,848	0.83	3,810	0.68	38	0.15
Total interest-bearing deposits	22,570	0.29	22,160	0.23	410	0.06
Borrowings
Short-term borrowings	4,821	0.47	4,525	0.43	296	0.04
Long-term borrowings	1,194	4.36	733	6.65	461	(2.29)
Total borrowings	6,015	1.24	5,258	1.30	757	(0.06)
Total interest-bearing liabilities	28,585	0.49%	27,418	0.44%	1,167	0.05%
Noninterest-bearing deposits	5,428		4,971		457
Other noninterest-bearing liabilities	660		542		118
Total liabilities	34,673		32,931		1,742
Stockholders’ equity(4)	4,137		5,050		(913)
Total liabilities and stockholders’ equity	$38,810		$37,982		$828
Net interest rate spread		2.95%		3.21%		(0.26)%
Net interest rate margin		3.04%		3.30%		(0.26)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income decreased $16 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflecting an increase in net-interest earning assets of $565 million and a decrease in our net interest margin of 26 basis points. The $1.7 billion increase in interest-earning assets reflects organic loan growth in our commercial, home equity, and indirect auto portfolios. Over the same period, our average interest-bearing liabilities increased by $1.2 billion, as we funded our balance sheet growth by strategically replacing certain money market and time deposits with lower costing brokered deposits and both short and long-term borrowings. The 26 basis point decrease in our net interest margin is reflective of the impact of reinvestments and repricing of assets in the current low interest rate environment and deposit pricing promotional campaigns.
The yield on our commercial real estate and commercial business loan portfolios decreased by 23 basis points and 10 basis points, respectively. Consumer loan yields dropped 24 basis points during the same period, driven primarily by a 12 basis points decline in indirect auto yields and a 20 basis points decline in home equity yields. Additionally, yields on our investment securities portfolio dropped 27 basis points, driven by a 32 basis points decrease in yields on residential mortgage-backed securities.
Our yields on interest-earning assets for the six months ended June 30, 2015 decreased 21 basis points compared to the six months ended June 30, 2014, while costs on interest-bearing liabilities increased 5 basis points, resulting in a 26 basis point decrease in our interest rate spread.
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

	Three months ended			Six months ended June 30,
	June 30,	March 31,	June 30,	2015	2014
(in millions)	2015	2015	2014
Provision for originated loans	$20	$11	$19	$31	$39
Provision for acquired loans	1	3	—	4	4
(Release of) provision for unfunded commitments	—	(1)	—	(1)	1
Total	$21	$13	$20	$34	$44
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for loan losses related to originated loans amounted to $20 million, or 0.40% of average originated loans annualized, for the quarter ended June 30, 2015, compared to $11 million, or 0.23% of average originated loans annualized, for the quarter ended March 31, 2015 and $19 million, or 0.43% of average originated loans annualized for the quarter ended June 30, 2014. The current quarter provision includes $4 million to support originated loan growth and $15 million to cover net charge-offs on originated loans during the quarter.
The $8 million increase from $11 million for the quarter ended March 31, 2015 to $20 million for the quarter ended June 30, 2015 was driven by provisioning associated with the $401 million increase in our originated loans.

Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our provision related to our acquired loans was $1 million, $3.0 million, and $0.3 million for the second quarter of 2015, the first quarter of 2015, and the second quarter of 2014, respectively.
The provision for credit losses included $0.3 million for unfunded loan commitments in the second quarter of 2015. The provision for credit losses for the first quarter of 2015 included a reduction of $1 million related to our unfunded loan commitments. Our total unfunded commitments were $11.3 billion and $11.0 billion at June 30, 2015 and December 31, 2014, respectively. The liability for unfunded commitments is included in other liabilities in our Consolidated Statements of Condition and amounted to $15 million and $16 million at June 30, 2015 and December 31, 2014, respectively.
Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended			Six months ended June 30,
(dollars in millions)	June 30, 2015	March 31, 2015	June 30, 2014	2015	2014
Deposit service charges	$22	$20	$24	$43	$47
Insurance commissions	17	16	17	33	33
Merchant and card fees	13	12	13	25	24
Wealth management services	16	15	16	30	32
Mortgage banking	6	5	5	11	9
Capital markets income	5	4	3	9	7
Lending and leasing	4	4	5	8	9
Bank owned life insurance	3	4	3	7	9
Other income excluding historic tax credit amortization	3	3	2	6	3
Total noninterest income excluding tax credit amortization (non-GAAP)	90	82	88	172	173
Tax credit amortization	(3)	—	(7)	(3)	(15)
Total noninterest income (GAAP)	$87	$82	$81	$169	$158
Noninterest income excluding tax credit amortization as a percentage of net revenue (non-GAAP)	25.4%	23.8%	24.5%	24.6%	24.1%
Noninterest income as a percentage of net revenue	24.8%	23.8%	22.9%	24.3%	22.5%
Comparison to Prior Quarter
Second quarter of 2015 GAAP noninterest income of $87 million increased $4 million, or 5%, compared to the first quarter of 2015, reflecting strong customer activity, an extra day in the quarter, and typical seasonal patterns. Other income for the second quarter of 2015 included $3 million in amortization for tax credit investments we funded during the quarter, which was more than offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. Excluding this amortization, noninterest income increased 9% from the prior quarter.
Consistent with typical seasonal patterns, deposit service charges increased $2 million, or 9%, during the three months ended June 30, 2015. Insurance commissions increased $1 million, or 9%, during the same period, reflecting higher revenues from our health and welfare business line as well as contingent commissions. Merchant and card fees, which include both debit and credit card interchange fees, increased $1 million, or 12%, during the same period as a result of higher transaction volumes. Income from wealth management services increased $1 million, or 7%, from the prior quarter driven by strong annuity sales and a 1% increase in assets under management. Mortgage banking income increased $1 million, or 18%, reflecting an increase in gain on sale margins as well as seasonally higher origination volumes. Capital markets income, which primarily includes income from derivatives and syndications, increased $1 million, or 27%.
GAAP noninterest income as a percentage of net revenue increased from 23.8% for the three months ended March 31, 2015 to 24.8% for the three months ended June 30, 2015.
Comparison to Prior Year Quarter
Second quarter of 2015 GAAP noninterest income of $87 million increased $6 million, or 7%, compared to the second quarter of 2014, driven primarily by revenues from mortgage banking, capital markets income, and other income, partially offset by lower revenues from deposit service charges and lending and leasing. Other income in the second quarter of 2015 and 2014 included $3 million and $7 million, respectively, of amortization of investments in tax credits, which was offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. Excluding this amortization, noninterest income increased $1 million, or 2%.
Mortgage banking revenues improved $1 million, or 10%, from the prior year quarter as a result of higher volumes and higher gain on sale margins and the $2 million, or 81%, increase in capital markets income was primarily due to higher derivatives income and to a lesser extent, increased syndication revenues.
Partially offsetting these increases were lower revenues from deposit service charges of $2 million, or 6%, which stemmed from lower insufficient funds incident rates. Lending and leasing revenues decreased $1 million, or 15%, as a result of lower letter of credit fees and loan and lease fees.
GAAP noninterest income as a percentage of net revenue increased from 22.9% for the three months ended June 30, 2014 to 24.8% for the three months ended June 30, 2015. Excluding the tax credit amortization, this ratio increased from 24.5% for the three months ended June 30, 2014 to 25.4% for the three months ended June 30, 2015.
Comparison to Prior Year to Date
GAAP noninterest income of $169 million increased $11 million, or 7%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, driven primarily by higher revenues from merchant and card fees, mortgage banking, capital markets income, and other income, partially offset by lower revenues from deposit service charges, wealth management services, lending and leasing, and bank owned life insurance. Other income for the six months ended June 30, 2015 and 2014 included $3 million and $15 million of amortization of investments in tax credits, which was offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. Excluding this amortization, noninterest income decreased less than $1 million.
The $1 million, or 4%, increase in merchant and card fees primarily stemmed from higher debit card revenues. Mortgage banking revenues increased $2 million, or 24%, from the prior year as a result of higher volumes and higher gain on sale margins and the $3 million, or 44%, increase in capital markets income was due to higher derivatives income partially offset by lower syndication revenues.
Revenues from deposit service charges decreased $4 million, or 10%, as a result of lower nonsufficient funds incident rates, while revenues from wealth management services decreased $1 million, or 4%, as a result of lower annuity and mutual funds commissions. Lending and leasing income decreased $1 million, or 11%, as a result of lower letter of credit fees and loan and lease fees. The $2 million, or 21%, decrease in bank owned life insurance was due to benefits received on two insurance claims in the first quarter of 2014.
GAAP noninterest income as a percentage of net revenue increased from 22.5% for the six months ended June 30, 2014 to 24.3% for the six months ended June 30, 2015. Excluding the tax credit amortization, recorded as contra noninterest income, this ratio increased modestly from 24.1% for the six months ended June 30, 2014 to 24.6% for the six months ended June 30, 2015.
Noninterest Expense
The following table presents our noninterest expenses for the periods indicated:

	Three months ended			Six months ended June 30,
(dollars in millions)	June 30, 2015	March 31, 2015	June 30, 2014	2015	2014
Salaries and employee benefits	$114	$112	$118	$226	$236
Occupancy and equipment	26	27	29	53	56
Technology and communications	36	35	31	72	61
Marketing and advertising	10	10	8	20	16
Professional services	16	13	13	29	25
Amortization of intangibles	5	6	7	11	14
FDIC premiums	12	11	10	23	19
Restructuring charges	—	18	—	18	10
Other expense	28	29	29	57	55
Total noninterest expenses	248	261	244	509	493
Less nonoperating expenses:
Restructuring charges	—	(18)	—	(18)	(10)
Total operating noninterest expenses(1)	$248	$244	$244	$491	$482
Efficiency ratio(2)	70.9%	75.6%	69.2%	73.2%	70.4%
Operating efficiency ratio(1)	70.9%	70.5%	69.2%	70.7%	68.9%
Full time equivalent employees	5,364	5,322	5,874

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
Comparison to Prior Quarter
Second quarter 2015 GAAP noninterest expenses decreased $13 million to $248 million from the first quarter of 2015. Noninterest expenses for the first quarter of 2015 included $18 million in pre-tax restructuring and severance charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct. Excluding these charges, operating (non-GAAP) noninterest expenses increased $4 million, or 2%, primarily driven by variable expenses tied to business volume and revenue growth as well as higher professional services fees.
Salaries and employee benefits increased $2 million, or 1%, as higher commissions and incentive compensation tied to revenue growth were partially offset by seasonally lower payroll taxes and benefit costs. The $1 million, or 4%, increase in technology and communications stemmed from higher debit transaction volumes. Higher professional services fees of $3 million, or 25%, resulted in large part from vendor and other costs associated with our strategic initiatives and other corporate activities in the second quarter of 2015. The $1 million, or 5%, decrease in occupancy and equipment reflects lower building maintenance costs resulting from strong building expense management.
Restructuring charges for the first quarter of 2015 were comprised of $4 million in salaries and employee benefits, $6 million in occupancy and equipment, $5 million in professional services, and $2 million in other expenses.
In the second quarter of 2015, our GAAP efficiency ratio was 70.9% compared to 75.6% in the prior quarter. Excluding $18 million in pre-tax restructuring and severance charges, our non-GAAP operating efficiency ratio for the first quarter of 2015 was 70.5%.
Comparison to Prior Year Quarter
GAAP noninterest expenses increased $4 million, or 2%, for the quarter ended June 30, 2015 from the quarter ended June 30, 2014 as higher technology and communications, marketing and advertising, professional services, and federal deposit insurance premiums were partially offset by lower salaries and benefits, occupancy and equipment, and amortization of intangibles.
Technology and communications expenses for the quarter ended June 30, 2015 increased $5 million, or 17%, from the same period in 2014 primarily as a result of higher depreciation related to completed technology projects and higher hardware and software expense. Marketing and advertising was $2 million, or 22%, higher for 2015 due to our core customer acquisition strategy. Professional services increased $3 million, or 25%, due to elevated vendor and other costs associated with our strategic initiatives and other corporate activities in the second quarter of 2015. Federal deposit insurance premiums increased $2 million, or 20%, due to higher construction loans and the impact of our $1.1 billion goodwill impairment charge in the third quarter of 2014.
Partially offsetting these increases were a $4 million, or 4%, decrease in salaries and employee benefits, a $3 million, or 9%, decrease in occupancy and equipment, and a $2 million, or 25%, decrease in amortization of intangibles. The decrease in salaries and employee benefits was primarily driven by lower regular salaries reflective of the 9% decrease in our headcount resulting from our organization simplification initiative, partially offset by higher benefits costs. The decrease in occupancy and equipment reflects the benefits of consolidating 17 branches during the first quarter of 2015.
In the second quarter of 2015, our GAAP efficiency ratio was 70.9% compared to 69.2% for the same period in 2014.
Comparison to Prior Year to Date
GAAP noninterest expenses increased $16 million, or 3%, for the six months ended June 30, 2015 from the six months ended June 30, 2014. Noninterest expenses for the six months ended June 30, 2015 included $18 million in pre-tax restructuring and severance charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification initiative during the first quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses. Noninterest expenses for the six months ended June 30, 2014 included $10 million in pre-tax restructuring charges related to our branch staffing realignment, consolidation of ten branches during the first quarter, and executive departure charges. Excluding these charges, operating (non-GAAP) noninterest expenses increased $9 million, or 2%.
Technology and communications expenses for the six months ended June 30, 2015 increased $10 million, or 16%, from the same period in 2014 primarily as a result of higher depreciation related to completed technology projects. Marketing and advertising was $4 million, or 28%, higher for 2015 due to our core customer acquisition strategy. Professional services increased $4 million, or 18%, due to vendor and other costs associated with our strategic initiatives for other corporate activities in 2015. FDIC premiums increased $4 million, or 23%, due to higher construction loans and the impact of our $1.1 billion goodwill impairment charge in the third quarter of 2014. Other expense increased $2 million, or 4%, as a result of higher merchant and card expenses and expenses related to other real estate owned, partially offset by lower franchise taxes.

Partially offsetting these increases were a $10 million, or 4%, decrease in salaries and employee benefits, a $3 million, or 5%, decrease in occupancy and equipment, and a $3 million, or 21%, decrease in amortization of intangibles. The decrease in salaries and employee benefits was primarily driven by lower regular salaries, reflective of the 9% decrease in our headcount resulting from our organization simplification initiative, partially offset by higher benefits costs. The decrease in occupancy and equipment reflects the benefits of consolidating 17 branches during the first quarter of 2015.
Restructuring charges for the six months ended June 30, 2015 were comprised of $4 million in salaries and employee benefits, $6 million in occupancy and equipment, $5 million in professional services, and $2 million in other expenses. Restructuring charges for the six months ended June 30, 2014 were comprised of $6 million in salaries and employee benefits and $4 million in occupancy and equipment.
Taxes
The provision for income taxes for both the second quarter of 2015 and first quarter of 2015 was $20 million resulting in effective tax rates of 24.7% and 28.0%, respectively. The effective tax rate for the three months ended June 30, 2015 reflects the benefit of tax credits originated in the quarter by our commercial real estate business.
The provision for income taxes in the second quarter of 2015 and 2014 was $20 million and $13 million, respectively, resulting in effective tax rates of 24.7% and 14.5%, respectively. The effective tax rate for the three months ended June 30, 2015 reflects the benefit of our investments in tax credits. The effective tax rate for the three months ended June 30, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in tax credits.
The provision for income taxes for the six months ended June 30, 2015 and 2014 was $40 million and $28 million, respectively, resulting in effective tax rates of 26.3% and 16.9%, respectively. The effective tax rate for the six months ended June 30, 2015 reflects the benefit of our investment in tax credits. The effective tax rate for the six months ended June 30, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in tax credits.

Other
In October 2014, we reviewed an operational issue related to certain customer deposit accounts and determined that redress to certain customers was appropriate. We self-disclosed the issue to the Consumer Financial Protection Bureau, Office of the Comptroller of the Currency, and the Federal Reserve Bank of New York and established a $45 million reserve in the third quarter of 2014.
Following the initial assessment of the process issue, we engaged a third party expert to determine the precise amount of customer redress that should be provided to all impacted customers. The precise estimate of customer restitution was based on a detailed analysis performed by the third party expert for each of the impacted customer accounts and took approximately 3 months to complete.  The data set the third party ultimately had to review included over 3600 files, over 2.2 billion records, almost one terabyte of stored data and over 1.5 billion transactions. In the fourth quarter of 2014 upon completion of this detailed analysis, we lowered our estimated reserve to $25 million.
We believe that the reserve we have established for the process issue redress plan is adequate to cover our estimated total costs and that any reasonably possible losses in addition to amounts accrued will not materially impact future earnings or capital levels. Additionally, early in 2015 we corrected the process issue and we believe that the resolution of the process issue will not materially impact the amount of noninterest deposit income that we will earn in the future.
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

Loans
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	June 30, 2015		December 31, 2014		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$7,284	31.2%	$7,231	31.4%	$54
Construction	1,028	4.4	973	4.2	55
Business	5,924	25.3	5,775	25.1	148
Total commercial	14,236	60.9	13,979	60.7	256
Consumer:
Residential real estate	3,330	14.2	3,353	14.6	(23)
Home equity	2,985	12.8	2,936	12.7	49
Indirect auto	2,256	9.7	2,166	9.4	90
Credit cards	305	1.3	324	1.4	(19)
Other consumer	257	1.1	278	1.2	(21)
Total consumer	9,133	39.1	9,058	39.3	75
Total loans and leases	23,368	100.0%	23,037	100.0%	331
Allowance for loan losses	(236)		(234)		(1)
Total loans and leases, net	$23,133		$22,803		$330
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
Our total loans and leases outstanding increased $331 million, or 3% annualized, from December 31, 2014 to June 30, 2015 stemming from the continued growth in our commercial, home equity, and indirect auto portfolios. Our commercial loan portfolio increased $256 million, or 4% annualized, reflecting new business volumes and our continued focus on balancing volume growth with prudent credit underwriting. Our period over period results display the organic growth across our footprint in our commercial lending activities and from a slight increase in the utilization of line commitments, to 42.3% at June 30, 2015 from 41.6% at December 31, 2014. Commercial loans as a percentage of our total loans of 61% remained in line with the loan type composition at December 31, 2014.
Our commercial business loan portfolio increased $133 million, or 9%, from March 31, 2015, with most of this closing in June. The increase in commercial business loans was driven primarily by increases in the middle market and healthcare segments. Our commercial pipeline was strong at the end of the second quarter of 2015, particularly in our middle market and healthcare segments.
The $49 million, or 3% annualized, increase in our home equity portfolio reflects higher customer draws and the benefits of promotional and cross-sell campaigns to increase utilization. The 10% annualized increase from March 31, 2015 in our indirect auto portfolio reflects $273 million in new originations which yielded 3.38%, net of dealer reserve, an increase of 13 basis points from the prior quarter and 50 basis points from a year ago. The average FICO score for these new originations was 749, compared to 755 for the three months ended March 31, 2015.

Offsetting this growth was a decrease in our residential real estate loan portfolio of $23 million, or 1% annualized, from December 31, 2014 to June 30, 2015 which reflected prepayments of adjustable rate mortgages and our strategy of selling most newly originated fixed rate residential real estate loans in the secondary market.
Included in the table above are acquired loans with a carrying value of $3.4 billion and $3.7 billion at June 30, 2015 and December 31, 2014, respectively. Such acquired loans were initially recorded at fair value with no carryover of any related allowance for loan losses.
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
The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated, except for our residential real estate and credit cards portfolios which are assigned to a region based on the primary address of the consumer:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
June 30, 2015
Commercial:
Real estate	$4,200	$961	$1,547	$1,605	$—	$8,312
Business	2,728	984	943	736	531	5,924
Total commercial	6,928	1,945	2,490	2,342	531	14,236
Consumer:
Residential real estate	1,218	136	290	1,687	—	3,330
Home equity	1,584	312	559	529	—	2,985
Indirect auto	746	62	49	408	991	2,256
Credit cards	242	32	15	15	—	305
Other consumer	168	46	30	14	—	257
Total consumer	3,958	588	942	2,653	991	9,133
Total loans and leases	$10,886	$2,533	$3,432	$4,994	$1,522	$23,368
December 31, 2014
Commercial:
Real estate	$4,083	$939	$1,535	$1,647	$—	$8,204
Business	2,658	991	818	754	556	5,775
Total commercial	6,740	1,929	2,353	2,401	556	13,979
Consumer:
Residential real estate	1,221	140	290	1,702	—	3,353
Home equity	1,537	295	568	536	—	2,936
Indirect auto	733	48	41	390	954	2,166
Credit cards	261	33	15	15	—	324
Other consumer	183	48	32	15	—	278
Total consumer	3,936	564	946	2,658	954	9,058
Total loans and leases	$10,676	$2,494	$3,299	$5,059	$1,510	$23,037

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $16 million and $137 million, or 2% and 12% annualized, respectively, from the end of 2014. Over the same period, our New York market also contributed to the growth, with a 6% annualized increase.
The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size at the dates indicated:

	June 30, 2015		December 31, 2014
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$656	26	$687	27
$10 million to $20 million	1,689	121	1,520	109
$5 million to $10 million	1,588	226	1,589	226
$1 million to $5 million	2,727	1,249	2,733	1,263
Less than $1 million(2)	1,653	6,541	1,675	6,826
Total commercial real estate loans	$8,312	8,163	$8,204	8,451
Commercial business loans by size:(1)
Greater than or equal to $20 million	$321	13	$325	13
$10 million to $20 million	1,144	82	1,114	80
$5 million to $10 million	1,161	166	1,181	167
$1 million to $5 million	1,716	783	1,626	729
Less than $1 million(2)	1,580	34,348	1,529	32,865
Total commercial business loans	$5,924	35,392	$5,775	33,854

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At both June 30, 2015 and December 31, 2014, non-owner occupied commercial real estate represented 66% of the total commercial real estate balance. Loans for construction, acquisition and development increased $58 million from December 31, 2014 due to the funding of previously committed construction loans. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the dates indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
June 30, 2015:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$371	$88	$157	$162	$146	$925
Multifamily and apartments	1,108	115	147	267	92	1,729
Office and professional space	501	80	72	254	115	1,023
Retail	299	42	123	208	112	784
Warehouse and industrial	154	23	58	83	14	332
Other	307	44	99	145	64	660
Total non-owner occupied commercial real estate loans	2,740	391	658	1,119	544	5,453
Owner occupied commercial real estate loans	1,204	399	481	421	354	2,860
Total commercial real estate loans	$3,944	$791	$1,139	$1,540	$898	$8,312
December 31, 2014:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$322	$108	$117	$182	$137	$867
Multifamily and apartments	1,103	98	167	245	98	1,712
Office and professional space	501	87	103	277	101	1,069
Retail	314	45	113	203	113	787
Warehouse and industrial	158	23	42	105	13	342
Other	314	47	83	158	65	666
Total non-owner occupied commercial real estate loans	2,712	409	625	1,170	528	5,444
Owner occupied commercial real estate loans	1,191	392	460	417	301	2,760
Total commercial real estate loans	$3,903	$800	$1,085	$1,587	$828	$8,204

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at the dates indicated:

(in millions)	June 30, 2015	December 31, 2014
Manufacturing	$1,403	$1,434
Health Care and Social Assistance	1,347	1,242
Real Estate and Rental and Leasing	1,052	1,019
Wholesale Trade	605	587
Retail Trade	553	500
Public Administration	471	456
Construction	444	413
Finance and Insurance	388	337
Educational Services	372	384
Other Services (except Public Administration)	333	373
Professional, Scientific, and Technical Services	283	304
Transportation and Warehousing	267	252
Administrative and Support and Waste Management and Remediation Services	185	201
Other	1,079	1,032
Total	$8,783	$8,536
Energy Related Exposure
Included within our commercial portfolio are certain loans categorized as energy related, including both oil and gas related exposures as well as exposures to utilities and alternative energy. The table below provides the outstanding loan balance and unfunded commitments for energy related exposures at the dates indicated:

	June 30, 2015			December 31, 2014(1)
	Outstanding	Unused commitments	Total credit exposure	Outstanding	Unused commitments	Total credit exposure
	(in millions)
Oil and gas related	$279	$176	$455	$305	$191	$496
Utilities and alternative energy	80	176	256	114	109	223
Total	$359	$352	$712	$418	$301	$719

(1)	Prior period amounts have been revised to reflect additional oil and gas credits that were in our portfolio at December 31, 2014.
Risk Management of the Energy Related Portfolio
We do not have a dedicated energy lending business. Our exposures are managed in our regional commercial banking business units. Our energy exposures consist of only senior loans, with no junior or second lien positions; additionally, we generally avoid making first lien loans to borrowers that employ significant leverage through the use of junior lien loans or large unsecured senior tranches of debt. During our first and second quarter of 2015 energy portfolio review, the credit quality in the energy related portfolio, based on most recent borrower financial statements and discussions with customers concerning the impact of market conditions on their individual businesses, remained essentially stable from the fourth quarter of 2014, with a few prospective risk rating downgrades noted. We recognize that some of our energy related credits likely have incurred losses, assuming current levels of oil and gas prices persist. Therefore, we made changes to certain qualitative adjustments that had the effect of increasing the allowance for credit losses by approximately $5 million as of December 31, 2014 and June 30, 2015. As of June 30, 2015, only one energy loan was in nonaccrual status in the amount of $10 million.

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
With respect to our oil and gas related exposures, our oil and gas related outstandings of $279 million included both direct and indirect exposure to energy related obligors at June 30, 2015 of $147 million and $133 million, respectively. These combined outstandings represented a modest 1.2% of total loan outstanding balances at June 30, 2015. At December 31, 2014, our oil and gas related outstandings of $305 million included both direct and indirect exposure to energy related obligors of $161 million and $144 million, respectively. These combined outstandings represented a modest 1.3% of total loan outstanding balances at December 31, 2014. The energy-related exposure can be primarily classified into three subcategories: 1) upstream, 2) midstream, and 3) downstream.

The table below provides the outstanding loan balance and unfunded commitments for oil and gas related exposures at the dates indicated. Due to the fact that many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, and to a particular segment of energy related activity (e.g. upstream or downstream).

	Outstanding			Unused commitments
(in millions)	Direct	Indirect	Total	Direct	Indirect	Total
June 30, 2015
Upstream:
Drillers	$15	$—	$15	$1	$—	$1
Midstream:
Drilling field services	83	—	83	43	—	43
Other	49	—	49	21	—	21
Total midstream	132	—	132	64	—	64
Downstream:
Gas stations and convenience stores	—	63	63	—	19	19
Non-drilling support	—	28	28	—	22	22
Wholesale distribution	—	22	22	—	39	39
Other	—	20	20	—	30	30
Total downstream	—	133	133	—	111	111
Total	$147	$133	$279	$66	$111	$176

December 31, 2014(1)
Upstream:
Drillers	$25	$—	$25	$1	$—	$1
Midstream:
Drilling field services	89	—	89	49	—	49
Other	48	—	48	19	—	19
Total midstream	137	—	137	68	—	68
Downstream:
Gas stations and convenience stores	—	67	67	—	17	17
Non-drilling support	—	24	24	—	26	26
Wholesale distribution	—	30	30	—	51	51
Other	—	22	22	—	29	29
Total downstream	—	144	144	—	122	122
Total	$161	$144	$305	$69	$122	$191

(1)	Prior period amounts have been revised to reflect additional oil and gas credits that were in our portfolio at December 31, 2014.
The table above does not include $71 million and $67 million, respectively, in outstanding loan balances and $23 million and $27 million, respectively, of unused commitments related to commercial real estate loans in which the direct counterparty to the loan is not involved in upstream or midstream activities. However, such properties have a large tenant exposure to companies directly involved in such activities at June 30, 2015 and December 31, 2014, respectively.
Upstream exposure
Our exposures to the upstream sector include exposures related to the extraction and production of oil and natural gas, such as drilling and the operations of wells. We do not have any loans margined against estimated reserves or similar asset based energy loan structures. Direct exposures to the upstream category are low with

$15 million and $25 million in outstanding loan balances made directly to counterparties involved in the drilling and operations of wells at June 30, 2015 and December 31, 2014, respectively.
Midstream exposure
Our exposures to the midstream sector include exposures to companies involved in the transportation and processing of oil and natural gas, which includes companies that provide services or supplies to drilling field operations. Direct exposure of $132 million and $137 million in outstanding loan balances at June 30, 2015 and December 31, 2014, respectively, relate to loans made directly to counterparties whose operations are involved in the processing of crude oil and natural gas, including companies who provide supplies to drilling field operations. The majority of this exposure is in our Western Pennsylvania region supporting the Marcellus Shale natural gas market.
Downstream exposure
Our exposures to the downstream sector include exposures to companies involved in the refining process and distribution of refined products, such as gas stations and convenience stores, which we consider to be indirect based upon the nature of their involvement in the oil and gas industry. Indirect exposure of $133 million and $144 million at June 30, 2015 and December 31, 2014, respectively, in outstanding loan balances relate to loans made to counterparties whose operations are primarily involved in the wholesale and retail distribution of refined products, including companies that provide support and/supplies to such entities.
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
Of the $3.0 billion and $2.9 billion home equity portfolio at June 30, 2015 and December 31, 2014, respectively, approximately $1.2 billion and $1.1 billion were in a first lien position for each period, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of June 30, 2015 and December 31, 2014.
The table below summarizes the principal balances of our home equity lines of credit by portfolio at the dates indicated:

	June 30, 2015			December 31, 2014
(in millions)	Interest only	Principal and interest	Total	Interest only	Principal and interest	Total
Originated	$367	$1,477	$1,844	$339	$1,363	$1,725
Acquired	266	677	943	291	692	983
Total home equity lines of credit	$633	$2,154	2,787	$653	$2,055	2,708
Home equity loans			198			228
Total home equity portfolio			$2,985			$2,936
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

The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at June 30, 2015:

(in millions)	2015-2016	2017 - 2018	Thereafter	Total
In draw - interest only	$105	$311	$217	$633
In draw - principal and interest	67	199	1,773	2,039
Total	$172	$510	$1,990	$2,672
Delinquency statistics for the HELOC portfolio are as follows at the dates indicated:

	June 30, 2015			December 31, 2014
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,672	$38	1.4%	$2,601	$36	1.4%
Amortizing payment	115	10	9.1	108	8	7.6
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
Our evaluation of our allowance for loan losses is based on a continuous review of our loan portfolio. The methodology that we use for determining the quantitative and qualitative amount of the allowance for loan losses consists of several elements. We use an internal loan grading system with nine categories of loan grades in evaluating our business and commercial real estate loans. In our loan grading system, pass loans are graded 1 through 5, special mention loans are graded 6, substandard loans are graded 7, doubtful loans are graded 8 and loss loans (which are fully charged off) are graded 9. Our definition of special mention, substandard, doubtful and loss are consistent with regulatory definitions.
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

The following table details our allocation of our allowance for loan losses by loan category at the dates indicated or for the related quarters:

	June 30, 2015		December 31, 2014
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$71	35.6%	$66	35.6%
Business	120	25.3	122	25.1
Total commercial	191	60.9	189	60.7
Consumer:
Residential real estate	4	14.2	4	14.6
Home equity	8	12.8	11	12.7
Indirect auto	14	9.7	14	9.4
Credit cards	13	1.3	12	1.4
Other consumer	5	1.1	5	1.2
Total consumer	45	39.1	45	39.3
Total	$236	100.0%	$234	100.0%
Allowance for loan losses to total loans	1.01%		1.02%
Provision to average total loans	0.30%		0.60%
Allowance for loan losses to originated loans	1.15%		1.18%
Provision to average originated loans	0.40%		0.65%

The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Six months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	14	5	—	(1)	3	5	4	31
Charge-offs	(11)	(11)	(1)	(2)	(4)	(6)	(4)	(38)
Recoveries	1	3	—	—	1	1	1	7
Balance at end of period	$69	$119	$2	$6	$14	$13	$5	$228
Six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	19	3	—	4	6	5	3	39
Charge-offs	(6)	(13)	(1)	(2)	(4)	(7)	(4)	(36)
Recoveries	3	2	—	—	1	1	1	7
Balance at end of period	$62	$112	$2	$10	$12	$12	$6	$216
Three months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$69	$117	$2	$6	$14	$11	$4	$224
Provision for loan losses	6	5	—	—	2	4	2	20
Charge-offs	(6)	(4)	—	(1)	(2)	(3)	(2)	(19)
Recoveries	1	1	—	—	1	1	—	3
Balance at end of period	$69	$119	$2	$6	$14	$13	$5	$228
Three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$61	$112	$2	$8	$11	$12	$6	$210
Provision for loan losses	6	3	—	3	3	3	1	19
Charge-offs	(5)	(3)	—	(1)	(2)	(3)	(2)	(16)
Recoveries	—	1	—	—	—	1	—	3
Balance at end of period	$62	$112	$2	$10	$12	$12	$6	$216

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Six months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	2	—	—	4
Charge-offs	(2)	—	—	(1)	—	—	(4)
Recoveries	1	—	—	—	—	—	1
Balance at end of period	$2	$1	$2	$3	$—	$—	$7
Six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	—	3	—	—	4
Charge-offs	(1)	—	—	(3)	—	—	(4)
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Three months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$2	$1	$2	$3	$—	$—	$7
Provision for loan losses	—	—	—	1	—	—	1
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$2	$1	$2	$3	$—	$—	$7
Three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	—	—	—	—	—	—	—
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
As of June 30, 2015 and December 31, 2014, we had a liability for unfunded commitments of $15 million and $16 million, respectively. For the six months ended June 30, 2015 and 2014, we released a provision for credit loss related to our unfunded loan commitments of $1.1 million and recognized a provision for credit loss of $0.8 million, respectively. Our total unfunded commitments amounted to $11.3 billion and $11.0 billion at June 30, 2015 and December 31, 2014, respectively.
Our net charge-offs of $33 million for the six months ended June 30, 2015 were consistent with our net charge-offs for the six months ended June 30, 2014. Higher net charge-offs in our commercial real estate portfolio in 2015 were offset by lower net charge-offs in our other portfolios. Total net charge-offs for the six months ended June 30, 2015 represented 0.29% of average total loans compared with 0.30% of average total loans in the six months ended June 30, 2014. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.31% for the six months ended June 30, 2015 compared to 0.33% for the six months ended June 30, 2014.
Our net charge-offs of $16 million for the three months ended June 30, 2015 were $1 million lower than the prior quarter, primarily due to a decrease in net charge-offs on our acquired loans.

The following table details our total net charge-offs by loan category for the periods indicated:

	2015		2014
(dollars in millions)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Six months ended June 30,
Commercial:
Real estate	$11	0.27%	$4	0.10%
Business	8	0.26	11	0.40
Total commercial	19	0.27	15	0.22
Consumer:
Residential real estate	—	0.03	1	0.03
Home equity	3	0.20	4	0.31
Indirect auto	3	0.23	4	0.42
Credit cards	5	3.24	6	3.84
Other consumer	3	2.49	3	2.20
Total consumer	14	0.31	18	0.42
Total	$33	0.29%	$33	0.30%

Three months ended June 30,
Commercial:
Real estate	$6	0.27%	$5	0.25%
Business	4	0.24	2	0.13
Total commercial	9	0.26	7	0.20
Consumer:
Residential real estate	—	0.02	—	0.04
Home equity	1	0.18	1	0.18
Indirect auto	1	0.24	1	0.33
Credit cards	3	3.32	3	3.80
Other consumer	2	2.35	1	1.65
Total consumer	7	0.31	7	0.34
Total	$16	0.28%	$14	0.25%
Our nonperforming loans increased to $208 million from $204 million at December 31, 2014 and $189 million at June 30, 2014. New nonperforming loans during the second quarter of 2015 were $26 million, compared to $47 million in the prior quarter. During the quarter ended June 30, 2015, $6 million of nonperforming loans returned to accruing status, and there were $18 million in paydowns and transfers to real estate owned. Nonperforming loans comprised 0.89% of total loans at June 30, 2015, consistent with 0.88% at December 31, 2014. Excluding our acquired loans, our nonperforming loans were 0.91% of originated loans at June 30, 2015 compared to 0.90% of originated loans at December 31, 2014.
While nonperforming loans increased modestly from the prior year end, our total criticized loans decreased 5% during the six months ended June 30, 2015 from December 31, 2014 and decreased 12% compared to a year ago. The decrease was driven by favorable credit migration and paydowns.

Nonperforming assets to total assets were 0.58%, down five basis points from the prior quarter, reflecting the decrease in nonperforming loans. The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	June 30,	December 31,
(dollars in millions)	2015(1)	2014(1)
Nonperforming loans:
Commercial:
Real estate	$60	$53
Business	47	53
Total commercial	107	106
Consumer:
Residential real estate	33	34
Home equity	50	47
Indirect auto	13	13
Other consumer	5	5
Total consumer	101	98
Total nonperforming loans	208	204
Real estate owned	17	21
Total nonperforming assets (2)	$225	$224
Loans 90 days past due and still accruing interest (3)	$78	$94
Total nonperforming assets as a percentage of total assets	0.58%	0.58%
Total nonaccruing loans as a percentage of total loans	0.89%	0.88%
Total nonaccruing originated loans as a percentage of total originated loans	0.91%	0.90%
Allowance for loan losses to nonaccruing loans	113.5%	115.0%

(1)	Includes $27 million and $30 million of nonperforming acquired lines of credit, primarily in home equity, at June 30, 2015 and December 31, 2014, respectively.

(2)	Nonperforming assets do not include $65 million and $67 million of performing renegotiated loans that are accruing interest at June 30, 2015 and December 31, 2014, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $49 million at June 30, 2015 in our originated loan portfolio decreased from $60 million at December 31, 2014. Our acquired loans that were 30 to 89 days past due were $30 million at December 31, 2014 and June 30, 2015.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Originated loans
Commercial:
Real estate	0.1%	0.1%	0.1%	—%	0.5%	0.4%	0.7%	0.6%
Business	0.1	0.1	—	0.1	0.5	0.3	0.6	0.5
Total commercial	0.1	0.1	0.1	0.1	0.5	0.4	0.6	0.5
Consumer:
Residential real estate	0.2	0.2	—	0.1	0.9	1.0	1.1	1.3
Home equity	0.2	0.2	0.1	0.1	0.9	0.8	1.1	1.0
Indirect auto	0.7	0.8	0.1	0.2	0.2	0.2	1.0	1.3
Credit cards	0.5	0.6	0.3	0.5	0.6	0.7	1.4	1.8
Other consumer	0.9	1.2	0.4	0.4	1.1	1.0	2.4	2.5
Total consumer	0.4	0.4	0.1	0.1	0.7	0.7	1.1	1.3
Total	0.2%	0.2%	0.1%	0.1%	0.6%	0.5%	0.8%	0.8%
Acquired loans
Commercial:
Real estate	0.3%	0.3%	0.3%	0.2%	2.1%	2.5%	2.7%	3.0%
Business	0.2	0.1	0.1	—	1.4	1.9	1.7	2.1
Total commercial	0.2	0.2	0.2	0.2	1.9	2.3	2.4	2.8
Consumer:
Residential real estate	0.9	0.9	0.5	0.4	4.3	4.4	5.8	5.7
Home equity	0.5	0.6	0.2	0.2	1.9	1.9	2.6	2.7
Total consumer	0.7	0.7	0.4	0.3	3.2	3.3	4.3	4.3
Total	0.5%	0.6%	0.3%	0.3%	2.7%	2.9%	3.6%	3.7%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	June 30, 2015	December 31, 2014
Originated loans:
Pass	94.9%	94.2%
Criticized:(1)
Accrual	4.3	5.0
Nonaccrual	0.8	0.8
Total criticized	5.1	5.8
Total	100.0%	100.0%
Acquired loans:
Pass	90.3%	89.1%
Criticized:(1)
Accrual	9.4	10.4
Nonaccrual	0.3	0.5
Total criticized	9.7	10.9
Total	100.0%	100.0%

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

	Percent of total
	June 30, 2015	December 31, 2014
Originated loans by refreshed FICO score:
Over 700	79.7%	78.9%
660-700	10.7	11.2
620-660	5.0	5.0
580-620	2.2	2.2
Less than 580	2.3	2.2
No score(1)	0.1	0.5
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	72.4%	73.4%
660-700	8.3	7.7
620-660	5.3	4.8
580-620	3.6	3.8
Less than 580	4.3	3.9
No score(1)	6.1	6.4
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $79 million and $93 million as of June 30, 2015 and December 31, 2014, respectively. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.

The following table provides information about our acquired loan portfolio by acquisition at the dates indicated or for the related quarters:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
June 30, 2015
Provision for loan losses	$—	$—	$1	$—	$1
Net charge-offs	—	—	—	—	1
Net charge-offs to average loans	—%	—%	0.27%	0.14%	0.06%
Nonperforming loans	$9	$8	$9	$2	$27
Total loans (1)	753	1,856	713	196	3,518
Allowance for acquired loan losses	1	—	5	1	7
Credit related discount (2)	17	50	11	1	79
Credit related discount as percentage of loans	2.28%	2.67%	1.48%	0.76%	2.24%
Criticized loans (3)	$30	$109	$47	$15	$201
Classified loans (4)	25	57	42	12	136
Greater than 90 days past due and accruing (5)	10	38	22	7	76
December 31, 2014
Provision for loan losses	$—	$—	$2	$1	$3
Net charge-offs	—	—	2	—	2
Net charge-offs to average loans	—%	—%	0.79%	0.09%	0.17%
Nonperforming loans	$8	$11	$10	$2	$30
Total loans (1)	800	2,043	782	210	3,835
Allowance for acquired loan losses	1	—	4	1	6
Credit related discount (2)	18	55	18	2	93
Credit related discount as percentage of loans	2.29%	2.71%	2.27%	0.84%	2.43%
Criticized loans (3)	$30	$129	$55	$22	$237
Classified loans (4)	24	69	50	15	158
Greater than 90 days past due and accruing(5)	10	46	27	8	91

(1)	Carrying value of acquired loans plus the principal not expected to be collected.

(2)	Principal on acquired loans not expected to be collected.

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

The following table provides information about our originated loan portfolio at the dates indicated or for the related quarters:

(dollars in millions)	June 30, 2015	December 31, 2014
Provision for loan losses	$20	$31
Net charge-offs	15	21
Net charge-offs to average loans	0.31%	0.44%
Nonperforming loans	$181	$174
Nonperforming loans to total loans	0.91%	0.90%
Total loans	$19,930	$19,296
Allowance for originated loan losses	228	228
Allowance for originated loan losses to total originated loans	1.15%	1.18%
Criticized loans	$738	$804
Classified loans(1)	456	451
Greater than 90 days past due and accruing (2)	2	2

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
Our total allowance for loan losses related to both our originated and acquired loans increased $1 million from $234 million at December 31, 2014 to $236 million at June 30, 2015 as our total provision for loan losses of $35 million exceeded our total net charge-offs of $33 million. The ratio of our total allowance for loan losses to total loans was 1.01% at June 30, 2015 compared to 1.02% as of December 31, 2014. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.15% at June 30, 2015, declining three basis points from 1.18% at December 31, 2014. This decline is primarily related to the first quarter charge-off of the commercial credit that the company exited in March, but recorded the provision in the fourth quarter of 2014.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $121 million at June 30, 2015 from $120 million at December 31, 2014 and $136 million at June 30, 2014. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $65 million and $67 million at June 30, 2015 and December 31, 2014, respectively.
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
Our portfolio of mortgages serviced for others amounted to $3.9 billion and $3.8 billion at June 30, 2015 and December 31, 2014, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $6 million at June 30, 2015 and December 31, 2014.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	June 30, 2015	December 31, 2014
30 to 59 days past due	0.17%	0.20%
60 to 89 days past due	0.08	0.11
Greater than 90 days past due	0.71	0.69
Total past due loans	0.96%	1.01%
Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	June 30, 2015		December 31, 2014
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$7,060	58.9%	$6,741	56.7%
Commercial mortgage-backed securities	1,290	10.8	1,500	12.6
Collateralized loan obligations	1,085	9.1	1,016	8.6
Corporate debt	872	7.3	823	6.9
Asset-backed securities	437	3.7	599	5.1
Other residential mortgage-backed securities	391	3.3	448	3.8
States and political subdivisions	410	3.4	453	3.8
U.S. government agencies and sponsored enterprises	339	2.8	251	2.1
Other	22	0.2	22	0.2
U.S. Treasury	55	0.5	25	0.2
Total investment securities	$11,962	100.0%	$11,879	100.0%
Our holdings in residential mortgage-backed securities were 62% and 61% of our total investment securities portfolio at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, all of our residential mortgage-backed securities in our available for sale portfolio were issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At June 30, 2015 and December 31, 2014, 11% and 14%, respectively, of our investment securities were variable rate.

The net unamortized purchase premiums on our CMO portfolio amounted to $74 million, or 1.1% of the portfolio, at June 30, 2015 and $78 million, or 1.2% of the portfolio, at December 31, 2014. The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $8 million, or 2.2% of the portfolio, at June 30, 2015, from $9 million, or 2.1% of the portfolio, at December 31, 2014.
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
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
June 30, 2015
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$7,032	$7,060	$7,060	$—	$—	$—	$—
Residential mortgage-backed securities	384	391	391	—	—	—	—
Debt securities	392	394	384	10	—	—	—
Total	7,808	7,845	7,835	10	—	—	—
Commercial mortgage-backed securities	1,252	1,290	758	379	153	—	—
Collateralized loan obligations	1,073	1,085	803	264	18	—	—
Asset-backed securities	430	437	366	72	—	—	—
Corporate debt	870	872	—	182	137	552	—
States and political subdivisions	404	410	227	157	2	4	20
Other	22	22	—	—	—	—	22
Total investment securities	$11,859	$11,962	$9,989	$1,064	$310	$556	$42
December 31, 2014
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$6,734	$6,741	$6,741	$—	$—	$—	$—
Residential mortgage-backed securities	438	448	448	—	—	—	—
Debt securities	272	277	266	11	—	—	—
Total	7,445	7,466	7,455	11	—	—	—
Commercial mortgage-backed securities	1,450	1,500	928	406	166	—	—
Collateralized loan obligations	1,001	1,016	721	273	21	—	—
Asset-backed securities	591	599	497	101	—	—	—
Corporate debt	820	823	—	102	193	526	1
States and political subdivisions	444	453	260	170	2	—	22
Other	22	22	—	—	—	—	22
Total investment securities	$11,772	$11,879	$9,862	$1,064	$382	$526	$45
The weighted average credit rating of our portfolio was AA at June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, we have no exposures to bonds issued by Puerto Rico.
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
Our Corporate Debt portfolio includes $645 million of High Yield bonds at June 30, 2015. The High Yield bond portfolio is well diversified with an average hold size of $7 million and rating of Ba2/BB. Approximately 13% of the High Yield bond portfolio's amortized cost consisted of companies rated Investment Grade. Currently $95 million, or less than 1% of our total investment securities portfolio, consists of companies exposed to the energy sector. This subset of the portfolio with exposure to energy is very granular with an average security exposure of $6 million and largest exposure of $10 million. The portfolio is very liquid with regular trading activity.  As of June 30, 2015, the energy portfolio had a net unrealized loss of $1.1 million compared to a $4.0 million unrealized loss at December 31, 2014. The High Yield bond portfolio is actively monitored and reviewed, including at the monthly Credit Portfolio Oversight Committee and additional high yield portfolio review meetings with senior management.
Our CMBS portfolio had an amortized cost of $1.3 billion at June 30, 2015. The net unamortized premiums on our CMBS portfolio amounted to $14 million, or 1.1% of the portfolio at June 30, 2015, and $28 million, or 2.0% of the portfolio at December 31, 2014. Gross unrealized losses on our CMBS portfolio were less than $100 thousand at June 30, 2015 and amounted to $0.2 million at December 31, 2014. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 88% of this portfolio was rated A or higher at June 30, 2015. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.

The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	June 30, 2015		December 31, 2014
Credit enhancement(1)	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$989	79%	$1,075	74%
25 - 30%	150	12	223	16
20 - 25%	103	8	118	8
18 - 20%	10	1	33	2
Total	$1,252	100%	$1,450	100%

(1)
Credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinated to the bonds we own plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.1 billion at June 30, 2015. Gross unrealized losses on our CLO portfolio amounted to $2 million and $3 million at June 30, 2015 and December 31, 2014, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 3.0% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Approximately three quarters of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As of June 30, 2015, we have purchased $347 million of newly issued CLO investments that we believe to be exempt from the Volcker Rule. These CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.
As shown in the table above, of the underlying investment ratings of our portfolio, 98% of our CLO portfolio was rated A or higher at June 30, 2015 and significant credit enhancements for our securities provide us protection from default.

The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated:

	June 30, 2015		December 31, 2014
Credit Enhancement(1)	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$49	4%	$73	7%
35 - 40%	234	22	224	23
30 - 35%	54	5	83	8
25 - 30%	249	23	223	22
20 - 25%	227	21	133	13
15 - 20%	243	23	240	24
10 - 15%	17	2	25	3
0 - 10%	—	—	—	—
Total	$1,073	100%	$1,001	100%

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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-

term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $4.8 billion outstanding at June 30, 2015.
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
We have included the Company's credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of June 30, 2015:

	Moody's	S&P	Fitch
Senior unsecured	Ba1	BBB-	BBB-
Subordinated debt	Ba1	BB+	BB+
In March 2014, Moody's downgraded the Company's long-term issuer rating to Ba1 (one notch below investment grade). Moody's affirmed the rating in November 2014, but moved their outlook from stable to negative. In May 2015, Moody’s upgraded the Company’s subordinated debt to Ba1 from Ba2 upon industry wide methodology change with no other changes to the Company’s long-term issuer rating or outlook. In December 2014, S&P downgraded the Company's long-term issuer rating by one notch to BBB- (which is at the investment grade minimum rating). In January 2015, Fitch affirmed their rating of BBB- (which is at the investment grade minimum rating), but moved their outlook from stable to negative. Following the downgrade in December 2014, S&P’s outlook is stable while the negative outlook by Moody’s and Fitch initiated during the fourth quarter of 2014 will entail their monitoring of our credit rating over the next six to 12 months.
Our total collateralized wholesale borrowings amounted to $4.8 billion and $5.0 million at June 30, 2015 and December 31, 2014, respectively. In addition to this amount, we had additional collateralized wholesale borrowing capacity of $5.9 billion and $5.7 billion at June 30, 2015 and December 31, 2014, respectively, from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $0.9 billion, was available at the Federal Reserve's discount window at both June 30, 2015 and December 31, 2014.
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
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $11.3 billion and $11.0 billion at June 30, 2015 and December 31, 2014, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit amounted to $4.0 billion and $3.8 billion at June 30, 2015 and December 31, 2014, respectively, and our unused home equity and other consumer lines of credit increased to $5.7 billion at June 30, 2015 from $5.3 billion at December 31, 2014. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $242 million and $266 million at June 30, 2015 and December 31, 2014, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell most newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. In connection with our residential lending business, our commitments to sell residential mortgages increased to $198 million at June 30, 2015 from $137 million at December 31, 2014, as a result of the increased customer activity given the lower rate environment in the first half of 2015, along with seasonality in home sales.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends and capital distributions from the Bank, principal repayments on investment securities, interest received from the Bank, a $100 million line of credit facility with a bank, and the issuance of debt and equity securities. Our line of credit facility with a bank has never been drawn and is not a significant component of our CFP. The primary uses of the Company's liquidity are dividends to common and preferred stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $382 million at June 30, 2015. As of June 30, 2015, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to common and preferred stockholders without reliance on dividends from the Bank.
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
While the size of our 2014 $1.1 billion goodwill impairment charge did not adversely impact our capital ratios, it did impact our regulatory dividend capacity formula. Simply stated, even though the non-cash goodwill charge did not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company in the future. Following the goodwill impairment charge, we were also required to consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders. We have received non-objection from the Federal Reserve and approval from our Board of Directors to pay common and preferred dividends for the second quarter of 2015, which will be paid to shareholders on August 17, 2015 to shareholders of record on August 5, 2015.
Based on current estimates, we expect to need quarterly approval from the OCC until the first quarter of 2017 based on their calculation formula. Beginning with the payment of our quarterly common and preferred dividends for the third quarter of 2015, such consultation with the Federal Reserve will no longer be necessary based on their calculation formula. While we cannot be assured that the OCC will approve our quarterly dividend requests going forward, based on conversations with the regulators and barring any unforeseen future developments that would materially impact our profitability, we believe that we can maintain our holding company common and preferred dividend payments at their current levels.
The Bank made $90 million in capital distributions to the Company during the six months ended June 30, 2015. Additionally, the Bank paid dividends of $80 million to the Company during the six months ended June 30, 2014.
Deposits
The following table illustrates the composition of our deposits at the dates indicated:

	June 30, 2015		December 31, 2014		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,484	12.3%	$3,452	12.4%	$32
Interest-bearing checking	5,089	17.9	5,084	18.3	4
Money market deposits	10,304	36.2	9,962	35.8	342
Noninterest-bearing	5,550	19.5	5,407	19.5	143
Total core deposits	24,426	85.9	23,906	86.0	521
Certificates	4,020	14.1	3,876	14.0	145
Total deposits	$28,447	100.0%	$27,781	100.0%	$666

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(In millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
June 30, 2015
Core deposits:
Savings	$2,247	$181	$227	$829	$3,484
Interest-bearing checking	3,217	652	549	670	5,089
Money market deposits	6,652	1,268	889	1,494	10,304
Noninterest-bearing	3,379	749	660	762	5,550
Total core deposits	15,496	2,850	2,326	3,755	24,426
Certificates	2,698	435	283	604	4,020
Total deposits	$18,193	$3,286	$2,609	$4,359	$28,447
December 31, 2014
Core deposits:
Savings	$2,223	$170	$218	$842	$3,452
Interest-bearing checking	3,083	674	672	656	5,084
Money market deposits	6,455	1,205	895	1,407	9,962
Noninterest-bearing	3,219	830	636	722	5,407
Total core deposits	14,980	2,878	2,421	3,627	23,906
Certificates	2,421	450	300	705	3,876
Total deposits	$17,401	$3,329	$2,720	$4,331	$27,781

(1)
Includes brokered money market deposits of $357 million and $412 million at June 30, 2015 and December 31, 2014, respectively, and brokered certificates of deposit of $1.5 billion and $1.2 billion at June 30, 2015 and December 31, 2014, respectively.

Our total deposits increased $666 million, or 5% annualized, from December 31, 2014 to $28.4 billion at June 30, 2015. Our strategic focus remains on efforts to grow our customer base, re-position our account mix and introduce new products and services that further enhance our value proposition to customers. Recent investments in online account opening, mobile banking, and remote deposit capture have further enhanced customers’ ability to transact in the delivery channel of their choice while at the same time lowering our cost to acquire and serve such customers. Current and anticipated investments as part of our Strategic Investment Plan in new digital features and functionalities will further enhance customers’ ability to do business with us across all delivery channels.
Transactional deposits, which include interest-bearing and noninterest bearing checking balances, increased $147 million, or 3% annualized, from December 31, 2014. Transactional deposits currently represent 37% of our deposit base, consistent with a year ago. Money market balances increased from December 31, 2014 driven by promotional deposit campaigns, primarily in our New York state footprint, and by seasonal strength in commercial deposits. Noninterest-bearing checking balances increased $143 million from December 31, 2014, driven by higher consumer and business deposit balances.
Consumer interest-bearing checking and noninterest bearing checking account balances increased an annualized 3% from December 31, 2014, driven by higher balances held by customers. Factors contributing to this growth included higher spend on marketing, changes to our incentive compensation structure to emphasize deposits, better new client acquisitions, and the recent enhancements to our online account opening platform.
The $145 million increase in certificates of deposit from December 31, 2014 to June 30, 2015, reflects a $385 million increase in brokered certificates of deposit to $1.5 billion partially offset by lower consumer and municipal balances. The terms on these brokered certificates of deposit are between six months and 24 months with interest rates ranging between 0.30% and 0.90%.

The average cost of interest-bearing deposits for the three months ended June 30, 2015 of 0.29% increased one basis point from the three months ended March 31, 2015 and increased five basis points from the quarter ended June 30, 2014, reflecting the impact of promotional pricing campaigns to gather money market deposit balances as well as purchase accounting mark to market adjustments on maturing acquired certificates of deposit.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at June 30, 2015 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. At June 30, 2015 and December 31, 2014, 52% and 51%, respectively, of loans were variable rate and unencumbered by floors. The impact of loan floors on our net interest income sensitivity is not significant. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$5,359	$1,785	$140	$7,284
Construction	1,006	12	9	1,028
Business	4,743	964	217	5,924
Total commercial	11,108	2,761	367	14,236
Consumer:
Residential real estate	1,003	1,609	718	3,330
Home equity	2,446	373	166	2,985
Indirect auto	872	1,361	23	2,256
Credit cards	305	—	—	305
Other consumer	154	71	33	257
Total consumer	4,779	3,413	940	9,133
Total loans and leases	$15,887	$6,175	$1,307	$23,368
For the loans reported in the preceding table, the following sets forth at June 30, 2015, the dollar amount of all of our fixed-rate and adjustable-rate loans due after June 30, 2016:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$732	$1,194	$1,926
Construction	22	—	22
Business	1,082	99	1,181
Total commercial	1,835	1,293	3,128
Consumer:
Residential real estate	1,356	971	2,327
Home equity	529	9	539
Indirect auto	1,384	—	1,384
Other consumer	104	—	104
Total consumer	3,373	981	4,353
Total loans and leases	$5,208	$2,274	$7,482

The following table sets forth at June 30, 2015, the dollar amount of all of our fixed-rate loans due after June 30, 2016 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$600	$262	$119	$613	$24	$1,617
2 to 3 years	452	220	100	419	20	1,211
3 to 5 years	486	319	145	329	26	1,305
Total 1 to 5 years	1,538	800	364	1,361	70	4,133
5 to 10 years	266	359	145	23	21	814
More than 10 years	32	197	20	—	12	261
Total	$1,835	$1,356	$529	$1,384	$104	$5,208
The following table sets forth at June 30, 2015, the dollar amount of all of our adjustable-rate loans due after June 30, 2016 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$418	$353	$9	$780
2 to 3 years	376	197	—	573
3 to 5 years	430	258	—	688
Total 1 to 5 years	1,224	808	9	2,042
5 to 10 years	66	162	—	228
More than 10 years	3	1	—	4
Total	$1,293	$971	$9	$2,274
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
The primary tool we use to assess our exposure to interest rate risk is a quantitative modeling technique that simulates the effects of variations in interest rates on net interest income. These monthly simulations compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment. As a result of these simulations, we take actions to limit the variability of our net interest income due to changes in interest rates. Such actions include: (i) employing interest rate swaps; (ii) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (iii) selling the majority of 30 year fixed-rate, conforming residential mortgage loans into the secondary market without recourse; (iv) investing in securities with predictable cash flows; (v) growing core deposits; and (vi) utilizing wholesale borrowings to support cash flow needs and help match asset repricing.
Our Asset and Liability Committee ("ALCO") monitors our sensitivity to interest rates and approves strategies to manage our exposure to interest rate risk. Our goal is to prudently manage the bank’s exposure to changes in the interest rate environment and resultant impacts on earnings and capital.
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

	Calculated increase (decrease)
	June 30, 2015		December 31, 2014
Changes in interest rates(1)	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points (gradual)	$53	4.9%	$53	4.9%
+ 100 basis points (gradual)	27	2.5	28	2.6
- 50 basis points (gradual)	(17)	(1.6)	(15)	(1.4)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)
Under a shock scenario where interest rates increase 200 basis points immediately, net interest income was estimated to increase by approximately 10.3% and 9.7% at June 30, 2015 and December 31, 2014, respectively.

Assumptions / Limitations: The assumption of maintaining a static balance sheet and parallel rate shocks are key elements of this assessment of interest rate risk exposure. Certain variable impacts on these assumptions, such as the direction of future interest rates not moving in a parallel manner across the yield curve and how the balance sheet will dynamically respond and shift based on a change in future interest rates and how the Company will actually respond, are not contemplated in these measures and limit the predictive value of these scenarios. The Company is cognizant of the methodology and assumptions used in these standard interest rate risk measures, along with their resultant benefits and limitations. Key variables not included in these interest rate risk measures include, but are not limited to:

▪
Rates are unlikely to change in a parallel manner: there will likely be changes in yield curve slope and the spread between key market indices. For example, the 10-year U.S. Treasury Bond yielded 3.0% at January 2, 2014 and yielded 1.75% as of January 29, 2015 while the 2-year US Treasury yielded 0.39% to 0.52% over that same period, resulting in the spread difference between the yields decreasing from 261 bps at January 2, 2014 to 123 bps at January 29, 2015. With different points of the interest rate curve moving in varying degrees, the balance sheet may dynamically adjust and not remain static as assumed in the standard interest rate risk measures. Examples of mix shifts in the balance sheet include, but are not limited to shifts between variable and fixed rate assets originated and the composition and absolute levels of deposit categories.

▪
Changes in customer behaviors: changing market rates re-define customer incentives and alternatives. For example, on the asset side the direction of mortgage rates will influence customer behavior and therefore housing turnover and refinance activity, resulting in greater mortgage prepayments when long-term rates are declining, but create extension risk when those rates are increasing. In a rising rate environment mortgage activity may decline as lower prepayments on existing positions would likely be balanced by reduced originations. On the liability side, changing interest rate spreads between deposit categories will likely cause product shifts and changes in CD maturity terms. For example, as rates rise we would likely see customers migrate from non-reactive deposit categories (Savings and Checking) to more reactive categories (CDs and Money Market), which would carry higher rates than non-reactive deposits. These types of mix shifts are not contemplated in the assumptions for the standard interest rate risk measures.

▪
Responses to the competitive environment: Deposit reactivity, a key determinant to quantify interest rate risk and estimates of profitability, is also driven by the competitive environment for deposits. Our deposit reactivity modeling, like most others, is derived from experience in prior rate cycles. The duration of the prolonged low rate environment, with actions taken by the Federal Reserve to keep interest rates low through its Quantitative Easing program and resulting excess liquidity in the financial system, renders historical modeling and experience of how non-contractual deposits may actually react in an increasing interest rate environment potentially less effective as the historical data set is not representative of current dynamics and may not be a good indicator of future performance. Equally, the release by the Federal Reserve during September 2014 of its mechanisms for how they will raise interest rates when the decision is made to do so include, in addition to conventional measures such as increases to the Federal Funds Rate, new tools such as paying interest on excess reserves and the use of reverse repurchase agreements. The impact of these new tools as excess liquidity is reversed from the financial system is unprecedented. Additionally, the potential increases to the competitive pressures amongst financial institutions to retain deposits is not contemplated in the historical data set and thus modeling output.

Scenario Analysis: Assumptions on future rate paths and their impacts are inherently uncertain and, as a result, the impact of changes in interest rates on our net interest income cannot be precisely predicted. In conjunction with standard interest rate risk metrics, ALCO formulates and analyzes a range of alternative scenarios in which rate moves are not parallel and the balance sheet is not static. Certain assumptions are stressed to provide a broader range of potential outcomes. Thus, both static interest rate risk measures and dynamic scenario analysis are factored into risk assessment and strategic decisions of the Company.
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

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile the dates indicated:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	June 30, 2015	December 31, 2014
- 100 basis points	(2.6)%	(3.6)%
+ 100 basis points	(2.6)	(2.2)
+ 200 basis points (1)	(7.3)	(7.1)
+ 300 basis points (2)	(12.7)	(13.0)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
Our EVE measures have remained consistent as we maintained variable rate commercial loan production and deposit balances in more reactive categories such as money market deposits.
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
As of June 30, 2015, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
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
Our tier 1 risk-based capital ratio on a consolidated basis was 10.03% and 9.81% at June 30, 2015 and December 31, 2014, respectively. Our common equity tier 1 capital ratio under Basel III was 8.50% at June 30, 2015 and our tier 1 common ratio under Basel I was 8.20% at December 31, 2014. The change in regulatory capital ratios from the fourth quarter of 2014 to the first quarter of 2015 reflected a positive impact related to the implementation of Basel III for both the Company and the Bank. The positive impact resulted from the benefits of a reduction in disallowed intangibles and deferred tax assets as well as overall risk-weighted assets slightly decreasing.

Due to the $1.1 billion goodwill impairment charge we recorded in the third quarter of 2014, we are required to obtain regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company until the first quarter of 2017 based on their calculation formula. We were also required to consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders. We have received non-objection from the Federal Reserve and approval from our Board of Directors to pay common and preferred dividends for the second quarter of 2015, which will be paid on August 17, 2015 to shareholders of record on August 5, 2015. Beginning with the payment of our quarterly common and preferred dividends for the third quarter of 2015, such consultation with the Federal Reserve will no longer be necessary based on their calculation formula.
While we cannot be assured that the OCC will approve our quarterly dividend requests going forward, based on conversations with the regulators and barring any unforeseen future developments that would materially impact our profitability, we believe that we can maintain our holding company common and preferred dividend payments at their current levels.
During the first six months of 2015, our stockholders’ equity increased $28 million, driven by increases due primarily to our net income of $112 million and $4 million related to stock-based compensation partially offset by $18 million in unrealized losses, net of tax, on investment securities available for sale, $57 million, or $0.16 per share, in common stock dividends and $15 million in preferred stock dividends.
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
In accordance with regulatory capital rules, the amount of our subordinated debt issued by the Company will begin to lose eligibility for inclusion in Tier 2 capital at the beginning of each of the last five years of the life of the instrument. Our subordinated debt will mature in December 2021 and accordingly, the amount of subordinated debt eligible for inclusion in Tier 2 capital will be reduced by 20 percent beginning in December 2016 and will continue to be reduced by 20 percent in each subsequent year.

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. are as follows at the dates indicated. Basel III Transitional rules became effective for us on January 1, 2015. Ratios and amounts presented as of December 31, 2014 are calculated under Basel I rules. As of June 30, 2015, the ratios presented are calculated under the Basel III Standardized Transitional Approach. Common equity tier 1 capital under Basel III replaced Tier 1 common capital under Basel I.

	Actual		Minimum amount to be
(dollars in millions)	Amount	Ratio	well-capitalized
First Niagara Financial Group, Inc.:
June 30, 2015:
Leverage ratio	$2,852	7.60%	$1,876	5.00%
Tier 1 risk-based capital	2,852	10.03	2,274	8.00
Total risk-based capital	3,401	11.96	2,843	10.00
Common equity tier 1 capital	2,417	8.50	1,848	6.50
December 31, 2014:
Leverage ratio	$2,764	7.50%	$1,843	5.00%
Tier 1 risk-based capital	2,764	9.81	1,691	6.00
Total risk-based capital	3,313	11.75	2,819	10.00
Tier 1 common capital	2,312	8.20	N/A	N/A
First Niagara Bank, N.A.:
June 30, 2015:
Leverage ratio	$3,023	8.07%	$1,873	5.00%
Tier 1 risk-based capital	3,023	10.66	2,269	8.00
Total risk-based capital	3,274	11.54	2,837	10.00
Common equity tier 1 capital	3,023	10.66	1,843	6.50
December 31, 2014:
Leverage ratio	$2,949	8.01%	$1,841	5.00%
Tier 1 risk-based capital	2,949	10.48	1,688	6.00
Total risk-based capital	3,199	11.37	2,814	10.00
Accounting Standards Adopted in 2015
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
In April 2014, the FASB issued guidance that changed the requirements for reporting discontinued operations.  The new guidance requires that a disposal of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance became effective for us on January 1, 2015 and it did not have a significant impact on our financial statements.

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
Impact of New Accounting Standards
In May 2014, the FASB issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB stated that they would delay the effective date for this guidance for one year to fiscal years beginning after December 15, 2017 although they have not officially amended the guidance. We are currently evaluating the impact on our financial statements.
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
In February 2015, the FASB issued guidance that amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance becomes effective for us on January 1, 2016 and we are evaluating the impact of this guidance on our financial statements.
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

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in millions, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$527	$420
Investment securities:
Available for sale, at fair value (amortized cost of $5,689 and $5,830 in 2015 and 2014; includes pledged securities that can be sold or repledged of $102 and $39 in 2015 and 2014)	5,751	5,915
Held to maturity, at amortized cost (fair value of $6,211 and $5,964 in 2015 and 2014; includes pledged securities that can be sold or repledged of $2,659 and $128 in 2015 and 2014)	6,170	5,942
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	379	412
Loans held for sale	60	40
Loans and leases (net of allowance for loan losses of $236 and $234 in 2015 and 2014)	23,133	22,803
Bank owned life insurance	431	426
Premises and equipment, net	413	407
Goodwill	1,348	1,350
Core deposit and other intangibles, net	56	67
Other assets	796	769
Total assets	$39,064	$38,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$28,447	$27,781
Short-term borrowings	4,276	5,472
Long-term borrowings	1,683	734
Other	536	471
Total liabilities	34,942	34,458
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2015 and 2014	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2015 and 2014	4	4
Additional paid-in capital	4,223	4,235
Accumulated deficit	(294)	(330)
Accumulated other comprehensive income	(7)	9
Treasury stock, at cost, 11,112,038 and 12,613,836 shares in 2015 and 2014	(142)	(162)
Total stockholders’ equity	4,121	4,093
Total liabilities and stockholders’ equity	$39,064	$38,551
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income:
Loans and leases	$212	$210	$422	$420
Investment securities and other	86	92	173	182
Total interest income	298	302	595	602
Interest expense:
Deposits	17	13	32	25
Borrowings	19	17	37	34
Total interest expense	35	30	69	59
Net interest income	263	272	526	543
Provision for credit losses	21	20	34	44
Net interest income after provision for credit losses	242	252	493	499
Noninterest income:
Deposit service charges	22	24	43	47
Insurance commissions	17	17	33	33
Merchant and card fees	13	13	25	24
Wealth management services	16	16	30	32
Mortgage banking	6	5	11	9
Capital markets income	5	3	9	7
Lending and leasing	4	5	8	9
Bank owned life insurance	3	3	7	9
Other income	—	(5)	3	(12)
Total noninterest income	87	81	169	158
Noninterest expense:
Salaries and employee benefits	114	118	226	236
Occupancy and equipment	26	29	53	56
Technology and communications	36	31	72	61
Marketing and advertising	10	8	20	16
Professional services	16	13	29	25
Amortization of intangibles	5	7	11	14
Federal deposit insurance premiums	12	10	23	19
Restructuring charges	—	—	18	10
Other expense	28	29	57	55
Total noninterest expense	248	244	509	493
Income before income taxes	81	89	152	164
Income tax	20	13	40	28
Net income	61	76	112	136
Preferred stock dividend	8	8	15	15
Net income available to common stockholders	$53	$68	$97	$121
Earnings per share:
Basic	$0.15	$0.19	$0.27	$0.34
Diluted	$0.15	$0.19	$0.27	$0.34
Weighted average common shares outstanding:
Basic	351	350	351	350
Diluted	353	352	353	351
Dividends per common share	$0.08	$0.08	$0.16	$0.16
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$61	$76	$112	$136
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the period	(31)	14	(15)	22
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Less: amortization of net unrealized holding gains to income during the period	(2)	(2)	(3)	(4)
Net unrealized gains on interest rate swaps designated as cash flow hedges arising during the period	1	—	—	—
Amortization of net loss related to pension and post-retirement plans	1	—	2	—
Total other comprehensive (loss) income	(31)	12	(16)	19
Total comprehensive income	$30	$88	$96	$155
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2015	$338	$4	$4,235	$(330)	$9	$—	$(162)	$4,093
Net income	—	—	—	112	—	—	—	112
Total other comprehensive loss, net	—	—	—	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	6	—	—	—	—	6
Restricted stock activity (1,501,798 shares)	—	—	(18)	(5)	—	—	20	(3)
Preferred stock dividends	—	—	—	(15)	—	—	—	(15)
Common stock dividends of $0.16 per share	—	—	—	(57)	—	—	—	(57)
Balances at June 30, 2015	$338	$4	$4,223	$(294)	$(7)	$—	$(142)	$4,121
Balances at January 1, 2014	$338	$4	$4,235	$536	$62	$(17)	$(165)	$4,993
Net Income	—	—	—	136	—	—	—	136
Total other comprehensive income, net	—	—	—	—	19	—	—	19
ESOP shares committed to be released (88,970 shares)	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6	—	—	—	—	6
Restricted stock activity (1,541,890 shares)	—	—	(16)	(8)	—	—	22	(2)
Preferred stock dividends	—	—	—	(15)	—	—	—	(15)
Common stock dividends of $0.16 per share	—	—	—	(56)	—	—	—	(56)
Balances at June 30, 2014	$338	$4	$4,225	$593	$81	$(16)	$(143)	$5,082
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$112	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	16	22
Provision for credit losses	34	44
Depreciation of premises and equipment	38	28
Amortization of intangibles	11	14
Origination of loans held for sale	(372)	(278)
Proceeds from sales of loans held for sale	353	291
ESOP and stock based-compensation expense	6	7
Deferred income tax expense	8	4
Other, net	10	18
Net cash provided by operating activities	218	285
Cash flows from investing activities:
Proceeds from sales of securities available for sale	129	128
Proceeds from maturities of securities available for sale	153	210
Principal payments received on securities available for sale	653	481
Purchases of securities available for sale	(780)	(54)
Principal payments received on securities held to maturity	705	334
Purchases of securities held to maturity	(975)	(1,133)
Proceeds from maturities of securities held to maturity	25	5
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank common stock	33	35
Net increase in loans and leases	(358)	(925)
Purchases of premises and equipment	(45)	(21)
Other, net	2	(26)
Net cash used in investing activities	(458)	(967)
Cash flows from financing activities:
Net increase in deposits	666	781
(Repayments of) proceeds from short-term borrowings, net	(1,196)	68
Proceeds from long-term borrowings	950	—
Repayments of long-term borrowings	—	(1)
Dividends paid on noncumulative preferred stock	(15)	(15)
Dividends paid on common stock	(57)	(56)
Net cash provided by financing activities	348	776
Net increase in cash and cash equivalents	107	94
Cash and cash equivalents at beginning of period	420	463
Cash and cash equivalents at end of period	$527	$557
Supplemental disclosures
Cash paid during the period for:
Income taxes	$33	$36
Interest expense	67	60
Other noncash activity:
Securities available for sale purchased not settled	42	10
Securities held to maturity purchased not settled	—	4
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. Results for the six months ended June 30, 2015 do not necessarily reflect the results that may be expected for the year ending December 31, 2015. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Note 1. Summary of Significant Accounting Policies

Capitalized software
Certain costs associated with software that is acquired, developed, or modified solely to meet internal needs are capitalized and amortized on a straight line basis over a period of 3 to 10 years. Direct costs of materials and services consumed in developing the software and internal payroll and payroll-related costs related to activities such as coding and testing the software are the types of costs capitalized. Capitalized costs for internal-use software are included in “Premises and equipment, net” in our balance sheet. Amortization of these costs is classified as “Technology and communications” expenses in our income statement.
Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2014 Annual Report on Form 10-K.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$404	$6	$—	$410
U.S. Treasury	55	—	—	55
U.S. government sponsored enterprises	287	3	(1)	289
Corporate	870	13	(11)	872
Total debt securities	1,616	23	(13)	1,626
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	31	—	(1)	31
Federal National Mortgage Association	83	4	—	86
Federal Home Loan Mortgage Corporation	100	4	—	104
Collateralized mortgage obligations:
Government National Mortgage Association	51	—	—	51
Federal National Mortgage Association	625	2	(9)	618
Federal Home Loan Mortgage Corporation	406	1	(6)	401
Total collateralized mortgage obligations	1,082	3	(15)	1,070
Total residential mortgage-backed securities	1,296	11	(16)	1,291
Commercial mortgage-backed securities, non-agency issued	1,252	38	—	1,290
Total mortgage-backed securities	2,548	49	(16)	2,581
Collateralized loan obligations, non-agency issued	1,073	14	(2)	1,085
Asset-backed securities collateralized by:
Student loans	217	6	—	223
Credit cards	20	—	—	20
Auto loans	117	1	—	117
Other	76	—	—	76
Total asset-backed securities	430	8	—	437
Other	22	—	—	22
Total securities available for sale	$5,689	$94	$(32)	$5,751
Investment securities held to maturity:
Debt securities, U.S. government agencies	$50	$—	$—	$50
Residential mortgage-backed securities:
Government National Mortgage Association	10	—	—	10
Federal National Mortgage Association	103	—	(1)	103
Federal Home Loan Mortgage Corporation	57	—	—	57
Collateralized mortgage obligations:
Government National Mortgage Association	1,482	28	(2)	1,508
Federal National Mortgage Association	2,061	17	(15)	2,062
Federal Home Loan Mortgage Corporation	2,407	31	(17)	2,420
Total collateralized mortgage obligations	5,949	75	(34)	5,990
Total residential mortgage-backed securities	6,120	76	(36)	6,160
Total securities held to maturity	$6,170	$77	$(36)	$6,211

	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$444	$10	$—	$453
U.S. Treasury	25	—	—	25
U.S. government sponsored enterprises	187	5	—	191
Corporate	820	15	(12)	823
Total debt securities	1,476	29	(12)	1,492
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	1	(1)	34
Federal National Mortgage Association	96	5	—	100
Federal Home Loan Mortgage Corporation	115	5	—	120
Collateralized mortgage obligations:
Federal National Mortgage Association	694	2	(13)	682
Federal Home Loan Mortgage Corporation	353	1	(4)	350
Total collateralized mortgage obligations	1,047	3	(18)	1,032
Total residential mortgage-backed securities	1,291	13	(19)	1,286
Commercial mortgage-backed securities, non-agency issued	1,450	51	—	1,500
Total mortgage-backed securities	2,741	64	(19)	2,786
Collateralized loan obligations, non-agency issued	1,001	18	(3)	1,016
Asset-backed securities collateralized by:
Student loans	228	7	—	235
Credit cards	42	—	—	42
Auto loans	193	1	—	194
Other	127	1	(1)	127
Total asset-backed securities	591	9	(1)	599
Other	22	—	—	22
Total securities available for sale	$5,830	$121	$(35)	$5,915
Investment securities held to maturity:
Debt securities, U.S. government agencies	$60	$—	$—	$60
Residential mortgage-backed securities:
Government National Mortgage Association	12	—	—	12
Federal National Mortgage Association	118	1	(1)	118
Federal Home Loan Mortgage Corporation	65	1	—	65
Collateralized mortgage obligations:
Government National Mortgage Association	1,755	27	(3)	1,779
Federal National Mortgage Association	1,965	11	(22)	1,954
Federal Home Loan Mortgage Corporation	1,967	25	(17)	1,976
Total collateralized mortgage obligations	5,687	63	(41)	5,709
Total residential mortgage-backed securities	5,882	64	(42)	5,904
Total securities held to maturity	$5,942	$64	$(42)	$5,964

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
June 30, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$39	$—	58	$1	$—	4	$39	$—	62
U.S. Treasury	30	—	2	—	—	—	30	—	2
U.S. government sponsored enterprises	157	(1)	15	—	—	—	157	(1)	15
Corporate	265	(6)	160	87	(5)	52	352	(11)	212
Total debt securities	491	(8)	235	88	(5)	56	579	(13)	291
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	18	(1)	5	18	(1)	5
Federal National Mortgage Association	—	—	1	—	—	—	—	—	1
Collateralized mortgage obligations:
Government National Mortgage Association	25	—	1	—	—	—	25	—	1
Federal National Mortgage Association	189	(1)	13	175	(9)	10	364	(9)	23
Federal Home Loan Mortgage Corporation	228	(4)	13	43	(2)	2	271	(6)	15
Total collateralized mortgage obligations	442	(5)	27	218	(10)	12	660	(15)	39
Total residential mortgage-backed securities	442	(5)	28	236	(11)	17	678	(16)	45
Commercial mortgage-backed securities, non-agency issued	11	—	7	1	—	2	12	—	9
Total mortgage-backed securities	453	(5)	35	237	(11)	19	690	(16)	54
Collateralized loan obligations, non-agency issued	261	(2)	28	134	(1)	13	395	(2)	41
Asset-backed securities collateralized by:
Student loans	13	—	3	12	—	2	25	—	5
Auto loans	1	—	1	—	—	—	1	—	1
Other	28	—	3	26	—	3	54	—	6
Total asset-backed securities	42	—	7	38	—	5	79	—	12
Other	—	—	—	9	—	3	9	—	3
Total securities available for sale in an unrealized loss position	$1,247	$(15)	305	$505	$(17)	96	$1,751	$(32)	401

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
June 30, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$18	$—	3	$—	$—	—	$18	$—	3
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	2	—	2	2	—	2
Federal National Mortgage Association	43	—	17	30	(1)	9	73	(1)	26
Federal Home Loan Mortgage Corporation	33	—	10	4	—	2	37	—	12
Collateralized mortgage obligations:
Government National Mortgage Association	191	(2)	26	72	(1)	19	263	(2)	45
Federal National Mortgage Association	404	(3)	23	436	(12)	28	841	(15)	51
Federal Home Loan Mortgage Corporation	665	(8)	37	349	(10)	25	1,013	(17)	62
Total collateralized mortgage obligations	1,260	(12)	86	857	(22)	72	2,117	(34)	158
Total residential mortgage-backed securities	1,336	(13)	113	893	(23)	85	2,229	(36)	198
Total securities held to maturity in an unrealized loss position	$1,354	$(13)	116	$893	$(23)	85	$2,247	$(36)	201

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$16	$—	22	$1	$—	5	$17	$—	27
US Treasury	5	—	1	—	—	—	5	—	1
U.S. government sponsored enterprises	18	—	7	42	—	4	60	—	11
Corporate	176	(7)	127	102	(5)	61	278	(12)	188
Total debt securities	215	(7)	157	145	(5)	70	360	(12)	227
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(1)	5	19	(1)	5
Collateralized mortgage obligations:
Federal National Mortgage Association	26	—	3	517	(13)	30	542	(13)	33
Federal Home Loan Mortgage Corporation	47	—	3	216	(4)	12	263	(4)	15
Total collateralized mortgage obligations	73	—	6	733	(18)	42	806	(18)	48
Total residential mortgage-backed securities	73	—	6	752	(19)	47	825	(19)	53
Commercial mortgage-backed securities, non-agency issued	13	—	3	24	—	3	36	—	6
Total mortgage-backed securities	85	—	9	776	(19)	50	861	(19)	59
Collateralized loan obligations, non-agency issued	276	(2)	32	146	(1)	15	422	(3)	47
Asset-backed securities collateralized by:
Student loans	26	—	4	2	—	2	28	—	6
Credit card	8	—	1	—	—	—	8	—	1
Auto loans	3	—	2	—	—	—	3	—	2
Other	—	—	1	52	(1)	5	52	(1)	6
Total asset-backed securities	37	—	8	55	(1)	7	92	(1)	15
Other	—	—	—	9	—	3	9	—	3
Total securities available for sale in an unrealized loss position	$614	$(10)	206	$1,130	$(26)	145	$1,744	$(35)	351

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$38	$—	5	$—	$—	—	$38	$—	5
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	2	—	2	2	—	2
Federal National Mortgage Association	4	—	1	51	(1)	12	55	(1)	13
Federal Home Loan Mortgage Corporation	33	—	9	9	—	2	42	—	11
Collateralized mortgage obligations:
Government National Mortgage Association	360	(2)	48	46	(1)	12	407	(3)	60
Federal National Mortgage Association	240	(1)	18	648	(21)	36	888	(22)	54
Federal Home Loan Mortgage Corporation	422	(5)	27	463	(12)	28	885	(17)	55
Total collateralized mortgage obligations	1,022	(8)	93	1,157	(34)	76	2,179	(41)	169
Total residential mortgage-backed securities	1,059	(8)	103	1,219	(35)	92	2,278	(42)	195
Total securities held to maturity in an unrealized loss position	$1,097	$(8)	108	$1,219	$(35)	92	$2,316	$(42)	200
We have assessed the securities in an unrealized loss position at June 30, 2015 and at December 31, 2014 and determined that the declines in fair value below amortized cost were temporary.
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
In connection with conforming our activities to the Volcker Rule, including the establishment of a compliance program by July 21, 2015, we engaged in an enterprise wide review and established a cross functional working group. Included in our Volcker Rule conformance efforts included the establishment of a corporate-wide compliance program, required for banks with assets over $10 billion, which reviews and monitors Volcker Rule compliance on an on-going basis.
A significant portion of our Volcker Rule conformance efforts included confirming that our activities are either excluded or exempted from the Volcker Rule.  In areas where we have Volcker Rule applicability, including in connection with capital markets (e.g., risk mitigating hedging), residential lending (e.g., secondary mortgage originations) and certain other activities, Volcker Rule conformance is not anticipated to have a material impact.
We have significant Volcker Rule applicability in connection with Collateralized Loan Obligations ("CLOs") held in our investment securities portfolio. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by CLOs where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On December 18, 2014, the Federal Reserve Board announced it would give banking entities until July 21, 2016 to conform investments in covered funds that were in place prior to December 31, 2013 ("legacy covered funds"). The Board also announced its intention to act next year to grant banking entities an additional one-year extension of the conformance period for legacy covered funds which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests to the stated provisions of the final Volcker Rule.
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
Scheduled contractual maturities of our investment securities at June 30, 2015 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$176	$177
After one year through five years	733	746
After five years through ten years	743	739
After ten years	14	14
Total debt securities	1,666	1,676
Mortgage-backed securities	8,668	8,741
Collateralized loan obligations	1,073	1,085
Asset-backed securities	430	437
Other	22	22
	$11,859	$11,962
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio decreased to 3.4 years at June 30, 2015 from 3.7 years at December 31, 2014.
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

Our loans and leases receivable consisted of the following at the dates indicated:

	June 30, 2015			December 31, 2014
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$6,341	$943	$7,284	$6,181	$1,050	$7,231
Construction	1,028	—	1,028	973	1	973
Business	5,583	341	5,924	5,430	345	5,775
Total commercial	12,952	1,284	14,236	12,584	1,395	13,979
Consumer:
Residential real estate	2,204	1,126	3,330	2,096	1,257	3,353
Home equity	1,956	1,029	2,985	1,847	1,089	2,936
Indirect auto	2,256	—	2,256	2,166	—	2,166
Credit cards	305	—	305	324	—	324
Other consumer	257	—	257	278	—	278
Total consumer	6,978	2,155	9,133	6,711	2,347	9,058
Total loans and leases	19,930	3,439	23,368	19,296	3,742	23,037
Allowance for loan losses	(228)	(7)	(236)	(228)	(6)	(234)
Total loans and leases, net	$19,701	$3,431	$23,133	$19,067	$3,736	$22,803
As of June 30, 2015 and December 31, 2014, we had a liability for unfunded loan commitments of $15 million and $16 million, respectively. For the six months ended June 30, 2015, we recognized a release of provision for credit losses related to our unfunded loan commitments of $1 million. For the six months ended June 30, 2014 we recognized a provision for credit losses related to our unfunded commitments of $0.8 million.
Of the $3.0 billion home equity portfolio at June 30, 2015 and $2.9 billion at December 31, 2014, $1.2 billion and $1.1 billion were in a first lien position at each period end, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of June 30, 2015 and December 31, 2014.

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

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at the dates indicated:

	June 30, 2015	December 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5	$10
Carrying amount	5	6
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	2,277	2,549
Carrying amount	2,229	2,496
Other acquired loans
Outstanding principal balance	1,228	1,274
Carrying amount	1,205	1,240
Total acquired loans
Outstanding principal balance	3,511	3,832
Carrying amount	3,439	3,742
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2014	$(851)
Net reclassifications from nonaccretable yield	(5)
Accretion	138
Other (1)	55
Balance at December 31, 2014	(663)
Accretion	55
Balance at June 30, 2015	$(608)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
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
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Six months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	14	5	—	(1)	3	5	4	31
Charge-offs	(11)	(11)	(1)	(2)	(4)	(6)	(4)	(38)
Recoveries	1	3	—	—	1	1	1	7
Balance at end of period	$69	$119	$2	$6	$14	$13	$5	$228
Allowance for loan losses:
Individually evaluated for impairment	$4	$3	$1	$—	$—	$—	$—	$8
Collectively evaluated for impairment	65	116	1	5	14	13	5	220
Total	$69	$119	$2	$6	$14	$13	$5	$228
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$73	$60	$23	$6	$3	$—	$3	$168
Collectively evaluated for impairment	7,296	5,523	2,181	1,950	2,253	305	255	19,762
Total	$7,369	$5,583	$2,204	$1,956	$2,256	$305	$257	$19,930
Six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	19	3	—	4	6	5	3	39
Charge-offs	(6)	(13)	(1)	(2)	(4)	(7)	(4)	(36)
Recoveries	3	2	—	—	1	1	1	7
Balance at end of period	$62	$112	$2	$10	$12	$12	$6	$216
Allowance for loan losses:
Individually evaluated for impairment	$2	$2	$1	$3	$—	$—	$—	$8
Collectively evaluated for impairment	60	110	1	7	12	12	5	208
Total	$62	$112	$2	$10	$12	$12	$6	$216
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$63	$59	$21	$7	$2	$—	$2	$155
Collectively evaluated for impairment	6,668	5,288	1,926	1,694	1,869	312	284	18,041
Total	$6,732	$5,348	$1,947	$1,701	$1,872	$312	$286	$18,196

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$69	$117	$2	$6	$14	$11	$4	$224
Provision for loan losses	6	5	—	—	2	4	2	20
Charge-offs	(6)	(4)	—	(1)	(2)	(3)	(2)	(19)
Recoveries	1	1	—	—	1	1	—	3
Balance at end of period	$69	$119	$2	$6	$14	$13	$5	$228
Three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$61	$112	$2	$8	$11	$12	$6	$210
Provision for loan losses	6	3	—	3	3	3	1	19
Charge-offs	(5)	(3)	—	(1)	(2)	(3)	(2)	(16)
Recoveries	—	1	—	—	—	1	—	3
Balance at end of period	$62	$112	$2	$10	$12	$12	$6	$216

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Six months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	2	—	—	4
Charge-offs	(2)	—	—	(1)	—	—	(4)
Recoveries	1	—	—	—	—	—	1
Balance at end of period	$2	$1	$2	$3	$—	$—	$7
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2	1	2	3	—	—	7
Total	$2	$1	$2	$3	$—	$—	$7
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$4	$—	$—	$4
Collectively evaluated for impairment	—	280	—	921	—	—	1,201
Loans acquired with deteriorated credit quality	943	61	1,126	104	—	—	2,234
Total	$943	$341	$1,126	$1,029	$—	$—	$3,439
Six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	—	3	—	—	4
Charge-offs	(1)	—	—	(3)	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	4
Total	$—	$—	$1	$3	$—	$—	$4
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$6	$—	$4	$—	$—	$9
Collectively evaluated for impairment	—	302	—	985	—	—	1,287
Loans acquired with deteriorated credit quality	1,209	86	1,412	146	—	—	2,853
Total	$1,209	$394	$1,412	$1,135	$—	$—	$4,150

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$2	$1	$2	$3	$—	$—	$7
Provision for loan losses	—	—	—	1	—	—	1
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$2	$1	$2	$3	$—	$—	$7
Three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	—	—	—	—	—	—	—
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$4
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	June 30, 2015			December 31, 2014
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$60	$—	$60	$53	$—	$53
Business	43	4	47	45	7	53
Total commercial	103	4	107	98	7	106
Consumer:
Residential real estate	33	—	33	34	—	34
Home equity	27	23	50	24	23	47
Indirect auto	13	—	13	13	—	13
Other consumer	5	—	5	5	—	5
Total consumer	78	23	101	75	23	98
Total	$181	$27	$208	$174	$30	$204

The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$3	$2	$5	$4

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The recorded investment of our impaired loans, less any related allowance for loan losses, was 67% and 70% of the loans’ unpaid principal balance at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015			December 31, 2014
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$31	$58	$—	$40	$59	$—
Business	38	61	—	29	51	—
Total commercial	69	119	—	69	110	—
Consumer:
Residential real estate	16	18	—	8	9	—
Home equity	4	6	—	3	4	—
Indirect auto	2	4	—	2	3	—
Other consumer	1	2	—	2	2	—
Total consumer	24	30	—	16	18	—
Total	$93	$149	$—	$85	$128	$—
With a related allowance recorded:
Commercial:
Real estate	$42	$46	$4	$24	$27	$2
Business	22	33	3	32	43	2
Total commercial	63	79	7	56	70	4
Consumer:
Residential real estate	7	7	1	11	13	1
Home equity	2	2	—	4	4	1
Indirect auto	1	1	—	—	—	—
Other consumer	1	1	—	—	—	—
Total consumer	11	11	1	16	17	2
Total	$75	$90	$8	$71	$87	$6
Total
Commercial:
Real estate	$73	$104	$4	$64	$86	$2
Business	60	94	3	61	93	2
Total commercial	133	198	7	125	179	4
Consumer:
Residential real estate	23	26	1	20	22	1
Home equity	6	8	—	7	8	1
Indirect auto	3	5	—	2	3	—
Other consumer	3	3	—	2	2	—
Total consumer	35	41	1	31	36	2
Total	$168	$239	$8	$156	$215	$6

The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. There were no impaired acquired loans with a related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	June 30, 2015			December 31, 2014
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$—	$—	$—
Business	—	3	—	3	3	—
Total commercial	—	3	—	3	3	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	4	6	—	4	6	—
Other consumer	—	—	—	—	—	—
Total consumer	4	6	—	4	6	—
Total(1)	$4	$9	$—	$7	$9	$—

(1)	Includes nonperforming purchased credit impaired loans.

The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	June 30,
	2015		2014
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Six months ended June 30,
Commercial:
Real estate	$67	$1	$62	$1
Business	76	1	47	1
Total commercial	143	1	109	1
Consumer:
Residential real estate	23	—	21	—
Home equity	7	—	7	—
Indirect auto	4	—	2	—
Other consumer	3	—	3	—
Total consumer	36	—	33	—
Total	$179	$2	$141	$1
Three months ended June 30,
Commercial:
Real estate	$75	$—	$62	$—
Business	68	—	57	—
Total commercial	142	1	119	1
Consumer:
Residential real estate	22	—	21	—
Home equity	6	—	6	—
Indirect auto	3	—	2	—
Other consumer	3	—	2	—
Total consumer	34	—	31	—
Total	$177	$1	$150	$1

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	June 30,
	2015		2014
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Six months ended June 30,
Commercial:
Real estate	$—	$—	$—	$—
Business	—	—	5	—
Total commercial	—	—	5	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	4	—
Other consumer	—	—	—	—
Total consumer	4	—	4	—
Total(1)	$4	$—	$9	$—
Three months ended June 30,
Commercial:
Real estate	$—	$—	$—	$—
Business	1	—	7	—
Total commercial	1	—	7	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	4	—
Other consumer	—	—	—	—
Total consumer	4	—	4	—
Total(1)	$5	$—	$10	$—

(1)	Includes nonperforming purchased credit impaired loans.
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

The following table is a reconciliation between nonperforming loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
June 30, 2015
Nonperforming loans	$107	$101	$208
Plus: Accruing TDRs	56	8	65
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(30)	(70)	(100)
Total impaired loans(1)	$133	$40	$172
December 31, 2014:
Nonperforming loans	$106	$98	$204
Plus: Accruing TDRs	59	8	67
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(36)	(71)	(108)
Total impaired loans(1)	$128	$35	$163

(1)	Includes nonperforming purchased credit impaired loans.

Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.
The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
June 30, 2015
Originated loans
Commercial:
Real estate	$6	$5	$39	$50	$7,319	$7,369	$—
Business	3	2	28	33	5,550	5,583	—
Total commercial	9	7	67	83	12,869	12,952	—
Consumer:
Residential real estate	4	1	19	24	2,180	2,204	—
Home equity	3	1	17	21	1,935	1,956	—
Indirect auto	16	3	5	24	2,232	2,256	—
Credit cards	2	1	2	4	300	305	2
Other consumer	2	1	3	6	251	257	—
Total consumer	27	7	46	79	6,899	6,978	2
Total	$36	$13	$113	$162	$19,768	$19,930	$2
Acquired loans
Commercial:
Real estate	$3	$3	$20	$25	$918	$943	$20
Business	1	—	5	6	335	341	2
Total commercial	3	3	25	31	1,253	1,284	22
Consumer:
Residential real estate	11	6	49	66	1,061	1,126	49
Home equity	5	2	19	26	1,002	1,029	5
Total consumer	15	8	68	92	2,063	2,155	54
Total	$19	$11	$93	$123	$3,316	$3,439	$76

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
December 31, 2014
Originated loans
Commercial:
Real estate	$7	$2	$31	$40	$7,113	$7,154	$—
Business	5	7	17	28	5,402	5,430	—
Total commercial	11	9	49	69	12,515	12,584	—
Consumer:
Residential real estate	4	2	21	27	2,069	2,096	—
Home equity	3	1	15	19	1,828	1,847	—
Indirect auto	17	4	5	27	2,139	2,166	—
Credit cards	2	2	2	6	318	324	2
Other consumer	3	1	3	7	271	278	—
Total consumer	29	10	46	85	6,626	6,711	2
Total	$41	$19	$95	$154	$19,141	$19,296	$2
Acquired loans
Commercial:
Real estate	$3	$3	$26	$31	$1,019	$1,050	$26
Business	—	—	7	7	338	345	4
Total commercial	3	3	33	38	1,357	1,395	30
Consumer:
Residential real estate	11	5	56	72	1,186	1,257	56
Home equity	6	2	21	29	1,060	1,089	6
Total consumer	17	7	77	101	2,246	2,347	62
Total	$21	$9	$109	$139	$3,603	$3,742	$91

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
June 30, 2015
Originated loans:
Pass	$7,049	$5,245	$12,294	94.9%
Criticized:(1)
Accrual	260	295	555	4.3
Nonaccrual	60	43	103	0.8
Total criticized	320	338	658	5.1
Total	$7,369	$5,583	$12,952	100.0%
Acquired loans:
Pass	$861	$298	$1,159	90.3%
Criticized:(1)
Accrual	82	39	121	9.4
Nonaccrual	—	4	4	0.3
Total criticized	82	42	124	9.7
Total	$943	$341	$1,284	100.0%
December 31, 2014
Originated loans:
Pass	$6,791	$5,067	$11,858	94.2%
Criticized:(1)
Accrual	310	318	628	5.0
Nonaccrual	53	45	98	0.8
Total criticized	363	363	726	5.8
Total	$7,154	$5,430	$12,584	100.0%
Acquired loans:
Pass	$948	$294	$1,243	89.1%
Criticized:(1)
Accrual	102	43	145	10.4
Nonaccrual	—	7	7	0.5
Total criticized	102	51	153	10.9
Total	$1,050	$345	$1,395	100.0%

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

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Indirect auto	Credit cards	Other consumer	Total	Percent of total
June 30, 2015
Originated loans by refreshed FICO score:
Over 700	$1,955	$1,623	$1,606	$213	$167	$5,564	79.7%
660-700	121	184	347	49	44	745	10.7
620-660	61	77	164	23	22	347	5.0
580-620	32	34	66	10	12	154	2.2
Less than 580	30	36	72	7	12	158	2.3
No score(1)	4	2	—	2	1	9	0.1
Total	$2,204	$1,956	$2,256	$305	$257	$6,978	100.0%
Acquired loans by refreshed FICO score:
Over 700	$757	$802	$—	$—	$—	$1,559	72.4%
660-700	89	89	—	—	—	178	8.3
620-660	64	51	—	—	—	115	5.3
580-620	46	32	—	—	—	78	3.6
Less than 580	57	37	—	—	—	94	4.3
No score(1)	114	17	—	—	—	131	6.1
Total	$1,126	$1,029	$—	$—	$—	$2,155	100.0%
December 31, 2014
Originated loans by refreshed FICO score:
Over 700	$1,841	$1,529	$1,533	$226	$167	$5,296	78.9%
660-700	124	182	347	53	46	752	11.2
620-660	62	71	159	24	24	339	5.0
580-620	28	31	64	11	13	148	2.2
Less than 580	32	32	63	8	12	146	2.2
No score(1)	9	1	—	3	17	31	0.5
Total	$2,096	$1,847	$2,166	$324	$278	$6,711	100.0%
Acquired loans by refreshed FICO score:
Over 700	$872	$851	$—	$—	$—	$1,723	73.4%
660-700	87	93	—	—	—	180	7.7
620-660	61	52	—	—	—	113	4.8
580-620	49	40	—	—	—	88	3.8
Less than 580	57	34	—	—	—	91	3.9
No score(1)	131	20	—	—	—	151	6.4
Total	$1,257	$1,089	$—	$—	$—	$2,347	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at the dates indicated:

	June 30, 2015	December 31, 2014
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$65	$67
Nonaccrual	57	53
Total troubled debt restructurings (1)	$121	$120

(1)	Includes 98 and 87 acquired loans that were restructured with a recorded investment of $4 million at June 30, 2015 and December 31, 2014.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Six months ended June 30, 2015
Commercial:
Commercial real estate
Extension of term	3	$4	$—	$—
Deferral of principal	6	10	—	—
Deferral of principal and extension of term	1	—	—	—
Commercial business
Deferral of principal	1	1	—	—
Rate reduction	2	—	—	—
Other	1	—	—	—
Total commercial	14	14	—	—
Consumer:
Residential real estate
Extension of term	11	1	—	—
Rate reduction	6	1	—	—
Extension of term and rate reduction	7	1	—	—
Chapter 7 bankruptcy	8	1	—	—
Home equity
Extension of term	2	—	—	—
Extension of term and rate reduction	3	—	—	—
Chapter 7 Bankruptcy	49	3	—	—
Indirect auto
Chapter 7 Bankruptcy	119	2	—	—
Other consumer
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	7	—	—	—
Total consumer	213	9	—	—
Total	227	$23	$—	$—

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Six months ended June 30, 2014
Commercial:
Commercial real estate
Extension of term	5	$14	$1	$—
Extension of term and rate reduction	3	1	—	—
Commercial business
Extension of term	6	27	6	1
Extension of term and rate reduction	2	—	—	—
Total commercial	16	42	7	1
Consumer:
Residential real estate
Extension of term	3	—	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	7	1	—	—
Extension of term and rate reduction	4	—	—	—
Chapter 7 Bankruptcy	12	1	—	—
Home equity
Extension of term	1	—	—	—
Deferral of principal and extension of term	2	—	—	—
Extension of term and rate reduction	5	—	—	—
Chapter 7 Bankruptcy	59	2	—	—
Indirect auto
Chapter 7 Bankruptcy	157	2	—	—
Other consumer
Chapter 7 Bankruptcy	26	—	—	—
Total consumer	278	8	—	—
Total	294	$50	$7	$2

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended June 30, 2015
Commercial:
Commercial real estate
Extension of term	3	$4	$—	$—
Deferral of principal	6	10	—	—
Deferral of principal and extension of term	1	—	—	—
Commercial business
Deferral of principal	1	1	—	—
Other	1	—	—	—
Total commercial	12	14	—	—
Consumer:
Residential real estate
Extension of term	4	—	—	—
Rate reduction	6	1	—	—
Extension of term and rate reduction	3	—	—	—
Chapter 7 Bankruptcy	3	—	—	—
Home equity

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Extension of term	1	—	—	—
Extension of term and rate reduction	2	—	—	—
Chapter 7 Bankruptcy	26	1	—	—
Indirect Auto
Chapter 7 Bankruptcy	66	1	—	—
Other consumer
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	5	—	—	—
Total consumer	117	4	—	—
Total	129	$19	$—	$—
Three months ended June 30, 2014
Commercial:
Commercial real estate
Extension of term	5	$14	$1	$—
Extension of term and rate reduction	2	1	—	—
Commercial business
Extension of term	4	24	5	1
Extension of term and rate reduction	2	—	—	—
Total commercial	13	39	6	1
Consumer:
Residential real estate
Extension of term	1	$—	$—	$—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	6	1	—	—
Chapter 7 Bankruptcy	4	—	—	—
Home equity
Extension of term	1	—	—	—
Extension of term and rate reduction	5	—	—	—
Chapter 7 Bankruptcy	26	1	—	—
Indirect auto
Chapter 7 Bankruptcy	71	1	—	—
Other consumer
Chapter 7 Bankruptcy	26	—	—	—
Total consumer	142	4	—	—
Total	155	$43	$6	$1

(1)
Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was $2 million for the six months ended June 30, 2015 and was not significant for the six months ended June 30, 2014, three months ended June 30, 2015, and three months ended June 30, 2014.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was not significant for the six months ended June 30, 2015 and 2014, respectively.
Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	June 30,
	2015	2014
Mortgages serviced for others	$3,924	$3,735
Mortgage servicing asset recorded for loans serviced for others, net	37	36

Note 4. Goodwill
The following table shows information regarding our goodwill for the six months ended June 30, 2015 and the year ended December 31, 2014.

	Banking	Financial services	Consolidated total
Balances at January 1, 2014	$2,381	$68	$2,449
Acquisitions	—	1	1
Impairment	(1,100)	—	(1,100)
Balances at December 31, 2014	1,281	69	1,350
Disposal	—	(2)	(2)
Balances at June 30, 2015	$1,281	$67	$1,348
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

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
June 30, 2015
Derivatives designated as hedging instruments:
Interest rate swap agreements	$5	$—	$227	$2
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,894	94	3,921	94
Total derivatives	$3,899	$94	$4,149	$96
December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap agreements	$4	$—	$30	$2
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,629	96	3,649	96
Total derivatives	$3,633	$96	$3,679	$97

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.
Some of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position of $91 million and $93 million at June 30, 2015 and December 31, 2014, respectively. We offset $94 million and $96 million of liabilities at June 30, 2015 and December 31, 2014, respectively, with $3 million of assets in our Consolidated Statement of Financial Condition related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $176 million and $130 million at June 30, 2015 and December 31, 2014, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans attributable to the hedged risk. The net impact of the fair value hedging relationships on net income was not significant for the six months ended June 30, 2015 and 2014.
We have entered into forward starting interest rate swaps to reduce our exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the forecasted hedged borrowing. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings. At June 30, 2015, there was a $1 million loss recognized in accumulated other comprehensive income related to these swaps.

At June 30, 2015, there was a $5 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.
The following table presents certain information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
Cash Flow Hedges	2015	2014	2015	2014
Interest rate swap agreements:
Amount of gain on derivatives recognized in other comprehensive income, net of tax	$1	$—	$—	$—
Amount of (loss) on derivatives reclassified from other comprehensive income to income(1)	—	—	(1)	(1)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedging relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $7 million and $4 million for the six months ended June 30, 2015 and 2014, respectively, included in Capital Markets income in our Consolidated Statements of Income.

Note 6. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$53	$68	$97	$121
Less income allocable to unvested restricted stock awards	1	1	1	1
Net income allocable to common stockholders	$53	$68	$96	$120
Weighted average common shares outstanding:
Total shares issued	366	366	366	366
Unallocated employee stock ownership plan shares	—	(2)	—	(2)
Unvested restricted stock awards	(3)	(3)	(3)	(2)
Treasury shares	(11)	(11)	(12)	(12)
Total basic weighted average common shares outstanding	351	350	351	350
Effect of dilutive stock-based awards	2	1	2	1
Total diluted weighted average common shares outstanding	353	352	353	351
Basic earnings per common share	$0.15	$0.19	$0.27	$0.34
Diluted earnings per common share	$0.15	$0.19	$0.27	$0.34
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	10	12	11	11

Note 7. Other Comprehensive income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	Pretax	Income taxes	Net	Pretax	Income taxes	Net
2015
Securities available for sale:
Net unrealized holding losses arising during the period	$(49)	$(19)	$(31)	$(24)	$(9)	$(15)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period(1)	(3)	(1)	(2)	(5)	(2)	(3)
Interest rate swaps designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	1	—	—	(1)	—	(1)
Reclassification adjustment for realized losses included in net income(2)	—	—	—	1	—	—
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges	1	—	1	(1)	—	—
Amortization of net loss related to pension and post-retirement plans	1	—	1	2	—	2
Total other comprehensive loss	$(50)	$(19)	$(31)	$(27)	$(11)	$(16)

2014
Securities available for sale:
Net unrealized holding gains arising during the year	$22	$9	$14	$36	$14	$22
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period(1)	(3)	(1)	(2)	(7)	(3)	(4)
Total other comprehensive income	$19	$7	$12	$31	$12	$19

(1)	Included in Interest income on investment securities and other in our Consolidated Statements of Income.

(2)	Included in Interest expense on borrowings in our Consolidated Statements of Income.

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains (losses) on securities transferred from available for sale to held to maturity	Unrealized loss on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2015	$52	$12	$(5)	$(51)	$9
Period change, net of tax	(15)	(3)	—	2	(16)
Balance, June 30, 2015	$37	$9	$(5)	$(49)	$(7)
Balance, January 1, 2014	$64	$20	$(6)	$(16)	$62
Period change, net of tax	22	(4)	—	—	19
Balance, June 30, 2014	$86	$16	$(5)	$(16)	$81
During the next twelve months, we expect to reclassify $1 million of pre-tax net loss on previous cash flow hedges from accumulated other comprehensive income to earnings.
Note 8. Fair Value Measurements
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of June 30, 2015, none of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”
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
The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	June 30, 2015	December 31, 2014
Fair value carrying amount	$57	$35
Aggregate unpaid principal balance	56	34
Fair value carrying amount less aggregate unpaid principal balance	$1	$1
Additionally, included in loans held for sale on our Consolidated Statements of Condition are $3 million and $5 million of commercial loans held for sale that are carried at the lower of cost or market at June 30, 2015 and December 31, 2014, respectively.
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
June 30, 2015
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$410	$—	$410	$—
U.S. Treasury	55	55	—	—
U.S. government sponsored enterprises	289	—	289	—
Corporate	872	—	867	4
Total debt securities	1,626	55	1,567	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	31	—	31	—
Federal National Mortgage Association	86	—	86	—
Federal Home Loan Mortgage Corporation	104	—	104	—
Collateralized mortgage obligations:
Government National Mortgage Association	51	—	51	—
Federal National Mortgage Association	618	—	618	—
Federal Home Loan Mortgage Corporation	401	—	401	—
Total collateralized mortgage obligations	1,070	—	1,070	—
Total residential mortgage-backed securities	1,291	—	1,291	—
Commercial mortgage-backed securities, non-agency issued	1,290	—	1,290	—
Total mortgage-backed securities	2,581	—	2,581	—
Collateralized loan obligations, non-agency issued	1,085	—	1,085	—
Asset-backed securities collateralized by:
Student loans	223	—	223	—
Credit cards	20	—	20	—
Auto loans	117	—	117	—
Other	76	—	76	—
Total asset-backed securities	437	—	437	—
Other	22	21	1	—
Total securities available for sale	5,751	76	5,670	4
Loans held for sale (1)	57	—	57	—
Derivatives	91	—	91	—
Total assets	$5,899	$76	$5,818	$4
Liabilities:
Derivatives	$93	$—	$93	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$453	$—	$453	$—
U.S. Treasury	25	25	—	—
U.S. government sponsored enterprises	191	—	191	—
Corporate	823	—	818	4
Total debt securities	1,492	25	1,463	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	—	34	—
Federal National Mortgage Association	100	—	100	—
Federal Home Loan Mortgage Corporation	120	—	120	—
Collateralized mortgage obligations:
Federal National Mortgage Association	682	—	682	—
Federal Home Loan Mortgage Corporation	350	—	350	—
Total collateralized mortgage obligations	1,032	—	1,032	—
Total residential mortgage-backed securities	1,286	—	1,286	—
Commercial mortgage-backed securities, non-agency issued	1,500	—	1,500	—
Total mortgage-backed securities	2,786	—	2,786	—
Collateralized loan obligations, non-agency issued	1,016	—	1,016	—
Asset-backed securities collateralized by:
Student loans	235	—	235	—
Credit cards	42	—	42	—
Auto loans	194	—	194	—
Other	127	—	127	—
Total asset-backed securities	599	—	599	—
Other	22	21	1	—
Total securities available for sale	5,915	47	5,865	4
Loans held for sale (1)	35	—	35	—
Derivatives	93	—	93	—
Total assets	$6,043	$47	$5,993	$4
Liabilities:
Derivatives	$94	$—	$94	$—

(1)	Represents loans for which we have elected the fair value option.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Six months ended June 30, 2015
Collateral dependent impaired loans	$11	$—	$11	$—	$(1)
Six months ended June 30, 2014
Collateral dependent impaired loans	$9	$—	$8	$1	$(1)

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
During the six months ended June 30, 2015, we recorded an increase of $1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $11 million at June 30, 2015, which is included in our provision for credit losses. During the six months ended June 30, 2014 we recorded an increase of $1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $9 million at June 30, 2014, which is included in our provision for credit losses.
Level 3 Assets
Due to the lack of observable market data, we have classified our trust preferred securities, which are included in corporate debt securities and amounted to $4 million at June 30, 2015 and December 31, 2014, in Level 3 of the fair value hierarchy. There were no changes in our trust preferred securities during the six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, the fair values of our trust preferred securities are based upon third party pricing without adjustment.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	June 30, 2015				December 31, 2014
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$527	$527	1		$420	$420	1
Investment securities available for sale	5,751	5,751	1,2,3	(1)	5,915	5,915	1,2,3	(1)
Investment securities held to maturity	6,170	6,211	2		5,942	5,964	2
Federal Home Loan Bank and Federal Reserve Bank common stock	379	379	2		412	412	2
Loans held for sale	60	60	2		40	40	2
Loans and leases, net	23,133	23,239	2,3	(2)	22,803	23,037	2,3	(2)
Derivatives	91	91	2		93	93	2
Accrued interest receivable	101	101	2		101	101	2
Financial liabilities:
Deposits	$28,447	$28,461	2		$27,781	$27,793	2
Borrowings	5,959	5,966	2		6,206	6,215	2
Derivatives	93	93	2		94	94	2
Accrued interest payable	13	13	2		11	11	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $11 million and $10 million of collateral dependent impaired loans without significant adjustments made to appraised values at June 30, 2015 and December 31, 2014, respectively. All other loans and leases are classified as level 3.

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

	Banking	Financial services	Consolidated total
Three months ended June 30, 2015
Net interest income	$263	$—	$263
Provision for credit losses	21	—	21
Net interest income after provision for credit losses	242	—	242
Noninterest income	70	17	87
Amortization of intangibles	5	1	5
Other noninterest expense	229	14	243
Income before income taxes	78	3	81
Income tax expense	19	1	20
Net income	$59	$2	$61
Three months ended June 30, 2014
Net interest income	$272	$—	$272
Provision for credit losses	20	—	20
Net interest income after provision for credit losses	252	—	252
Noninterest income	64	17	81
Amortization of intangibles	6	1	7
Other noninterest expense	223	14	237
Income before income taxes	86	2	89
Income tax expense	12	1	13
Net income	$74	$1	$76
Six months ended June 30, 2015
Net interest income	$526	$—	$526
Provision for credit losses	34	—	34
Net interest income after provision for credit losses	493	—	493
Noninterest income	136	33	169
Amortization of intangibles	10	1	11
Other noninterest expense	471	27	498
Income before income taxes	148	5	152
Income tax expense	38	2	40
Net income	$110	$3	$112
Six months ended June 30, 2014
Net interest income	$543	$—	$543
Provision for credit losses	44	—	44
Net interest income after provision for credit losses	499	—	499
Noninterest income	125	33	158
Amortization of intangibles	13	1	14
Other noninterest expense	450	28	479
Income before income taxes	161	3	164
Income tax expense	26	1	28
Net income	$134	$2	$136

Note 10. Condensed Parent Company Only Financial Statements
The following condensed statements of condition, the related condensed statements of income, and cash flows should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$382	$383
Investment in subsidiary	4,417	4,388
Deferred taxes	28	32
Other assets	15	13
Total assets	$4,843	$4,815
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$11	$12
Borrowings	711	710
Stockholders’ equity	4,121	4,093
Total liabilities and stockholders’ equity	$4,843	$4,815

	Three months ended June 30,		Six months ended June 30,
Condensed Statements of Income	2015	2014	2015	2014
Interest income	$—	$—	$—	$1
Dividends received from subsidiary	—	40	—	80
Total interest and dividend income	—	40	—	81
Interest expense	12	12	24	24
Net interest income	(12)	28	(24)	57
Noninterest income	1	2	1	3
Noninterest expense	8	9	14	15
(Loss) income before income taxes and undisbursed income of subsidiary	(20)	21	(37)	44
Income tax benefit	(7)	(7)	(14)	(13)
(Loss) income before undisbursed income of subsidiary	(12)	28	(23)	57
Undisbursed income of subsidiary	73	48	136	79
Net income	61	76	112	136
Preferred stock dividend	8	8	15	15
Net income available to common stockholders	$53	$68	$97	$121

Net income	$61	$76	$112	$136
Other comprehensive (loss) income(1)	(31)	12	(16)	19
Total comprehensive income	$30	$88	$96	$155

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income detail.

	Six months ended June 30,
Condensed Statements of Cash Flows	2015	2014
Cash flows from operating activities:
Net income	$112	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(136)	(79)
Stock-based compensation expense	6	6
Deferred income tax (benefit) expense	(2)	3
Decrease (increase) in other assets	1	(5)
Decrease in other liabilities	(1)	(1)
Net cash (used in) provided by operating activities	(19)	60
Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	2
Other, net	—	1
Net cash provided by investing activities	—	4
Cash flows from financing activities:
Return of capital from subsidiary	90	—
Dividends paid on preferred stock	(15)	(15)
Dividends paid on common stock	(57)	(56)
Net cash provided by (used in) financing activities	18	(72)
Net decrease in cash and cash equivalents	—	(8)
Cash and cash equivalents at beginning of period	383	390
Cash and cash equivalents at end of period	$382	$382

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2015 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 as a result of the material weakness that exists in our internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
In response, we have added compensating controls over our processes to calculate the amounts used to determine the appropriate allowance for loan losses for the period ended June 30, 2015.
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
Except for those referenced in the prior paragraph, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2015.

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

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2014 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the second quarter of 2015.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)    Not applicable.
(b)    Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: July 31, 2015	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2015	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)