Form 10-Q
period 2015-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2015-10-26
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of October 23, 2015, there were issued and outstanding 354,786,193 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2015

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
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At September 30, 2015, we had $39 billion in assets, $29 billion in deposits, and 394 full-service branch locations across New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Our customer-centric strategy is focused on creating a strong, competitive position by differentiating us through a fast, easy, simple and more secure customer experience. Our objective is to provide our customers with the best experience possible based on their individual needs, however they choose to do business with us, whether it's via a branch, ATM, online, mobile phone or through our call center. Our Strategic Investment Plan, which we announced in January 2014, supports our customer-centric strategy. The Strategic Investment Plan represented a pivot in our strategic imperatives by choosing to collectively accelerate certain investments focused on enhancing the customer experience. At the end of our planned three to four year investment period, our objective is to be better positioned to i) deliver greater fee generation and revenue capabilities; ii) improve operating leverage by lowering integration costs of new systems and our overall cost to serve; iii) address growing industry wide regulatory imperatives such as cybersecurity; and iv) improve our overall financial returns. The total cash spend in 2014 through 2017 for these investments was estimated at between $200 million and $250 million, and we are currently tracking to the lower end of that range. Through our Strategic Investment Plan, we believe we will drive greater customer acquisition and retention and incremental revenue growth that will improve our return profile, with the timing and absolute level of profitability also dependent upon competition and market factors including interest rates.
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
In 2015, cash spend is estimated to increase to approximately $70 million, which will increase year-over-year operating expenses related to such investments. In the first nine months of 2015, approximately $50 million of the $59 million in cash expenditures related to our strategic investment plan were capitalized, and will be amortized over the useful lives of the assets. Of the $9 million that has been expensed, $1 million was classified as “Salaries and Benefits” expense and $8 million was classified as “Professional services” expense. In addition, we have recorded $19 million of amortization expense in 2015 in connection with the strategic investment plan.
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
In the fourth quarter of 2015, we expect to begin phasing in our Treasury Management suite. This Treasury Management enhancement is a multi-project program and once fully implemented will add the capabilities that larger commercial customers desire, such as, business online banking, foreign exchange, online remote check printing, account analysis and deposit reconciliations. In July of 2015, we launched enhanced lockbox services. With these enhancements, we now offer a more robust product set, including an enhanced Wholesale Lockbox, a market leading Retail Lockbox and lockbox services that will support our Healthcare and Commercial Real Estate segments, all products that larger customers will find appealing.
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
In the third quarter of 2015, global growth concerns and the impact on the U.S. economy led the Federal Reserve to continue to delay increasing the federal funds rate. In the September 17, 2015 release the Federal Reserve stated, ”Recent global economic and financial developments may restrain economic activity somewhat and are likely to put further downward pressure on inflation in the near term.” As a result, the market has pushed out expectations for the Federal Reserve's initial rate increase to 2016 and interest rates decreased across most Treasury rate term points. However, the Federal Reserve Economic Projections indicated that 13 of 17 FOMC members still believe the appropriate timing to raise rates is in 2015. The Federal Reserve also updated the FOMC members’ median projection for the federal funds rate which decreased 0.25% from the June projections for 2015 through the long term.
During 2015, longer term interest rates have been volatile. The 10 year Treasury has been as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013 but has risen to as high as 2.49% on June 26, 2015.

On October 22, 2015, the 10 year Treasury was 2.04% while the 2 year Treasury was 0.62%, down from June 30, 2015 by 0.32% and 0.03%, respectively. Similarly, the mortgage refinance rates have again declined below 4.00%.
We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature and timing of the market reaction and customer behavior, all of which are very unpredictable. There are currently divergent views on the timing and pace of future increases to the federal funds rate with analyst estimates tracked by Bloomberg ranging from zero to seven implied rate increases of 0.25% by the end of 2016. The pace and magnitude of rising rates will impact future profitability.
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
A significant portion of our Volcker Rule conformance efforts included confirming that our activities are either excluded or exempted from the Volcker Rule.  In areas where we have Volcker Rule applicability, including in connection with capital markets (e.g., risk mitigating hedging) and certain other activities, Volcker Rule conformance is not anticipated to have a material impact.
The Volcker Rule's limitations on banking entities' investments in covered funds may apply to certain Collateralized Loan Obligations ("CLOs") held in our investment securities portfolio. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by CLOs where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On December 18, 2014, the Federal Reserve Board announced it would give banking entities until July 21, 2016 to conform investments in covered funds that were in place prior to December 31, 2013 ("legacy covered funds"). The Board also announced its intention to grant banking entities an additional one year extension of the conformance period for legacy covered funds which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests to the stated provisions of the final Volcker Rule.
At September 30, 2015, we have $665 million of CLO investments, with a weighted average yield of 3.1% that we believe are impacted by this rule ("legacy CLO"). These investments are further described under “Risk Management—Investment Securities Portfolio.” While we believe it is unlikely that regulatory agencies will initiate any further changes in the Volcker Rule concerning the treatment of legacy CLOs, we continue to evaluate structural solutions that we can apply to our legacy CLO securities and monitor expected prepayments, refinancing and other solutions initiated by the asset managers of the CLO structure that we believe would make any remaining legacy CLO securities compliant with the stated provisions of the final Volcker Rule. CLO securities that are not compliant with the Volcker Rule may bear greater price risk as the conformance date draws nearer.
As of September 30, 2015, we have purchased $464 million of newly issued CLO investments that we believe to be exempt from the Volcker Rule.  We believe these CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.
Should we no longer be able to hold such securities, we could i) sell these securities expeditiously, and not be able to realize the value we might be able to realize with a normal market sale; ii) recognize all unrealized losses on such securities should we determine it is not more likely than not that we can hold any securities that have a fair value less than book value to a time when the fair value would be at least equal to its book value, which could be the security’s maturity; and iii) reinvest proceeds in other, likely lower yielding investments, which would reduce our revenues. Of the bonds that could be impacted by the Volcker Rule, at September 30, 2015, we had $106 million of legacy CLO securities with fair values less than their book values, aggregating to a $0.6 million unrealized loss. We continue to believe it is more likely than not that we can hold any underwater bonds to recovery, which could be maturity as the Federal Reserve intends to extend the holding period to July 21, 2017 and we believe that expected prepayments, refinancing and other structural remedies would enable us to make any remaining CLO securities compliant with the stated ownership interest provisions of the final Volcker Rule and thus allow us to continue holding the bonds after the conformance period ends.
Truth in Lending Act and the Real Estate Settlement Procedures Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act directs the Consumer Financial Protection Bureau to integrate the mortgage loan disclosures under the Truth in Lending Act ("TILA") and the Real Estate Settlement Procedures Act ("RESPA"). The TILA-RESPA rule consolidates four existing disclosures required under TILA and RESPA for closed-end credit transactions secured by real property into two forms: a Loan Estimate and a Closing Disclosure, which have three business day timing requirements. The forms reconcile the differences between the existing forms and combine several other mandated disclosures. They use clear language and design to make it easier for consumers to locate key information such as the interest rate, monthly payments, and all costs of the transaction. The TILA-RESPA rule does not apply to HELOCs, reverse mortgages or mortgages secured by a mobile home or by a dwelling that is not attached to real property (i.e., land). The compliance date as amended was October 3, 2015. We successfully managed a project to comply with the requirements of the rule to meet the compliance date set forth. There were two very low volume products that have been suspended to allow time to implement and successfully test TRID requirements.

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
In order to compute the constant effective yield for these securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At September 30, 2015, the par value of our portfolio of residential mortgage-backed securities totaled $7.5 billion, which included $7.2 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.6 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.

SELECTED QUARTERLY FINANCIAL DATA

	2015			2014
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
Selected financial condition data:	(in millions, except per share amounts)
Total assets	$39,413	$39,064	$38,907	$38,551	$37,972
Loans and leases, net	23,427	23,133	22,887	22,803	22,547
Investment securities:
Available for sale	5,726	5,751	5,911	5,915	6,198
Held to maturity	6,280	6,170	6,215	5,942	5,352
Goodwill and other intangibles	1,400	1,404	1,411	1,417	1,423
Deposits	28,816	28,447	28,250	27,781	27,670
Borrowings	5,870	5,959	5,973	6,206	5,662
Stockholders’ equity	$4,139	$4,121	$4,125	$4,093	$4,096
Common shares outstanding	355	355	354	353	355
Selected operations data:
Interest income	$299	$298	$297	$302	$304
Interest expense	36	35	34	32	31
Net interest income	263	263	263	270	273
Provision for credit losses	20	21	13	36	17
Net interest income after provision for credit losses	244	242	250	234	257
Noninterest income	83	87	82	77	75
Restructuring charges	—	—	18	9	2
Goodwill impairment	—	—	—	—	1,100
Deposit account remediation	—	—	—	(23)	45
Other noninterest expense	245	248	244	248	249
Income (loss) before income tax	82	81	71	77	(1,065)
Income tax expense (benefit)	21	20	20	8	(145)
Net income (loss)	60	61	51	69	(920)
Preferred stock dividend	8	8	8	8	8
Net income (loss) available to common stockholders	$53	$53	$44	$62	$(928)
Common stock and related per share data:
Earnings (loss) per common share:
Basic	$0.15	$0.15	$0.12	$0.17	$(2.65)
Diluted	0.15	0.15	0.12	0.17	(2.65)
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value(1)	10.82	10.77	10.80	10.71	10.72
Tangible book value per common share(1)(2)	6.84	6.77	6.78	6.67	6.66
Market Price (NASDAQ: FNFG):
High	10.57	9.86	9.20	8.61	9.05
Low	8.54	8.45	7.42	7.00	8.32
Close	10.21	9.44	8.84	8.43	8.33

(1)	Excludes unallocated employee stock ownership plan shares prior to January 1, 2015 and unvested restricted stock shares.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

	2015			2014
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
	(dollars in millions)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.61%	0.63%	0.54%	0.72%	(9.46)%
Common equity:
Return on average common equity	5.51	5.63	4.69	6.42	(77.27)
Return on average tangible common equity(2)	8.72	8.94	7.48	10.24	(163.71)
Total equity:
Return on average equity	5.78	5.90	5.05	6.62	(71.57)
Return on average tangible equity(2)	8.73	8.94	7.68	10.07	(141.16)
Net interest rate spread	2.88	2.93	2.97	3.02	3.13
Net interest rate margin	2.98	3.02	3.07	3.11	3.21
Efficiency ratio(3)	70.7	70.9	75.6	67.5	400.6
Operating expenses as a percentage of average loans and deposits(4)	1.89	1.93	2.05	1.85	11.19
Effective tax rate (benefit)	26.0	24.7	28.0	10.2	(13.6)
Dividend payout ratio	53.33	53.33	66.67	47.06	N/M
Capital ratios:
First Niagara Financial Group, Inc.
Tier 1 risk-based capital(5)	10.05	10.03	10.02	9.81	9.82
Total risk-based capital(5)	11.97	11.96	11.95	11.75	11.75
Common equity tier 1 capital(5)	8.52	8.50	8.48	N/A	N/A
Tier 1 risk-based common capital(2)(5)	N/A	N/A	N/A	8.20	8.19
Leverage ratio(5)	7.66	7.60	7.56	7.50	7.34
Ratio of stockholders’ equity to total assets	10.50	10.55	10.60	10.62	10.79
Ratio of tangible common stockholders’ equity to tangible assets(2)	6.32%	6.32%	6.34%	6.30%	6.39%
Risk-weighted assets(5)	$28,717	$28,445	$28,152	$28,186	$27,729
First Niagara Bank:(5)
Tier 1 risk-based capital	10.67	10.66	10.65	10.48	10.41
Total risk-based capital	11.56%	11.54%	11.53%	11.37%	11.27%
Common equity tier 1 capital	10.67%	10.66%	10.65%	N/A	N/A
Leverage ratio	8.12%	8.07%	8.03%	8.01%	7.78%
Risk-weighted assets	$28,633	$28,359	$28,068	$28,146	$27,686
Other data:
Number of full service branches	394	394	394	411	411
Full time equivalent employees	5,397	5,364	5,322	5,572	5,768

N/M    Not meaningful

(1)	Computed using daily averages. Annualized where appropriate.

(2)	This is a non-GAAP financial measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

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

GAAP to Non-GAAP Reconciliation
	2015			2014
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
	(in millions)
Computation of ending tangible assets:
Total assets	$39,413	$39,064	$38,907	$38,551	$37,972
Less: goodwill and other intangibles	(1,400)	(1,404)	(1,411)	(1,417)	(1,423)
Tangible assets	$38,013	$37,659	$37,497	$37,134	$36,549

Computation of ending tangible common equity:
Total stockholders' equity	$4,139	$4,121	$4,125	$4,093	$4,096
Less: goodwill and other intangibles	(1,400)	(1,404)	(1,411)	(1,417)	(1,423)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,401	$2,379	$2,376	$2,338	$2,334

Computation of average tangible equity:
Total stockholders' equity	$4,150	$4,145	$4,128	$4,141	$5,100
Less: goodwill and other intangibles	(1,402)	(1,408)	(1,414)	(1,420)	(2,515)
Tangible equity	$2,747	$2,737	$2,714	$2,721	$2,586

Computation of average tangible common equity:
Total stockholders' equity	$4,150	$4,145	$4,128	$4,141	$5,100
Less: goodwill and other intangibles	(1,402)	(1,408)	(1,414)	(1,420)	(2,515)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,409	$2,399	$2,376	$2,383	$2,248

Computation of Tier 1 common capital:(1)
Tier 1 capital	N/A	N/A	N/A	$2,764	$2,723
Less: qualifying restricted core capital elements	N/A	N/A	N/A	(114)	(114)
Less: perpetual non-cumulative preferred stock	N/A	N/A	N/A	(338)	(338)
Tier 1 common capital (Non-GAAP)	N/A	N/A	N/A	$2,312	$2,271

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

	Three months ended			Nine months ended September 30,
	September 30,	June 30,	September 30,	2015	2014
(in millions, except per share data)	2015	2015	2014
Operating results (Non-GAAP):
Net interest income	$263	$263	$273	$790	$816
Provision for credit losses	20	21	17	53	60
Noninterest income	83	87	75	252	233
Noninterest expense	245	248	249	737	732
Income tax expense	21	20	9	68	38
Net operating income (Non-GAAP)	$60	$61	$74	$184	$218
Operating earnings per diluted share (Non-GAAP)	$0.15	$0.15	$0.19	$0.45	$0.55
Reconciliation of net operating income to net income (loss)	$60	$61	$74	$184	$218
Nonoperating expenses, net of tax at effective tax rate:
Restructuring charges ($2 million and $13 million pre-tax for the three and nine months ended September 30, 2014, respectively and $18 million pre-tax for the nine months ended September 30, 2015)	—	—	(2)	(11)	(10)
Goodwill impairment ($1.1 billion pre-tax)	—	—	(963)	—	(963)
Deposit account remediation ($45 million pre-tax)	—	—	(29)	—	(29)
Total nonoperating expenses, net of tax	—	—	(994)	(11)	(1,002)
Net income (loss) (GAAP)	$60	$61	$(920)	$173	$(784)
Earnings (loss) per diluted share (GAAP)	$0.15	$0.15	$(2.65)	$0.42	$(2.31)
In the third quarter of 2015 our business fundamentals were strong, as evidenced by a 10% annualized increase in average transactional deposits and 10% increase in commercial business loans. We also continued to make progress in implementing our strategic investments, which remain on time, on budget, and are focused on delivering enhanced products and services, based on customer preferences.
Third quarter financial results were characterized by stable net interest income, lower operating expenses, strong balance sheet growth, and positive credit metrics. Through the first nine months of 2015, average loans increased 6% annualized driven by both commercial and consumer balance growth, while average noninterest bearing deposits increased 9% reflecting our increased focus on core deposit acquisitions in our consumer and commercial lines of business.

Comparison to Prior Quarter
Our third quarter 2015 GAAP net income was $60 million, or $0.15 per diluted share. By comparison, in the second quarter of 2015, we reported GAAP net income of $61 million, or $0.15 per diluted share.
Our third quarter 2015 net interest income was consistent with the prior quarter at $263 million as the benefits of a 2% increase in average interest-earning assets and an extra day in the quarter were offset by a four basis points decrease in net interest rate margin. The decrease in net interest rate margin to 2.98% reflects continued compression of earning asset yields in the current low interest rate and competitive pricing environment, lower discount accretion income on prepayment of collateralized loan obligations and lower benefits from purchase accounting accretion on acquired loans. Yields on loans decreased nine basis points to 3.64%, reflecting continued pressure on loan yields due to low interest rates and competitive pressures, as well as lower benefits from purchase accounting accretion. Yields on investment securities increased seven basis points to 2.92% due primarily to lower premium amortization on our residential mortgage-backed securities portfolio. The average cost of interest-bearing deposits remained flat compared to the prior quarter at 0.29%.
Compared to the prior quarter, average loans increased 5% annualized during the third quarter of 2015 driven primarily by increases in our commercial business, home equity, and indirect auto portfolios. Average commercial business and real estate loans increased 5% annualized. Average commercial loan growth was driven by growth primarily in our New York, New England, and Tri-State markets. Average commercial real estate loans increased 1% while commercial business loans increased 10% annualized. The 10% increase in average commercial business loans was driven primarily by increases in the middle market and asset-based lending segments while the increase in average commercial real estate loan balances was driven by construction lending offset by borrower prepayments. Period end loan balances increased 5% and were driven by a 7% increase in commercial business loan balances.
Average consumer loans increased 4% annualized driven by a 5% and 10% increase in our home equity and indirect auto portfolios, respectively, partially offset by an 8% decrease in other consumer loans. Average indirect auto loan balances increased $55 million, or 10% annualized, to $2.3 billion as strong new origination activity was partially offset by increased paydowns. New originations in the quarter, which totaled $300 million, yielded 3.42%, net of dealer reserve. Average residential real estate loans increased 1%, driven by greater cross-sales to our Private Client Services Group clients. Average home equity balances increased for the tenth consecutive quarter to $3.0 billion, or 5% annualized, from the prior quarter reflecting higher customer draws as well as the benefits of promotional and cross-sell campaigns.
Average deposits increased 6% annualized from the prior quarter to $28.6 billion, driven by growth in commercial deposits. Noninterest-bearing checking balances averaged $5.7 billion, a 17% annualized increase from the prior quarter, driven by a 26% increase in business noninterest-bearing deposit balances. Average money market deposit balances increased $152 million, or 6% annualized, reflecting the benefits of promotional marketing campaigns partially offset by seasonally lower municipal balances. Average savings balances decreased 8% annualized from the prior quarter due to lower consumer balances. Average time deposits increased $45 million, or 5% annualized, from the prior quarter as increases in brokered certificates of deposit were partially offset by lower consumer and municipal certificates of deposit. Average transactional deposits, which include interest-bearing and noninterest-bearing checking account balances, increased 10% annualized and currently represent 38% of average total deposits.
Our provision for credit losses totaled $20 million and $21 million for the three months ended September 30, 2015 and June 30, 2015, respectively. The decrease was driven by favorable asset quality trends and offset by provisioning to support a $662 million increase in originated loan balances. Nonperforming assets increased to $229 million, or 0.58% of total assets, at September 30, 2015 from $225 million, or 0.58% of total assets at June 30, 2015. Total criticized loans decreased 9% over the same time period.
The provision for loan losses on originated loans increased to $21 million for the third quarter of 2015 from $20 million for the second quarter of 2015 primarily due to the $662 million increase in originated loan balances. Annualized net charge-offs equaled 0.31% of average originated loans, unchanged from the second quarter of

2015. At September 30, 2015, originated criticized loans decreased $53 million, or 7%, to $685 million, or 3.3% of originated loans, primarily due to favorable credit migration and paydowns. Nonperforming originated loans of $186 million increased $5 million, or 3%, from June 30, 2015 and at September 30, 2015, the allowance for loan losses on originated loans totaled $233 million, or 1.13% of such loans, compared to $228 million, or 1.15% of such loans at June 30, 2015, reflecting continued improvements in underlying asset quality metrics.
We recorded a negative provision for loan losses related to our acquired loans of $1 million in the third quarter of 2015 which reflects paydowns in acquired loan balances. Our provision for loan losses related to our acquired loans was $1 million second quarter of 2015. Net charge-offs on the acquired portfolio totaled $0.6 million, or 0.08% annualized of average acquired loans for the third quarter of 2015, compared to $0.5 million, or 0.06% annualized of average acquired loans, for the second quarter of 2015. At September 30, 2015, the allowance for loan losses on acquired loans totaled $5 million, compared to $7 million at June 30, 2015. Acquired nonperforming loans totaled $25 million at September 30, 2015, a 4% decrease from the prior quarter. At September 30, 2015, acquired criticized loans decreased 14% from June 30, 2015 and remaining credit marks available to absorb losses on a pool-by-pool basis totaled $64 million, representing a 2% coverage ratio. In the third quarter of 2015, we transferred approximately $11 million of credit marks from nonaccretable to accretable yields. This amount will be accreted into interest income over a period of approximately five to seven years.
Noninterest income decreased $3 million, or 4%, in the third quarter of 2015 compared to the second quarter of 2015, reflecting lower wealth management services revenues and capital markets income due to market volatility, partially offset by higher deposit service charges and insurance commissions. Noninterest income for the three months ended September 30, 2015 and June 30, 2015 included $2 million and $3 million, respectively, in tax credit amortization. Excluding this amortization, noninterest income decreased $4 million, or 5%. Noninterest expenses decreased $2 million, or 1%, from the second quarter of 2015 primarily driven by lower marketing and advertising, amortization of intangibles, FDIC premiums, and other expenses, which were partially offset by higher technology and communications and professional services expenses.
Our effective tax rate was 26.0% and 24.7% for the three months ended September 30, 2015 and June 30, 2015, respectively, primarily reflecting the benefit of tax credit investments that reduced our income tax expense.
Comparison to Prior Year Quarter
Our third quarter 2015 GAAP net income was $60 million, or $0.15 per diluted share, compared to a loss of $920 million, or $2.65 per diluted share, for the third quarter of 2014. Our third quarter of 2014 GAAP net income included a pre-tax $1.1 billion goodwill impairment charge, a $45 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $2 million in pre-tax restructuring and severance expenses incurred primarily in connection with a branch staffing realignment. Excluding these charges, our non-GAAP operating net income for the third quarter of 2014 was $74 million, or $0.19 per diluted share.
Our third quarter of 2015 net interest income decreased $10 million, or 4%, from the third quarter of 2014. Our taxable equivalent net interest rate margin decreased 23 basis points to 2.98% at September 30, 2015 from 3.21% in the third quarter of 2014. During the current quarter, yields on average interest-earning assets decreased 19 basis points, compared to the same quarter in 2014, driven by lower yields in our commercial, residential real estate, and home equity loan portfolios. The cost of interest-bearing deposits of 0.29% for the current quarter increased five basis points from the same quarter in 2014.
Average loans increased 4% for the quarter ended September 30, 2015 compared to the same quarter in 2014. Average commercial business and real estate loans increased 4% over the same quarter in 2014, with our commercial real estate portfolio increasing 4% and commercial business portfolios increasing 5%. Average consumer loans increased 5%, primarily driven by growth in home equity and indirect auto loan balances, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 7% over the prior year and represent 38% of our average deposit balances, up from 37% a year ago. Average noninterest-bearing checking deposits increased 8% over the prior year, which was driven primarily by business checking growth. Average interest-bearing checking balances increased $344 million, or 7%, for the quarter ended September 30, 2015 from the same quarter in the prior year and average noninterest-bearing checking balances increased $402 million, or 8%. The increase in noninterest-bearing checking balances was primarily driven by a 9% increase in business checking balances. Total average commercial deposits increased 11% from the year ago quarter driven by higher noninterest checking and money market balances. Average money market balances increased 5% compared to the prior year quarter while time deposits were flat.
Our provision for credit losses totaled $20 million and $17 million for the three months ended September 30, 2015 and 2014, respectively. The provision for loan losses on originated loans was $21 million and $15 million in the third quarter of 2015 and 2014, respectively. Annualized net charge-offs amounted to 0.31% and 0.27% of average originated loans for the three months ended September 30, 2015 and 2014, respectively. Nonperforming originated loans as a percentage of originated loans decreased to 0.90% at September 30, 2015 from 0.91% at September 30, 2014. At September 30, 2015 and 2014, the allowance for loan losses on originated loans totaled 1.13% and 1.16%, respectively, of such loans reflecting continued improvements in underlying asset quality metrics.
We recorded a negative provision for loan losses related to our acquired loans of $1 million in the third quarter of 2015, reflecting paydowns in acquired loan balances. Our provision for loan losses related to our acquired loans was $1 million in the third quarter of 2014. Annualized net charge-offs equaled 0.08% and 0.05% of average acquired loans for the quarters ended September 30, 2015 and 2014, respectively. Acquired nonperforming loans totaled $25 million and $29 million at September 30, 2015 and 2014, respectively. At September 30, 2015, acquired criticized loans decreased 35% from September 30, 2014.
For the quarter ended September 30, 2015, noninterest income increased $8 million, or 11%, from the same period in 2014, driven by increases in deposit service charges, mortgage banking, lending and leasing, and other income, partially offset by decreases in wealth management services and capital markets income. Other income for the quarters ended September 30, 2015 and 2014 included $2 million and $7 million, respectively, in amortization for tax credit investments, which was more than offset by lower tax expense in each quarter.
Noninterest expenses decreased $1.2 billion, or 82%, during the same period. Noninterest expenses in the third quarter of 2014 included a $1.1 billion goodwill impairment charge, a $45 million reserve to address a process issue related to certain customer deposit accounts, and $2 million in restructuring and severance expenses incurred primarily in connection with a branch staffing realignment. Excluding these charges, noninterest expenses decreased $4 million, or 2%. Declines in salaries and benefits, occupancy and equipment, and amortization of intangibles were partially offset by the impact of increases in technology and communications, marketing and advertising, and professional services. The decrease was also driven by $7 million of elevated charges in the third quarter of 2014, included in other expense, related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America.
The provision for taxes in the third quarter of 2015 was $21 million, resulting in an effective tax rate of 26.0%. The provision for taxes in the third quarter of 2014 was a benefit of $145 million, resulting in an effective tax rate benefit of 13.6%. The effective tax rate for the third quarter of 2015 reflects our investments in certain tax credits originated by our commercial real estate business. The effective tax rate for the three months ended September 30, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, the benefits of a taxable reorganization of a subsidiary, and from investments in certain tax credits.
Comparison to Prior Year to Date
Our GAAP net income for the nine months ended September 30, 2015 was $173 million, or $0.42 per diluted share, compared to a net loss of $784 million, or $2.31 per diluted share, for the nine months ended September 30, 2014. Excluding $18 million in pre-tax restructuring charges, our non-GAAP operating net income for the nine months ended September 30, 2015 was $184 million, or $0.45 per diluted share. Excluding the $1.1 billion goodwill impairment charge, $45 million reserve to address a process issue, and $13 million in pre-tax restructuring charges, our non-GAAP operating net income was $218 million, or $0.55 per diluted share, for the nine months ended September 30, 2014.
Our GAAP net income for the nine months ended September 30, 2015 included $18 million in pre-tax restructuring charges incurred primarily in connection with the consolidation of 17 branches, the completion of our organization simplification during the first quarter, and third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct that was discovered in February 2015, as well as a modest benefit from the net impact of the investments in certain tax credits recognized during the period, the amortization of the net investment in a similar amount, and the tax expense benefit of the amortization. Our GAAP net income for the nine months ended September 30, 2014 included a $1.1 billion goodwill impairment charge, a $45 million reserve to fund potential costs of a self-identified process issue related to certain customer deposit accounts, and $13 million in pre-tax restructuring charges incurred primarily in connection with the branch staffing realignment and consolidation of certain branches completed in the first quarter as well as a modest benefit from the net impact of the historic tax credits recognized during the period, the amortization of the net investment in a similar amount, and the tax expense benefit of the amortization.
Our net interest income for the nine months ended September 30, 2015 decreased $26 million, or 3%, from the nine months ended September 30, 2014. Our taxable equivalent net interest rate margin decreased 25 basis points to 3.02% for the nine months ended September 30, 2015 from 3.27% for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, yields on average interest-earning assets decreased 20 basis points, compared to the same period in 2014, driven by lower yields across all loan portfolios with the exception of our credit card portfolio. The cost of interest-bearing liabilities of 0.49% for the nine months ended September 30, 2015 increased five basis points from the same period in 2014.
Average loans increased 6% for the nine months ended September 30, 2015 compared to the same period in 2014. Average commercial business and real estate loans increased 5% over the nine months ended September 30, 2014, with our commercial real estate portfolio increasing 5% and our commercial business portfolio increasing 6%. Average consumer loans increased 6%, primarily driven by continued growth in home equity and indirect auto loan balances, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 8% over the prior year. Average interest-bearing checking balances increased $308 million, or 6%, for the nine months ended September 30, 2015 from the same period in the prior year. Average noninterest-bearing checking deposits increased $439 million, or 9%, over the prior year. Average money market balances increased $350 million, or 4% annualized, compared to the prior year while time deposits increased less than 1%. The average cost of interest-bearing deposits of 0.29% increased five basis points from the prior year.
Our provision for credit losses totaled $53 million and $60 million for the nine months ended September 30, 2015 and 2014, respectively. The provision for loan losses on originated loans decreased to $51 million for the nine months ended September 30, 2015 from $54 million for the nine months ended September 30, 2014. Annualized net charge-offs equaled 0.31% of average originated loans for the nine months ended September 30, 2015 and 2014.
The provision for loan losses on acquired loans totaled $3 million and $5 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the provision for loan losses on acquired loans for 2015 reflects paydowns in acquired loan balances.
For the nine months ended September 30, 2015, noninterest income increased $19 million, or 8%, from the same period in 2014. Increases in merchant and card fees, mortgage banking, capital markets income, and other income were partially offset by decreases in deposit service charges, wealth management services, and bank owned life insurance. Other income for the nine months ended September 30, 2015 and 2014 included $5 million and $23 million in amortization for tax credit investments, which was more than offset by lower tax expense.
Noninterest expenses decreased $1.1 billion during the same period. Excluding $18 million in pre-tax restructuring charges for the nine months ended September 30, 2015 and the $1.1 billion goodwill impairment charge, $45 million reserve to address a process issue, and $13 million in pre-tax restructuring charges for the nine months ended September 30, 2014, noninterest expenses increased $5 million, or less than 1%. Increases in technology and communications, marketing and advertising, professional services, and federal deposit insurance premiums were partially offset by decreases in salaries and benefits, occupancy and equipment, amortization of intangibles, and other expense. Other expense for the nine months ended September 30, 2014 included elevated expenses of $7 million related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America.
The provision for taxes for the nine months ended September 30, 2015 was $61 million, resulting in an effective tax rate of 26.2%. The provision for income taxes for nine months ended September 30, 2014 was a benefit of $117 million, resulting in an effective tax rate benefit of 13.0%. The effective tax rate for the nine months ended September 30, 2015 reflects the benefit of investments in certain tax credits originated by our commercial real estate business during 2015. The effective tax rate for the nine months ended September 30, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business.
Net Interest Income
Our third quarter of 2015 net interest income of $263 million was unchanged from the prior quarter as the benefits of a 2% annualized increase in interest-earning assets and an extra day in the quarter were offset by a four basis points decline in our net interest rate margin. Approximately one-half of the four basis points decline was due to an additional day in the quarter. The decrease in our net interest rate margin to 2.98% reflects continued compression of earning asset yields in the current low interest rate and competitive pricing environment, lower discount accretion income on prepayments of collateralized loan obligations, and lower benefits from purchase accounting accretion on acquired loans.
The premium amortization on our residential mortgage-backed securities portfolio decreased from $9 million for the prior quarter to $6 million for the current quarter. We had a total benefit of $1 million from prepayments of some collateralized loan obligations that were carried at a discount. The yield on average interest-earning assets decreased four basis points from the prior quarter due to the impact of the roll off of higher earning assets and roll on of lower earning assets.
Average interest-earning assets increased $185 million, or 2% annualized, while average interest-bearing liabilities decreased $71 million, or 1% annualized. Growth in average interest earning assets reflected continued loan growth, particularly in commercial business, home equity, and indirect auto loans. Average investment securities decreased 3% from the prior quarter, driven by a $99 million, or 30% annualized, decline in our commercial mortgage-backed securities portfolio and an $86 million, or 9% annualized, decrease in our other securities portfolio, partially offset by a $97 million, or 5% annualized, increase in our residential mortgage-backed securities portfolio.
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
In the third quarter of 2015, global growth concerns and the impact on the U.S. economy led the Federal Reserve to continue to delay increasing the federal funds rate. In the September 17, 2015 release the Federal Reserve stated, ”Recent global economic and financial developments may restrain economic activity somewhat and are likely to put further downward pressure on inflation in the near term.” As a result, the market has pushed out expectations for the Federal Reserve's initial rate increase to 2016 and interest rates decreased across most Treasury rate term points. However, the Federal Reserve Economic Projections indicated that 13 of 17 FOMC members still believe the appropriate timing to raise rates is in 2015. The Federal Reserve also updated the FOMC members’ median projection for the federal funds rate which decreased 0.25% from the June projections for 2015 through the longer run.
During 2015, longer term interest rates have been volatile. The 10 year Treasury rate has been as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013 but has risen to as high as 2.49% on June 26, 2015. On October 22, 2015, the 10 year Treasury was 2.04% while the 2 year Treasury was 0.62%, down from June 30, 2015 by 0.32% and 0.03%, respectively. Similarly, the mortgage refinance rates have again declined below 4.00%.
We do not expect to see significant improvement in net interest income until short-term interest rates increase, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable. There are currently divergent views on the timing and pace of future increases to the federal funds rate with analyst estimates tracked by Bloomberg ranging from zero to seven implied rate increases of 0.25% by the end of 2016. The pace and magnitude of rising rates will impact future profitability.
Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	September 30, 2015		June 30, 2015
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,277	3.52%	$8,257	3.61%	$20	(0.09)%
Business	5,972	3.26	5,830	3.48	142	(0.22)
Total commercial lending	14,249	3.41	14,087	3.56	162	(0.15)
Consumer:
Residential real estate	3,338	3.70	3,326	3.68	12	0.02
Home equity	3,001	3.82	2,963	3.86	38	(0.04)
Indirect auto	2,293	2.86	2,238	2.74	55	0.12
Credit cards	306	11.44	304	11.40	2	0.04
Other consumer	255	8.57	260	8.49	(5)	0.08
Total consumer lending	9,193	3.91	9,091	3.91	102	—
Total loans	23,442	3.64	23,178	3.73	264	(0.09)
Residential mortgage-backed securities(3)	7,478	2.40	7,381	2.30	97	0.10
Commercial mortgage-backed securities(3)	1,212	3.88	1,311	3.42	(99)	0.46
Other investment securities(3)	3,518	3.68	3,604	3.75	(86)	(0.07)
Total investment securities	12,208	2.92	12,296	2.85	(88)	0.07
Money market and other investments	109	1.92	100	1.56	9	0.36
Total interest-earning assets	35,759	3.38%	35,574	3.42%	185	(0.04)%
Noninterest-earning assets(4)(5)	3,292		3,339		(47)
Total assets	$39,051		$38,913		$138
Interest-bearing liabilities:
Deposits
Savings deposits	$3,427	0.10%	$3,494	0.09%	$(67)	0.01%
Checking accounts	5,165	0.03	5,131	0.03	34	—
Money market deposits	10,403	0.29	10,251	0.29	152	—
Certificates of deposit	3,962	0.81	3,917	0.82	45	(0.01)
Total interest-bearing deposits	22,957	0.29	22,793	0.29	164	—
Borrowings
Short-term borrowings	3,953	0.50	4,522	0.48	(569)	0.02
Long-term borrowings	1,693	3.24	1,359	3.90	334	(0.66)
Total borrowings	5,646	1.32	5,881	1.27	(235)	0.05
Total interest-bearing liabilities	28,603	0.50%	28,674	0.49%	(71)	0.01%
Noninterest-bearing deposits	5,661		5,427		234
Other noninterest-bearing liabilities	637		667		(30)
Total liabilities	34,901		34,768		133
Stockholders’ equity(4)	4,150		4,145		5
Total liabilities and stockholders’ equity	$39,051		$38,913		$138
Net interest rate spread		2.88%		2.93%		(0.05)%
Net interest rate margin		2.98%		3.02%		(0.04)%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $269 million for the quarter ended September 30, 2015 equaled our taxable equivalent net interest income from the quarter ended June 30, 2015. Overall the yield on interest-earning assets decreased four basis points as a result of the combined effects of yield compression on our loan portfolio and mortgage-backed securities portfolio due to the impact of reinvestments and repricing of assets in the current low interest rate environment. Average interest-earning assets increased 2% annualized from the prior quarter primarily driven by growth in our loan portfolio partially offset by lower investment securities.
Our average balance of investment securities decreased quarter over quarter by $88 million. Yields on our investment securities portfolio increased seven basis points to 2.92% primarily due to higher yields on commercial mortgage-backed securities as well as lower premium amortization on our residential mortgage-backed securities portfolio. During the current quarter, we recognized a $1 million benefit from income accretion from prepayments of certain collateralized loan obligations, compared to $3 million of unusual benefits in the quarter ended June 30, 2015.
Loan yields declined nine basis points to 3.64%, reflecting continued pressure on loan yields due to low interest rates and competitive pressures, as well as lower benefits from purchase accounting accretion. The decline in loan yields was driven by the roll-on/roll-off impact of commercial loan originations as well as lower credit mark accretion on acquired loans previously reclassified from nonaccretable to accretable yield. The total credit mark accretion in the third quarter was about $2 million, down from $4 million in the second quarter. Overall, our loan growth was 5% annualized from the second quarter of 2015, as our average loan balances increased by $264 million. Commercial loan growth was $162 million, or 5% annualized, and home equity and indirect auto remained a source of growth contributing $38 million, or 5% annualized, and $55 million, or 10% annualized, respectively, of the average net loan growth this quarter. Indirect auto originations increased $27 million, or 10%, to $300 million during the third quarter of 2015 with a yield, net of dealer reserve, of 3.42%, which is 58 basis points higher than yields during the third quarter of 2014.
Our average balances of interest-bearing deposits increased by $164 million, or 3% annualized. The increase in our average balances was driven by a $152 million, or 6% annualized, increase in our average money market deposits resulting from higher retail and commercial balances, partially offset by lower municipal balances. The rate paid on interest-bearing deposits was unchanged at 0.29%.
Our average borrowings decreased quarter over quarter by $235 million primarily due to a $569 million, or 50% annualized, decrease in average short-term borrowings, partially offset by a $334 million, or 98% annualized, increase in average long-term borrowings. Our cost of borrowings increased five basis points from the second quarter of 2015 to 1.32% for the third quarter of 2015.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	September 30, 2015		September 30, 2014
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,277	3.52%	$7,985	3.65%	$292	(0.13)%
Business	5,972	3.26	5,694	3.51	278	(0.25)
Total commercial lending	14,249	3.41	13,679	3.59	570	(0.18)
Consumer:
Residential real estate	3,338	3.70	3,351	3.77	(13)	(0.07)
Home equity	3,001	3.82	2,857	4.01	144	(0.19)
Indirect auto	2,293	2.86	1,978	2.84	315	0.02
Credit cards	306	11.44	313	11.44	(7)	—
Other consumer	255	8.57	287	8.54	(32)	0.03
Total consumer lending	9,193	3.91	8,786	4.06	407	(0.15)
Total loans	23,442	3.64	22,465	3.80	977	(0.16)
Residential mortgage-backed securities(3)	7,478	2.40	6,406	2.56	1,072	(0.16)
Commercial mortgage-backed securities(3)	1,212	3.88	1,564	3.32	(352)	0.56
Other investment securities(3)	3,518	3.68	3,854	4.06	(336)	(0.38)
Total investment securities	12,208	2.92	11,824	3.15	384	(0.23)
Money market and other investments	109	1.92	86	2.76	23	(0.84)
Total interest-earning assets	35,759	3.38%	34,375	3.57%	1,384	(0.19)%
Noninterest-earning assets(4)(5)	3,292		4,216		(924)
Total assets	$39,051		$38,591		$460
Interest-bearing liabilities:
Deposits
Savings deposits	$3,427	0.10%	$3,552	0.09%	$(125)	0.01%
Checking accounts	5,165	0.03	4,821	0.03	344	—
Money market deposits	10,403	0.29	9,882	0.23	521	0.06
Certificates of deposit	3,962	0.81	3,970	0.67	(8)	0.14
Total interest-bearing deposits	22,957	0.29	22,225	0.24	732	0.05
Borrowings
Short-term borrowings	3,953	0.50	4,737	0.43	(784)	0.07
Long-term borrowings	1,693	3.24	733	6.56	960	(3.32)
Total borrowings	5,646	1.32	5,470	1.25	176	0.07
Total interest-bearing liabilities	28,603	0.50%	27,695	0.44%	908	0.06%
Noninterest-bearing deposits	5,661		5,259		402
Other noninterest-bearing liabilities	637		536		101
Total liabilities	34,901		33,490		1,411
Stockholders’ equity(4)	4,150		5,100		(950)
Total liabilities and stockholders’ equity	$39,051		$38,591		$460
Net interest rate spread		2.88%		3.13%		(0.25)%
Net interest rate margin		2.98%		3.21%		(0.23)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income decreased $9 million for the third quarter of 2015 compared to the third quarter of 2014 reflecting a decrease in our net interest rate margin of 23 basis points partially offset by an increase in net-interest earning assets of $476 million. The $1.4 billion increase in interest-earning assets reflects organic loan growth in our commercial, home equity, and indirect auto loan portfolios. Over the same period, our average interest-bearing liabilities increased by $908 million, as interest-bearing checking and money market deposits grew by $344 million, or 7%, and $521 million, or 5%, respectively. Total borrowings increased $176 million, or 3%, as a $960 million, or 131%, increase in long-term borrowings were partially offset by a $784 million, or 17%, decrease in short-term borrowings. The rate paid on long-term borrowings decreased to 3.24% from 6.56% a year ago, while the rate paid on short-term borrowings increased seven basis points, resulting in a seven basis point increase in the total rate paid on borrowings.
Our noninterest-bearing deposits increased 8% from the third quarter of 2014, driven primarily by business checking growth while our interest-bearing checking balances increased nearly 7% driven by continued growth in net new checking units and average balance growth. The 23 basis points decrease in our net interest margin is reflective of the impact of reinvestments and repricing of assets in the current low interest rate environment, particularly in our commercial business portfolio and deposit pricing promotional campaigns.
Our third quarter of 2015 net interest margin was impacted by the benefit of $1 million from prepayments of certain collateralized loan obligations that were carried at a discount. Our third quarter of 2014 net interest margin was impacted by $0.9 million in retroactive adjustments to reflect faster expected prepayment speeds as well as $5.4 million in prepayments from certain collateralized loan obligations.
The yield on our commercial real estate and commercial business loan portfolios decreased by 13 basis points and 25 basis points, respectively. Consumer loan yields dropped 15 basis points during the same period, driven primarily by a 19 basis points decline in home equity yields partially offset by a two basis points improvement in indirect auto yields. Additionally, yields on our investment securities portfolio dropped 23 basis points, driven by a 16 basis points decrease in yields on residential mortgage-backed securities and 38 basis points decrease in yields on other investment securities, partially offset by a 56 basis points increase in yields on commercial mortgage-backed securities.
Our total yield on interest-earning assets in the third quarter of 2015 decreased 19 basis points compared to the third quarter of 2014, while costs of interest-bearing liabilities increased six basis points, resulting in a 25 basis point decrease in our interest rate spread.

Comparison to Prior Year to Date
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Nine months ended September 30,				Increase (decrease)
	2015		2014
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,266	3.58%	$7,896	3.77%	$370	(0.19)%
Business	5,867	3.39	5,558	3.54	309	(0.15)
Total commercial lending	14,133	3.50	13,454	3.68	679	(0.18)
Consumer:
Residential real estate	3,334	3.72	3,376	3.82	(42)	(0.10)
Home equity	2,968	3.86	2,805	4.07	163	(0.21)
Indirect auto	2,240	2.80	1,782	2.87	458	(0.07)
Credit cards	307	11.53	312	11.50	(5)	0.03
Other consumer	263	8.52	292	8.57	(29)	(0.05)
Total consumer lending	9,112	3.95	8,567	4.15	545	(0.20)
Total loans	23,245	3.70	22,021	3.89	1,224	(0.19)
Residential mortgage-backed securities(3)	7,347	2.40	6,067	2.65	1,280	(0.25)
Commercial mortgage-backed securities(3)	1,308	3.51	1,623	3.35	(315)	0.16
Other investment securities(3)	3,559	3.65	4,131	3.76	(572)	(0.11)
Total investment securities	12,214	2.88	11,821	3.14	393	(0.26)
Money market and other investments	122	1.43	125	1.74	(3)	(0.31)
Total interest-earning assets	35,581	3.42%	33,967	3.62%	1,614	(0.20)%
Noninterest-earning assets(4)(5)	3,311		4,220		(909)
Total assets	$38,892		$38,187		$705
Interest-bearing liabilities:
Deposits
Savings deposits	$3,451	0.09%	$3,612	0.09%	$(161)	—%
Checking accounts	5,100	0.03	4,792	0.03	308	—
Money market deposits	10,263	0.28	9,913	0.22	350	0.06
Certificates of deposit	3,886	0.82	3,864	0.68	22	0.14
Total interest-bearing deposits	22,700	0.29	22,181	0.24	519	0.05
Borrowings
Short-term borrowings	4,529	0.48	4,597	0.43	(68)	0.05
Long-term borrowings	1,362	3.89	733	6.62	629	(2.73)
Total borrowings	5,891	1.26	5,330	1.28	561	(0.02)
Total interest-bearing liabilities	28,591	0.49%	27,511	0.44%	1,080	0.05%
Noninterest-bearing deposits	5,507		5,068		439
Other noninterest-bearing liabilities	653		541		112
Total liabilities	34,751		33,120		1,631
Stockholders’ equity(4)	4,141		5,067		(926)
Total liabilities and stockholders’ equity	$38,892		$38,187		$705
Net interest rate spread		2.93%		3.18%		(0.25)%
Net interest rate margin		3.02%		3.27%		(0.25)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income decreased $26 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 reflecting an increase in net-interest earning assets of $534 million and a decrease in our net interest margin of 25 basis points. The $1.6 billion increase in interest-earning assets reflects organic loan growth in our commercial, home equity, and indirect auto portfolios. Over the same period, our average interest-bearing liabilities increased by $1.1 billion, as interest-bearing checking and money market deposits grew by $308 million, or 6%, and $350 million, or 4%, respectively. Total borrowings increased $561 million, or 11%, as a $629 million, or 86%, increase in long-term borrowings was partially offset by a $68 million, or 1%, decrease in short-term borrowings. The rate paid on long-term borrowings decreased from 6.62% to 3.89% while the rate paid on short-term borrowings increased five basis points, resulting in a two basis points decrease in the total rate paid on borrowings.
The 25 basis points decrease in our net interest margin is reflective of the impact of reinvestments and repricing of assets in the current low interest rate environment and deposit pricing promotional campaigns.
The yield on our commercial real estate and commercial business loan portfolios decreased by 19 basis points and 15 basis points, respectively. Consumer loan yields dropped 20 basis points during the same period, driven primarily by a seven basis points decline in indirect auto yields and a 21 basis points decline in home equity yields. Additionally, yields on our investment securities portfolio dropped 26 basis points, driven by a 25 basis points decrease and 11 basis points decrease in yields on residential mortgage-backed securities and other investment securities, respectively, partially offset by a 16 basis points increase in yields on commercial mortgage-backed securities.
Our yields on interest-earning assets for the nine months ended September 30, 2015 decreased 20 basis points compared to the nine months ended September 30, 2014, while costs on interest-bearing liabilities increased five basis points, resulting in a 25 basis point decrease in our interest rate spread.
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

	Three months ended			Nine months ended September 30,
	September 30,	June 30,	September 30,	2015	2014
(in millions)	2015	2015	2014
Provision for originated loans	$21	$20	$15	$51	$54
(Negative) provision for acquired loans	(1)	1	1	3	5
(Negative) provision for unfunded commitments	1	—	—	(1)	1
Total	$20	$21	$17	$53	$60
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for loan losses related to originated loans amounted to $21 million, or 0.41% of average originated loans annualized, for the quarter ended September 30, 2015, compared to $20 million, or 0.40% of average originated loans annualized, for the quarter ended June 30, 2015 and $15 million, or 0.33% of average originated loans annualized, for the quarter ended September 30, 2014. The current quarter provision includes $5 million to support $662 million in originated loan growth and $16 million to cover net charge-offs on originated loans during the quarter.
The $1 million decrease in our provision for loan losses from $21 million for the quarter ended June 30, 2015 to $20 million for the quarter ended September 30, 2015 was driven by favorable asset quality trends offset by provisioning to support the $662 million increase in our originated loans.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. We recorded a release of provision of $1 million related to our acquired loans for the third quarter of 2015 reflecting paydowns in acquired loan balances. Our provision related to our acquired loans was $1 million for the second quarter of 2015 and the third quarter of 2014.
The provision for credit losses included $0.5 million for unfunded loan commitments in the third quarter of 2015. The provision for credit losses for the second quarter of 2015 included $0.3 million related to our unfunded loan commitments. Our total unfunded commitments were $11.6 billion and $11.0 billion at September 30, 2015 and December 31, 2014, respectively. The liability for unfunded commitments is included in other liabilities in our Consolidated Statements of Condition and amounted to $16 million at each of September 30, 2015 and December 31, 2014.
Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended			Nine months ended September 30,
(dollars in millions)	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Deposit service charges	$23	$22	$20	$66	$67
Insurance commissions	18	17	18	51	51
Merchant and card fees	13	13	13	39	37
Wealth management services	15	16	15	45	47
Mortgage banking	5	6	4	16	13
Capital markets income	3	5	4	12	10
Lending and leasing	4	4	4	13	13
Bank owned life insurance	3	3	3	10	12
Other income excluding historic tax credit amortization	1	3	1	6	5
Total noninterest income excluding tax credit amortization (non-GAAP)	85	90	83	257	256
Tax credit amortization	(2)	(3)	(7)	(5)	(23)
Total noninterest income (GAAP)	$83	$87	$75	$252	$233
Noninterest income excluding tax credit amortization as a percentage of net revenue (non-GAAP)	24.5%	25.4%	23.3%	24.6%	23.9%
Noninterest income as a percentage of net revenue	24.1%	24.8%	21.6%	24.2%	22.2%

Comparison to Prior Quarter
Third quarter of 2015 GAAP noninterest income of $83 million decreased $3 million, or 4%, compared to the second quarter of 2015, reflecting lower income from wealth management services and capital markets income due to market volatility, partially offset by higher deposit service charges and insurance commissions. Other income for the third quarter and second quarter of 2015 included $2 million and $3 million, respectively, in amortization for tax credit investments, which was more than offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. Excluding this amortization, noninterest income decreased 5% from the prior quarter.
Lower annuity and mutual fund commissions drove the $1 million, or 7%, decline in income from wealth management services from the prior quarter due to market volatility during the quarter. Variable annuity sales declined from the prior quarter as customers moved away from products with equity exposure. Mortgage banking income decreased $1 million, or 12%, due to lower locked volumes. Capital markets income, which primarily includes income from derivatives and syndications, decreased $3 million, or 51%, due to market volatility. The $1 million, or 3%, increase in deposit service charges reflects typical seasonal trends. Insurance commissions increased $1 million, or 7%, during the same period, reflecting strong typical third quarter renewal activity. Excluding the tax credit amortization, other income decreased $2 million due to lower investment gains.
GAAP noninterest income as a percentage of net revenue decreased modestly from 24.8% for the three months ended June 30, 2015 to 24.1% for the three months ended September 30, 2015. Excluding the tax credit amortization, recorded as contra noninterest income, this ratio decreased from 25.4% for the three months ended June 30, 2015 to 24.5% for the three months ended September 30, 2015.
Comparison to Prior Year Quarter
Third quarter of 2015 GAAP noninterest income of $83 million increased $8 million, or 11%, compared to the third quarter of 2014, driven by increases in deposit service charges, mortgage banking, lending and leasing, and other income. Other income in the third quarter of 2015 and 2014 included $2 million and $7 million, respectively, of amortization of investments in tax credits, which was offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. Excluding this amortization, noninterest income increased $2 million, or 3%.
Deposit service charges increased $3 million, or 13%, due to the impact of the process issue in 2014. Mortgage banking revenues increased $1 million, or 16%, as a result of a combination of higher gain on sale margins and higher close volumes. The $1 million, or 15%, increase in lending and leasing was driven by higher loan and lease fees. Wealth management services income decreased $1 million, or 5%, stemming from lower annuity and mutual funds commissions due to market volatility. The $1 million, or 26%, decrease in capital markets income primarily resulted from lower derivatives income.
GAAP noninterest income as a percentage of net revenue increased from 21.6% for the three months ended September 30, 2014 to 24.1% for the three months ended September 30, 2015. Excluding the tax credit amortization, recorded as contra noninterest income, this ratio increased from 23.3% for the three months ended September 30, 2014 to 24.5% for the three months ended September 30, 2015.
Comparison to Prior Year to Date
GAAP noninterest income of $252 million increased $19 million, or 8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, driven primarily by higher revenues from merchant and card fees, mortgage banking, capital markets income, and other income, partially offset by lower revenues from deposit service charges, wealth management services, and bank owned life insurance. Other income for the nine months ended September 30, 2015 and 2014 included $5 million and $23 million, respectively, of amortization of investments in tax credits, which was offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. Excluding this amortization, noninterest income increased $1 million, or less than 1%.
The $1 million, or 4%, increase in merchant and card fees primarily stemmed from higher debit card transaction volumes. Mortgage banking revenues increased $3 million, or 21%, from the prior year as a result of higher close volumes and higher gain on sale margins and the $2 million, or 20%, increase in capital markets income was due to higher derivatives income partially offset by lower syndication revenues. Excluding the tax credit amortization, other income increased $2 million, or 42%, due to higher securities gains.
Revenues from deposit service charges decreased $2 million, or 3%, as a result of lower nonsufficient funds incident rates and other retail service charges, while revenues from wealth management services decreased $2 million, or 4%, as a result of lower annuity and mutual funds commissions caused by negative market conditions. The $2 million, or 18%, decrease in bank owned life insurance was attributable to benefits received on two insurance claims in the first quarter of 2014.
GAAP noninterest income as a percentage of net revenue increased from 22.2% for the nine months ended September 30, 2014 to 24.2% for the nine months ended September 30, 2015. Excluding the tax credit amortization, recorded as contra noninterest income, this ratio increased from 23.9% for the nine months ended September 30, 2014 to 24.6% for the nine months ended September 30, 2015.
Noninterest Expense
The following table presents our noninterest expenses for the periods indicated:

	Three months ended			Nine months ended September 30,
(dollars in millions)	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Salaries and employee benefits	$114	$114	$116	$339	$352
Occupancy and equipment	26	26	27	79	84
Technology and communications	38	36	31	110	93
Marketing and advertising	8	10	8	29	24
Professional services	18	16	14	47	39
Amortization of intangibles	4	5	7	15	21
FDIC premiums	10	12	10	33	28
Restructuring charges	—	—	2	18	13
Goodwill impairment	—	—	1,100	—	1,100
Deposit account remediation	—	—	45	—	45
Other expense	27	28	36	85	92
Total noninterest expenses	245	248	1,397	754	1,890
Less nonoperating expenses:
Restructuring charges	—	—	(2)	(18)	(13)
Goodwill impairment	—	—	(1,100)	—	(1,100)
Deposit account remediation	—	—	(45)	—	(45)
Total operating noninterest expenses(1)	$245	$248	$249	$737	$732
Efficiency ratio(2)	70.7%	70.9%	400.6%	72.4%	180.2%
Operating efficiency ratio(1)	70.7%	70.9%	71.5%	70.7%	69.8%
Full time equivalent employees	5,397	5,364	5,768

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
Comparison to Prior Quarter
Third quarter 2015 GAAP noninterest expenses decreased $2 million, or 1%, to $245 million from the second quarter of 2015, primarily driven by lower marketing and advertising, amortization of intangibles, FDIC premiums, and other expenses, which were partially offset by higher technology and communications and professional services expenses. Salaries and benefits were consistent with the prior quarter as an increase in regular salaries was offset by a decrease in medical benefits expense.
Marketing and advertising decreased $2 million, or 18%, due to prior period deposit marketing campaigns. FDIC premiums decreased $2 million, or 15%, as a result of the expiration of the impact of our third quarter of 2014 goodwill impairment charge. The $1 million, or 4%, decrease in other expense resulted in part from lower state franchise taxes.
Technology and communications expense increased $2 million, or 5%, due to increases in software and depreciation expenses. Higher professional services fees of $2 million, or 11%, resulted in large part from vendor and other consulting costs.
In the third quarter of 2015, our GAAP efficiency ratio was 70.7% compared to 70.9% in the prior quarter.
Comparison to Prior Year Quarter
GAAP noninterest expenses decreased $1.2 billion, or 82%, for the quarter ended September 30, 2015 from the quarter ended September 30, 2014. Noninterest expenses in the third quarter of 2014 included a $1.1 billion goodwill impairment charge, a $45 million reserve to address a process issue related to certain customer deposit accounts, and $2 million in restructuring and severance expenses incurred primarily in connection with a branch staffing realignment. Excluding these charges, noninterest expenses decreased $4 million, or 2%, as lower salaries and benefits, occupancy and equipment, amortization of intangibles, and other expense were partially offset by higher technology and communications, marketing and advertising, and professional services.
Line items that decreased from the prior year quarter included $2 million, or 2%, in salaries and employee benefits, $2 million, or 7%, in occupancy and equipment, $3 million, or 39%, in amortization of intangibles and $9 million, or 25%, in other expenses. The decrease in salaries and employee benefits was primarily driven by lower regular salaries reflective of the 6% decrease in our headcount resulting from our organization simplification initiative partially offset by higher incentive-based compensation. The decrease in occupancy and equipment reflects the benefits of consolidating 17 branches during the first quarter of 2015. Other expenses for the third quarter of 2014 included $7 million of elevated charges related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America.
Technology and communications expenses for the quarter ended September 30, 2015 increased $7 million, or 22%, from the same period in 2014 primarily as a result of higher hardware and software expenses as well as depreciation related to completed technology projects. Marketing and advertising was $1 million, or 9%, higher for 2015 due to our core customer acquisition strategy. Professional services increased $4 million, or 29%, due to elevated vendor and other consulting costs.
Restructuring charges of $2 million for the quarter ended September 30, 2014 were comprised of $2 million in salaries and benefits and $1 million in professional services.
In the third quarter of 2015, our GAAP efficiency ratio was 70.7%. Excluding the $1.1 billion goodwill impairment charge, a $45 million reserve to address a process issue related to certain customer deposit accounts, and $2 million in restructuring and severance expenses incurred primarily in connection with a branch staffing realignment, our non-GAAP efficiency ratio for the third quarter of 2014 was 71.5%.
Comparison to Prior Year to Date
GAAP noninterest expenses decreased $1.1 billion, or 60%, for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. Noninterest expenses for the nine months ended September 30, 2015 included $18 million in pre-tax restructuring and severance charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification initiative during the first quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses. Noninterest expenses for the nine months ended September 30, 2014 included a $1.1 billion goodwill impairment charge, a $45 million reserve to address a process issue related to certain customer deposit accounts, and $13 million in pre-tax restructuring charges related to our branch staffing realignment, consolidation of ten branches during the first quarter, and executive departure charges. Excluding these charges, operating (non-GAAP) noninterest expenses increased $5 million, or less than 1%.
Technology and communications expenses for the nine months ended September 30, 2015 increased $17 million, or 18%, from the same period in 2014 primarily as a result of higher hardware and software expenses as well as higher depreciation related to completed technology projects. Marketing and advertising was $5 million, or 21%, higher for 2015 due to our core customer acquisition strategy. Professional services increased $9 million, or 22%, due to vendor and other consulting costs. FDIC premiums increased $5 million, or 17%, due to higher construction loans and the impact of our $1.1 billion goodwill impairment charge in the third quarter of 2014.
Partially offsetting these increases were a $13 million, or 4%, decrease in salaries and employee benefits, a $5 million, or 6%, decrease in occupancy and equipment, and a $6 million, or 27%, decrease in amortization of intangibles. The decrease in salaries and employee benefits was primarily driven by lower regular salaries, reflective of the 6% decrease in our headcount resulting from our organization simplification initiative, partially offset by higher benefits costs. The decrease in occupancy and equipment reflects the benefits of consolidating 17 branches during the first quarter of 2015. Contributing to the $7 million, or 8% decrease in other expenses were $7 million of elevated charges in the third quarter of 2014 related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America.
Restructuring charges of $18 million for the nine months ended September 30, 2015 were comprised of $4 million in salaries and employee benefits, $6 million in occupancy and equipment, $5 million in professional services, and $2 million in other expenses. Restructuring charges of $13 million for the nine months ended September 30, 2014 were comprised of $8 million in salaries and employee benefits, $4 million in occupancy and equipment, and $1 million in professional services.
Taxes
The provision for income taxes for the third quarter of 2015 and second quarter of 2015 was $21 million and $20 million, respectively resulting in effective tax rates of 26.0% and 24.7%, respectively. The effective tax rate for both quarters reflects the benefit of tax credits originated by our commercial real estate business.
The provision for income taxes in the third quarter of 2015 was $21 million, resulting in an effective tax rate of 26.0%. The provision for income taxes in the third quarter of 2014 was a benefit of $145 million, resulting in an effective tax rate benefit of 13.6%. The effective tax rate for the three months ended September 30, 2015 reflects the benefit of our investments in tax credits. The effective tax rate benefit for the three months ended September 30, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business.

The provision for income taxes for the nine months ended September 30, 2015 was $61 million, resulting in an effective tax rate of 26.2%. The provision for income taxes for the nine months ended September 30, 2014 was a benefit of $117 million, resulting in an effective tax rate benefit of 13.0%. The effective tax rate for the nine months ended September 30, 2015 reflects the benefit of our investment in tax credits. The effective tax rate benefit for the nine months ended September 30, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary and from investments in certain historic tax credits originated by our commercial real estate business.
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
RISK MANAGEMENT
The risks we are subject to in the normal course of business, include, but are not limited to, strategic, credit, market (including liquidity, interest rate and price risks), capital, compliance and regulatory, operational, information technology/information security, and reputation (as a component of the risks noted above). We maintain capital at a level that we believe protects us against these risks.
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
We employ a three lines of defense model as our primary means to ensure roles, responsibilities and accountabilities are defined and to allow for quick identification and response to risk events. The lines of business and functional areas represent the first line of defense. These areas own, identify, and manage the risks. The second line, have responsibility for the facilitation and implementation of robust enterprise risk management and compliance processes to effectively monitor and oversee (governance, policy, identification, assessment, analysis, monitoring, reporting) risks being managed by the first line. The third line of defense is Internal Audit which provides independent objective assurance services which audit and report on the design and operating effectiveness of internal controls, risk management framework and governance processes. The results of internal audit reviews are reported to the Audit Committee of the Board of Directors.
The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees in the management of risk. The main risk governance committees are the Risk Committee and Audit Committee of the Board and the Enterprise Risk Management Committee ("ERMC"), Capital Management Committee ("CMC") and Disclosure Committee of Management. The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Commercial Credit Risk and Policy Committee, Consumer Credit Risk and Policy Committee, Asset/Liability Committee, Compliance Management Committee, and the Community Reinvestment Act Committee. These sub-committees are supported by various working groups. The purpose of the CMC is to provide oversight to the Company's capital adequacy assessment activities, Dodd-Frank Act Stress Testing ("DFAST"), and assess/recommend capital actions.
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
Loans
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	September 30, 2015		December 31, 2014		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$7,174	30.3%	$7,231	31.4%	$(56)
Construction	1,191	5.0	973	4.2	218
Business	6,031	25.5	5,775	25.1	256
Total commercial	14,397	60.8	13,979	60.7	418
Consumer:
Residential real estate	3,346	14.1	3,353	14.6	(7)
Home equity	3,033	12.8	2,936	12.7	96
Indirect auto	2,331	9.9	2,166	9.4	165
Credit cards	306	1.3	324	1.4	(18)
Other consumer	254	1.1	278	1.2	(24)
Total consumer	9,269	39.2	9,058	39.3	211
Total loans and leases	23,666	100.0%	23,037	100.0%	629
Allowance for loan losses	(239)		(234)		(4)
Total loans and leases, net	$23,427		$22,803		$624
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
Our total loans and leases outstanding increased $629 million, or 4% annualized, from December 31, 2014 to September 30, 2015 stemming from the continued growth in our commercial, home equity, and indirect auto portfolios. Our commercial loan portfolio increased $418 million, or 4% annualized, reflecting new business volumes and our continued focus on balancing volume growth with prudent credit underwriting. Our period over period results display the organic growth across our footprint in our commercial lending activities, slightly offset by a decrease in the utilization of line commitments, to 40.4% at September 30, 2015 from 41.6% at December 31, 2014. Commercial loans as a percentage of our total loans of 61% remained in line with the loan type composition at December 31, 2014.
Our commercial business loan portfolio increased $256 million, or 6%, from December 31, 2014 which was driven primarily by increases in the middle market and asset based lending segments. Our commercial pipeline was consistent with historical norms at the end of the third quarter of 2015.
The $96 million, or 4% annualized, increase in our home equity portfolio reflects strong originations and increased utilization by current customers resulting from promotional and cross-sell campaigns. Our indirect auto portfolio increased $165 million, or 10% annualized from December 31, 2014 and increased $75 million, or 13% annualized, from June 30, 2015 reflecting $300 million in new originations during the current quarter, which yielded 3.42%, net of dealer reserve, an increase of four basis points from the prior quarter and 58 basis points from a year ago. The average FICO score for these new originations was 751, compared to 749 for the three months ended June 30, 2015.
Offsetting this growth was a decrease in our residential real estate loan portfolio of $7 million, or less than 1% annualized, from December 31, 2014 to September 30, 2015 which reflected prepayments of adjustable rate mortgages and our strategy of selling most newly originated fixed rate residential real estate loans in the secondary market. Additionally, our credit card and other consumer loan portfolios decreased 8% and 12% annualized, respectively.
Included in the table above are acquired loans with a carrying value of $3.1 billion and $3.7 billion at September 30, 2015 and December 31, 2014, respectively. Such acquired loans were initially recorded at fair value with no carryover of any related allowance for loan losses.
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

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated, except for our residential real estate and credit cards portfolios which are assigned to a region based on the primary address of the consumer:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
September 30, 2015
Commercial:
Real estate	$4,204	$929	$1,539	$1,694	$—	$8,366
Business	2,817	1,061	888	733	533	6,031
Total commercial	7,021	1,989	2,428	2,427	533	14,397
Consumer:
Residential real estate	1,217	142	291	1,696	—	3,346
Home equity	1,632	320	559	522	—	3,033
Indirect auto	759	72	53	422	1,026	2,331
Credit cards	242	32	15	16	—	306
Other consumer	166	45	29	14	—	254
Total consumer	4,017	612	947	2,668	1,026	9,269
Total loans and leases	$11,037	$2,601	$3,375	$5,095	$1,558	$23,666
December 31, 2014
Commercial:
Real estate	$4,083	$939	$1,535	$1,647	$—	$8,204
Business	2,658	991	818	754	556	5,775
Total commercial	6,740	1,929	2,353	2,401	556	13,979
Consumer:
Residential real estate	1,221	140	290	1,702	—	3,353
Home equity	1,537	295	568	536	—	2,936
Indirect auto	733	48	41	390	954	2,166
Credit cards	261	33	15	15	—	324
Other consumer	183	48	32	15	—	278
Total consumer	3,936	564	946	2,658	954	9,058
Total loans and leases	$10,676	$2,494	$3,299	$5,059	$1,510	$23,037

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

Our Western and Eastern Pennsylvania markets have exhibited steady growth with an increase in their commercial loan portfolios of $60 million and $74 million, or 4% and 4% annualized, respectively, from the end of 2014. Over the same period, our New York market also contributed to the growth, with a 6% annualized increase.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size at the dates indicated:

	September 30, 2015		December 31, 2014
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$650	26	$687	27
$10 million to $20 million	1,752	124	1,520	109
$5 million to $10 million	1,660	234	1,589	226
$1 million to $5 million	2,675	1,229	2,733	1,263
Less than $1 million(2)	1,629	6,405	1,675	6,826
Total commercial real estate loans	$8,366	8,018	$8,204	8,451
Commercial business loans by size:(1)
Greater than or equal to $20 million	$322	13	$325	13
$10 million to $20 million	1,204	86	1,114	80
$5 million to $10 million	1,154	165	1,181	167
$1 million to $5 million	1,749	791	1,626	729
Less than $1 million(2)	1,602	34,892	1,529	32,865
Total commercial business loans	$6,031	35,947	$5,775	33,854

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At both September 30, 2015 and December 31, 2014, non-owner occupied commercial real estate represented 66% of the total commercial real estate balance. Loans for construction, acquisition and development increased $200 million from December 31, 2014 due to the funding of previously committed construction loans and new construction originations. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the dates indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
September 30, 2015:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$416	$105	$155	$204	$186	$1,067
Multifamily and apartments	1,102	97	138	247	77	1,663
Office and professional space	509	82	73	281	117	1,061
Retail	287	50	118	207	113	774
Warehouse and industrial	125	22	57	82	11	297
Other	315	44	85	118	64	625
Total non-owner occupied commercial real estate loans	2,754	400	626	1,138	568	5,487
Owner occupied commercial real estate loans	1,199	395	465	454	367	2,879
Total commercial real estate loans	$3,953	$796	$1,091	$1,592	$935	$8,366
December 31, 2014:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$322	$108	$117	$182	$137	$867
Multifamily and apartments	1,103	98	167	245	98	1,712
Office and professional space	501	87	103	277	101	1,069
Retail	314	45	113	203	113	787
Warehouse and industrial	158	23	42	105	13	342
Other	314	47	83	158	65	666
Total non-owner occupied commercial real estate loans	2,712	409	625	1,170	528	5,444
Owner occupied commercial real estate loans	1,191	392	460	417	301	2,760
Total commercial real estate loans	$3,903	$800	$1,085	$1,587	$828	$8,204

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at the dates indicated:

(in millions)	September 30, 2015	December 31, 2014
Manufacturing	$1,414	$1,434
Health Care and Social Assistance	1,361	1,242
Real Estate and Rental and Leasing	1,070	1,019
Wholesale Trade	621	587
Retail Trade	547	500
Public Administration	523	456
Educational Services	455	384
Construction	414	413
Other Services (except Public Administration)	324	373
Finance and Insurance	298	337
Professional, Scientific, and Technical Services	297	304
Transportation and Warehousing	287	252
Administrative and Support and Waste Management and Remediation Services	190	201
Other	1,109	1,032
Total	$8,910	$8,536
Energy Related Exposure
Included within our commercial portfolio are certain loans categorized as energy related, including both oil and gas related exposures as well as exposures to utilities and alternative energy. The table below provides the outstanding loan balance and unfunded commitments for energy related exposures at the dates indicated:

	September 30, 2015			December 31, 2014(1)
	Outstanding	Unused commitments	Total credit exposure	Outstanding	Unused commitments	Total credit exposure
	(in millions)
Oil and gas related	$275	$182	$457	$305	$191	$496
Utilities and alternative energy	78	168	246	114	109	223
Total	$353	$350	$703	$418	$301	$719

(1)	Prior period amounts have been revised to reflect additional oil and gas credits that were in our portfolio at December 31, 2014.
Risk Management of the Energy Related Portfolio
We do not have a dedicated energy lending business. Our exposures are managed in our regional commercial banking business units. Our energy exposures consist of only senior loans, with no junior or second lien positions; additionally, we generally avoid making first lien loans to borrowers that employ significant leverage through the use of junior lien loans or large unsecured senior tranches of debt. During our energy portfolio reviews in the first, second and third quarters, we noted only a few individual credits that have been impacted enough to warrant a downgrade in their associated risk ratings. These downgrades added slightly over $2 million to our model driven allowance. In light of the downgrades, and the model driven increase in allowance, we recorded a qualitative adjustment of $3 million as of September 30, 2015, a $2 million decrease from December 31, 2014. As of September 30, 2015, only one energy loan was in nonaccrual status in the amount of $9 million.
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
With respect to our oil and gas related exposures, our oil and gas related outstandings of $275 million included both direct and indirect exposure to energy related obligors at September 30, 2015 of $145 million and $130 million, respectively. These combined outstandings represented a modest 1.2% of total loan outstanding balances at September 30, 2015. At December 31, 2014, our oil and gas related outstandings of $305 million included both direct and indirect exposure to energy related obligors of $161 million and $144 million, respectively. These combined outstandings represented a modest 1.3% of total loan outstanding balances at December 31, 2014. The energy-related exposure can be primarily classified into three subcategories: 1) upstream, 2) midstream, and 3) downstream.

The table below provides the outstanding loan balance and unfunded commitments for oil and gas related exposures at the dates indicated. Due to the fact that many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, and to a particular segment of energy related activity (e.g. upstream or downstream).

	Outstanding			Unused commitments
(in millions)	Direct	Indirect	Total	Direct	Indirect	Total
September 30, 2015
Upstream:
Drillers	$14	$—	$14	$1	$—	$1
Midstream:
Drilling field services	81	—	81	47	—	47
Other	49	—	49	14	—	14
Total midstream	131	—	132	61	—	61
Downstream:
Gas stations and convenience stores	—	58	58	—	24	24
Non-drilling support	—	35	35	—	14	14
Wholesale distribution	—	19	19	—	48	48
Other	—	18	18	—	33	33
Total downstream	—	130	130	—	120	120
Total	$145	$130	$275	$62	$120	$182

December 31, 2014(1)
Upstream:
Drillers	$25	$—	$25	$1	$—	$1
Midstream:
Drilling field services	89	—	89	49	—	49
Other	48	—	48	19	—	19
Total midstream	137	—	137	68	—	68
Downstream:
Gas stations and convenience stores	—	67	67	—	17	17
Non-drilling support	—	24	24	—	26	26
Wholesale distribution	—	30	30	—	51	51
Other	—	22	22	—	29	29
Total downstream	—	144	144	—	122	122
Total	$161	$144	$305	$69	$122	$191

(1)	Prior period amounts have been revised to reflect additional oil and gas credits that were in our portfolio at December 31, 2014.
The table above does not include $76 million and $67 million, respectively, in outstanding loan balances and $18 million and $27 million, respectively, of unused commitments related to commercial real estate loans in which the direct counterparty to the loan is not involved in upstream or midstream activities. However, such properties have a large tenant exposure to companies directly involved in such activities at September 30, 2015 and December 31, 2014, respectively.
Upstream exposure
Our exposures to the upstream sector include exposures related to the extraction and production of oil and natural gas, such as drilling and the operations of wells. We do not have any loans margined against estimated reserves or similar asset based energy loan structures. Direct exposures to the upstream category are low with

$14 million and $25 million in outstanding loan balances made directly to counterparties involved in the drilling and operations of wells at September 30, 2015 and December 31, 2014, respectively.
Midstream exposure
Our exposures to the midstream sector primarily consist of exposures to counterparties who provide products, services, and logistical support to exploration and production enterprises. Direct exposure of $131 million and $137 million in outstanding loan balances at September 30, 2015 and December 31, 2014, respectively, relate to loans made directly to counterparties whose operations are involved in the processing of crude oil and natural gas, including companies who provide supplies to drilling field operations. The majority of this exposure is in our Western Pennsylvania region supporting the Marcellus Shale natural gas market.
Downstream exposure
Our exposures to the downstream sector include exposures to companies involved in the refining process and distribution of refined products, such as gas stations and convenience stores, which we consider to be indirect based upon the nature of their involvement in the oil and gas industry. Indirect exposure of $130 million and $144 million at September 30, 2015 and December 31, 2014, respectively, in outstanding loan balances relate to loans made to counterparties whose operations are primarily involved in the wholesale and retail distribution of refined products, including companies that provide support and/supplies to such entities.
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
Of the $3.0 billion and $2.9 billion home equity portfolio at September 30, 2015 and December 31, 2014, respectively, approximately $1.2 billion and $1.1 billion were in a first lien position for each period, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of September 30, 2015 and December 31, 2014.
The table below summarizes the principal balances of our home equity lines of credit by portfolio at the dates indicated:

	September 30, 2015			December 31, 2014
(in millions)	Interest only	Principal and interest	Total	Interest only	Principal and interest	Total
Originated	$388	$1,531	$1,919	$339	$1,387	$1,725
Acquired	257	668	925	291	692	983
Total home equity lines of credit	$645	$2,199	2,844	$630	$2,079	2,708
Home equity loans			189			228
Total home equity portfolio			$3,033			$2,936
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

The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at September 30, 2015:

(in millions)	2015	2016	2017	2018	Thereafter	Total
In draw - interest only	$9	$23	$105	$61	$447	$645
In draw - principal and interest	11	40	74	113	1,839	2,077
Total	$20	$63	$179	$174	$2,286	$2,722
Delinquency statistics for the HELOC portfolio are as follows at the dates indicated:

	September 30, 2015			December 31, 2014
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,722	$40	1.5%	$2,601	$36	1.4%
Amortizing payment	122	12	9.8	108	8	7.6
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

The following table details our allocation of our allowance for loan losses by loan category at the dates indicated or for the related quarters:

	September 30, 2015		December 31, 2014
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$75	35.4%	$66	35.6%
Business	122	25.5	122	25.1
Total commercial	197	60.8	189	60.7
Consumer:
Residential real estate	4	14.1	4	14.6
Home equity	9	12.8	11	12.7
Indirect auto	12	9.9	14	9.4
Credit cards	12	1.3	12	1.4
Other consumer	4	1.1	5	1.2
Total consumer	42	39.2	45	39.3
Total	$239	100.0%	$234	100.0%
Allowance for loan losses to total loans	1.01%		1.02%
Provision to average total loans	0.33%		0.60%
Allowance for loan losses to originated loans	1.13%		1.18%
Provision to average originated loans	0.41%		0.65%

The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Nine months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	21	14	—	1	3	7	5	51
Charge-offs	(14)	(18)	(1)	(2)	(6)	(9)	(6)	(58)
Recoveries	2	4	—	—	2	2	1	12
Balance at end of period	$74	$122	$2	$7	$12	$12	$4	$233
Nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	21	8	—	4	9	7	5	54
Charge-offs	(8)	(16)	(1)	(3)	(6)	(10)	(6)	(51)
Recoveries	3	2	—	1	1	1	1	10
Balance at end of period	$62	$115	$2	$9	$13	$12	$6	$218
Three months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$69	$119	$2	$6	$14	$13	$5	$228
Provision for loan losses	7	9	—	2	—	2	1	21
Charge-offs	(3)	(7)	—	(1)	(2)	(3)	(2)	(20)
Recoveries	1	1	—	—	1	1	—	4
Balance at end of period	$74	$122	$2	$7	$12	$12	$4	$233
Three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$62	$112	$2	$10	$12	$12	$6	$216
Provision for loan losses	2	5	—	—	3	3	2	15
Charge-offs	(2)	(4)	—	(1)	(2)	(3)	(2)	(15)
Recoveries	—	1	—	—	—	—	—	2
Balance at end of period	$62	$115	$2	$9	$13	$12	$6	$218

The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Nine months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	1	—	—	3
Charge-offs	(2)	—	—	(2)	—	—	(4)
Recoveries	1	—	—	—	—	—	1
Balance at end of period	$1	$—	$2	$2	$—	$—	$5
Nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	1	3	—	—	5
Charge-offs	(1)	—	—	(3)	—	—	(4)
Balance at end of period	$—	$—	$1	$3	$—	$—	$5
Three months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$2	$1	$2	$3	$—	$—	$7
Provision for loan losses	—	—	—	(1)	—	—	(1)
Charge-offs	—	—	—	(1)	—	—	(1)
Balance at end of period	$1	$—	$2	$2	$—	$—	$5
Three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	—	—	1	—	—	—	1
Charge-offs	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$5
Our liability for unfunded loan commitments was $16 million as of September 30, 2015 and December 31, 2014. For the nine months ended September 30, 2015 we released a provision for credit loss related to our unfunded loan commitments of $0.6 million, compared to an increase in the same provision of $1.2 million during the nine months ended September 30, 2014. Our total unfunded commitments amounted to $11.6 billion and $11.0 billion at September 30, 2015 and December 31, 2014, respectively.
Our total net charge-offs were $49 million for the nine months ended September 30, 2015 and $46 million for the nine months ended September 30, 2014. The increase was the result of higher net charge-offs in our commercial real estate portfolio in 2015, partially offset by lower net charge-offs in our other portfolios. Total net charge-offs represented 0.28% of average total loans in both the nine months ended September 30, 2015 and the nine months ended September 30, 2014. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.31% for the nine months ended September 30, 2015 and the nine months ended September 30, 2014.
Our net charge-offs of $16 million for the three months ended September 30, 2015 were in line with the prior quarter.

The following table details our total net charge-offs by loan category for the periods indicated:

	2015		2014
(dollars in millions)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Nine months ended September 30,
Commercial:
Real estate	$14	0.23%	$6	0.11%
Business	14	0.32	14	0.34
Total commercial	28	0.26	20	0.20
Consumer:
Residential real estate	1	0.03	1	0.02
Home equity	4	0.18	5	0.26
Indirect auto	4	0.26	5	0.39
Credit cards	7	3.12	9	3.72
Other consumer	5	2.68	5	2.39
Total consumer	21	0.31	25	0.39
Total	$49	0.28%	$46	0.28%

Three months ended September 30,
Commercial:
Real estate	$3	0.13%	$2	0.11%
Business	6	0.42	3	0.22
Total commercial	9	0.25	5	0.16
Consumer:
Residential real estate	—	0.03	—	0.01
Home equity	1	0.14	1	0.16
Indirect auto	2	0.30	2	0.33
Credit cards	2	2.90	3	3.49
Other consumer	2	3.06	2	2.77
Total consumer	7	0.32	8	0.35
Total	$16	0.28%	$13	0.23%
Our nonperforming loans increased to $211 million from $204 million at December 31, 2014 and $199 million at September 30, 2014. New nonperforming loans during the third quarter of 2015 were $32 million, compared to $26 million in the prior quarter. During the quarter ended September 30, 2015, $4 million of nonperforming loans returned to accruing status, and there were $11 million in paydowns and transfers to real estate owned. Nonperforming loans comprised 0.89% of total loans at September 30, 2015, consistent with 0.88% at December 31, 2014. Excluding our acquired loans, our nonperforming loans were 0.90% of originated loans at September 30, 2015 and December 31, 2014.
While nonperforming loans increased modestly from the prior year end, our total criticized loans decreased 18% during the nine months ended September 30, 2015 from December 31, 2014 and decreased 21% compared to a year ago. The decrease was driven by favorable credit migration and paydowns.

Nonperforming assets to total assets were 0.58%, which is consistent with the previous quarter. The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	September 30,	December 31,
(dollars in millions)	2015(1)	2014(1)
Nonperforming loans:
Commercial:
Real estate	$55	$53
Business	47	53
Total commercial	102	106
Consumer:
Residential real estate	32	34
Home equity	58	47
Indirect auto	14	13
Other consumer	5	5
Total consumer	109	98
Total nonperforming loans	211	204
Real estate owned	18	21
Total nonperforming assets (2)	$229	$224
Loans 90 days past due and still accruing interest (3)	$70	$94
Total nonperforming assets as a percentage of total assets	0.58%	0.58%
Total nonaccruing loans as a percentage of total loans	0.89%	0.88%
Total nonaccruing originated loans as a percentage of total originated loans	0.90%	0.90%
Allowance for loan losses to nonaccruing loans	113.2%	115.0%

(1)	Includes $25 million and $30 million of nonperforming acquired lines of credit, primarily in home equity, at September 30, 2015 and December 31, 2014, respectively.

(2)	Nonperforming assets do not include $61 million and $67 million of performing renegotiated loans that are accruing interest at September 30, 2015 and December 31, 2014, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $89 million at September 30, 2015 in our originated loan portfolio increased from $60 million at December 31, 2014. Our acquired loans that were 30 to 89 days past due were $30 million at December 31, 2014 and September 30, 2015.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Originated loans
Commercial:
Real estate	0.3%	0.1%	—%	—%	0.5%	0.4%	0.8%	0.6%
Business	0.4	0.1	0.1	0.1	0.6	0.3	1.1	0.5
Total commercial	0.3	0.1	—	0.1	0.5	0.4	0.9	0.5
Consumer:
Residential real estate	0.1	0.2	0.1	0.1	0.9	1.0	1.2	1.3
Home equity	0.2	0.2	0.1	0.1	1.0	0.8	1.3	1.0
Indirect auto	0.8	0.8	0.2	0.2	0.2	0.2	1.1	1.3
Credit cards	0.5	0.6	0.4	0.5	0.7	0.7	1.6	1.8
Other consumer	0.8	1.2	0.4	0.4	1.1	1.0	2.3	2.5
Total consumer	0.4	0.4	0.1	0.1	0.7	0.7	1.3	1.3
Total	0.4%	0.2%	0.1%	0.1%	0.6%	0.5%	1.0%	0.8%
Acquired loans
Commercial:
Real estate	0.6%	0.3%	0.2%	0.2%	2.2%	2.5%	3.0%	3.0%
Business	0.2	0.1	—	—	0.7	1.9	0.9	2.1
Total commercial	0.5	0.2	0.2	0.2	2.0	2.3	2.6	2.8
Consumer:
Residential real estate	1.2	0.9	0.4	0.4	4.3	4.4	5.9	5.7
Home equity	0.5	0.6	0.2	0.2	1.7	1.9	2.4	2.7
Total consumer	0.9	0.7	0.3	0.3	3.1	3.3	4.2	4.3
Total	0.7%	0.6%	0.2%	0.3%	2.7%	2.9%	3.7%	3.7%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	September 30, 2015	December 31, 2014
Originated loans:
Pass	95.5%	94.2%
Criticized:(1)
Accrual	3.7	5.0
Nonaccrual	0.8	0.8
Total criticized	4.5	5.8
Total	100.0%	100.0%
Acquired loans:
Pass	90.3%	89.1%
Criticized:(1)
Accrual	9.6	10.4
Nonaccrual	0.1	0.5
Total criticized	9.7	10.9
Total	100.0%	100.0%

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

	Percent of total
	September 30, 2015	December 31, 2014
Originated loans by refreshed FICO score:
Over 700	79.5%	78.9%
660-700	10.8	11.2
620-660	5.0	5.0
580-620	2.3	2.2
Less than 580	2.3	2.2
No score(1)	0.1	0.5
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	72.9%	73.4%
660-700	8.4	7.7
620-660	4.8	4.8
580-620	3.7	3.8
Less than 580	4.0	3.9
No score(1)	6.2	6.4
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, decreased to $64 million at September 30, 2015 from $93 million at December 31, 2014 as a result of $18 million in net charge-offs and $11 million in transfers to accretable yield. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.

The following table provides information about our acquired loan portfolio by acquisition at the dates indicated or for the related quarters:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
September 30, 2015
Provision for loan losses	$—	$—	$(1)	$—	$(1)
Net charge-offs	—	—	1	—	1
Net charge-offs to average loans	0.01%	—%	0.35%	—%	0.08%
Nonperforming loans	$8	$9	$8	$1	$25
Total loans (1)	685	1,680	595	178	3,139
Allowance for acquired loan losses	—	—	3	1	5
Credit related discount (2)	13	43	6	1	64
Credit related discount as percentage of loans	1.95%	2.57%	1.07%	0.57%	2.04%
Criticized loans (3)	$22	$77	$40	$34	$173
Classified loans (4)	20	55	35	32	142
Greater than 90 days past due and accruing (5)	9	37	15	5	66
December 31, 2014
Provision for loan losses	$—	$—	$2	$1	$3
Net charge-offs	—	—	2	—	2
Net charge-offs to average loans	—%	—%	0.79%	0.09%	0.17%
Nonperforming loans	$8	$11	$10	$2	$30
Total loans (1)	800	2,043	782	210	3,835
Allowance for acquired loan losses	1	—	4	1	6
Credit related discount (2)	18	55	18	2	93
Credit related discount as percentage of loans	2.29%	2.71%	2.27%	0.84%	2.43%
Criticized loans (3)	$30	$129	$55	$22	$237
Classified loans (4)	24	69	50	15	158
Greater than 90 days past due and accruing(5)	10	46	27	8	91

(1)	Carrying value of acquired loans plus the principal not expected to be collected.

(2)	Principal on acquired loans not expected to be collected.

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

The following table provides information about our originated loan portfolio at the dates indicated or for the related quarters:

(dollars in millions)	September 30, 2015	December 31, 2014
Provision for loan losses	$21	$31
Net charge-offs	16	21
Net charge-offs to average loans	0.31%	0.44%
Nonperforming loans	$186	$174
Nonperforming loans to total loans	0.90%	0.90%
Total loans	$20,592	$19,296
Allowance for originated loan losses	233	228
Allowance for originated loan losses to total originated loans	1.13%	1.18%
Criticized loans	$685	$804
Classified loans(1)	450	451
Greater than 90 days past due and accruing (2)	4	2

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
Our total allowance for loan losses related to both our originated and acquired loans increased $4 million from $234 million at December 31, 2014 to $239 million at September 30, 2015 as our total provision for loan losses of $54 million exceeded our total net charge-offs of $49 million. The ratio of our total allowance for loan losses to total loans was 1.01% at September 30, 2015 compared to 1.02% as of December 31, 2014. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.13% at September 30, 2015, declining five basis points from 1.18% at December 31, 2014. This decline is primarily related to the first quarter charge-off of the commercial credit that the company exited in March, but recorded the provision in the fourth quarter of 2014.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $123 million at September 30, 2015 from $120 million at December 31, 2014 and decreased from $127 million at September 30, 2014. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $61 million and $67 million at September 30, 2015 and December 31, 2014, respectively.
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
Our portfolio of mortgages serviced for others amounted to $4.0 billion and $3.8 billion at September 30, 2015 and December 31, 2014, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $6 million at September 30, 2015 and December 31, 2014.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	September 30, 2015	December 31, 2014
30 to 59 days past due	0.22%	0.20%
60 to 89 days past due	0.08	0.11
Greater than 90 days past due	0.63	0.69
Total past due loans	0.93%	1.01%
Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	September 30, 2015		December 31, 2014
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$7,344	60.7%	$6,741	56.7%
Commercial mortgage-backed securities	1,212	10.0	1,500	12.6
Collateralized loan obligations	1,118	9.3	1,016	8.6
Corporate debt	827	6.8	823	6.9
Asset-backed securities	405	3.3	599	5.1
Other residential mortgage-backed securities	375	3.1	448	3.8
States and political subdivisions	405	3.4	453	3.8
U.S. government agencies and sponsored enterprises	329	2.7	251	2.1
Other	22	0.2	22	0.2
U.S. Treasury	55	0.5	25	0.2
Total investment securities	$12,093	100.0%	$11,879	100.0%
Our holdings in residential mortgage-backed securities were 64% and 61% of our total investment securities portfolio at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, all of our residential mortgage-backed securities in our available for sale portfolio were issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At September 30, 2015 and December 31, 2014, 11% and 14%, respectively, of our investment securities were variable rate.

The net unamortized purchase premiums on our CMO portfolio amounted to $72 million, or 1.0% of the portfolio, at September 30, 2015 and $78 million, or 1.2% of the portfolio, at December 31, 2014. The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $8 million, or 2.2% of the portfolio, at September 30, 2015, from $9 million, or 2.1% of the portfolio, at December 31, 2014.
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
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
September 30, 2015
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$7,249	$7,344	$7,344	$—	$—	$—	$—
Residential mortgage-backed securities	366	375	376	—	—	—	—
Debt securities	382	385	375	10	—	—	—
Total	7,997	8,104	8,095	10	—	—	—
Commercial mortgage-backed securities	1,181	1,212	678	392	141	—	—
Collateralized loan obligations	1,113	1,118	786	320	12	—	—
Asset-backed securities	398	405	336	69	—	—	—
Corporate debt	846	827	—	181	121	524	1
States and political subdivisions	399	405	215	166	1	—	24
Other	22	22	—	—	—	—	22
Total investment securities	$11,956	$12,093	$10,108	$1,138	$276	$524	$47
December 31, 2014
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$6,734	$6,741	$6,741	$—	$—	$—	$—
Residential mortgage-backed securities	438	448	448	—	—	—	—
Debt securities	272	277	266	11	—	—	—
Total	7,445	7,466	7,455	11	—	—	—
Commercial mortgage-backed securities	1,450	1,500	928	406	166	—	—
Collateralized loan obligations	1,001	1,016	721	273	21	—	—
Asset-backed securities	591	599	497	101	—	—	—
Corporate debt	820	823	—	102	193	526	1
States and political subdivisions	444	453	260	170	2	—	22
Other	22	22	—	—	—	—	22
Total investment securities	$11,772	$11,879	$9,862	$1,064	$382	$526	$45
The weighted average credit rating of our portfolio was AA at September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, we have no exposures to bonds issued by Puerto Rico.
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
Our Corporate Debt portfolio included $636 million of High Yield bonds at September 30, 2015. The High Yield bond portfolio is well diversified with an average hold size of $7 million and rating of Ba2/BB. Approximately 13% of the High Yield bond portfolio's amortized cost consisted of companies rated Investment Grade. Currently $95 million, or less than 1% of our total investment securities portfolio, consists of companies exposed to the energy sector. This subset of the portfolio with exposure to energy is very granular with an average security exposure of $6 million and largest exposure of $10 million. The portfolio is very liquid with regular trading activity.  As of September 30, 2015, the energy portfolio had a net unrealized loss of $10 million compared to a $4 million unrealized loss at December 31, 2014. The remainder of the High Yield portfolio, which amounted to $539 million, had an unrealized loss of $12 million. During the third quarter, continued low commodity prices, potential Federal Reserve tightening and global economic concerns led to decreased demand for credit sensitive instruments that hurt the stock markets and widened credit spreads. As a result, valuations in the High Yield portfolio declined. More recently, in October some of the volatility has receded.  The energy portfolio net unrealized loss has declined to $7 million and the remainder of the high yield portfolio has recovered to the carrying value.  The High Yield bond portfolio is actively monitored and reviewed, including at the monthly Credit Portfolio Oversight Committee and additional high yield portfolio review meetings with senior management.
Our CMBS portfolio had an amortized cost of $1.2 billion at September 30, 2015. The net unamortized premiums on our CMBS portfolio amounted to $8 million, or 0.7% of the portfolio at September 30, 2015, and $28 million, or 2.0% of the portfolio at December 31, 2014. Gross unrealized losses on our CMBS portfolio were less than $100 thousand at September 30, 2015 and amounted to $0.2 million at December 31, 2014. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 88% of this portfolio was rated A or higher at September 30, 2015. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.

The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	September 30, 2015		December 31, 2014
Credit enhancement(1)	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$937	79%	$1,075	74%
25 - 30%	137	12	223	16
20 - 25%	98	8	118	8
18 - 20%	10	1	33	2
Total	$1,181	100%	$1,450	100%

(1)
Credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinated to the bonds we own plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.1 billion at September 30, 2015. Gross unrealized losses on our CLO portfolio amounted to $5 million and $3 million at September 30, 2015 and December 31, 2014, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 3.0% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Approximately three quarters of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As of September 30, 2015, we have purchased $464 million of newly issued CLO investments that we believe to be exempt from the Volcker Rule. These CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.

As shown in the table above, of the underlying investment ratings of our portfolio, 99% of our CLO portfolio was rated A or higher at September 30, 2015 and significant credit enhancements for our securities provide us protection from default.
The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated:

	September 30, 2015		December 31, 2014
Credit Enhancement(1)	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$85	8%	$73	7%
35 - 40%	194	17	224	23
30 - 35%	53	5	83	8
25 - 30%	292	26	223	22
20 - 25%	215	19	133	13
15 - 20%	262	24	240	24
10 - 15%	12	1	25	3
0 - 10%	—	—	—	—
Total	$1,113	100%	$1,001	100%

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

Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $4.7 billion outstanding at September 30, 2015.
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
We have included the Company's credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of September 30, 2015:

	Moody's	S&P	Fitch
Senior unsecured	Ba1	BBB-	BBB-
Subordinated debt	Ba1	BB+	BB+
In March 2014, Moody's downgraded the Company's long-term issuer rating to Ba1 (one notch below investment grade). Moody's affirmed the rating in November 2014, but moved their outlook from stable to negative. In May 2015, Moody’s upgraded the Company’s subordinated debt to Ba1 from Ba2 upon industry wide methodology change with no other changes to the Company’s long-term issuer rating or outlook. In December 2014, S&P downgraded the Company's long-term issuer rating by one notch to BBB- (which is at the investment grade minimum rating). In January 2015, Fitch affirmed their rating of BBB- (which is at the investment grade minimum rating), but moved their outlook from stable to negative. Following the downgrade in December 2014, S&P’s outlook is stable while the negative outlook by Moody’s and Fitch initiated during the fourth quarter of 2014 will entail their monitoring of our credit rating over the next three to nine months.
Our total collateralized wholesale borrowings amounted to $4.7 billion and $5.0 million at September 30, 2015 and December 31, 2014, respectively. In addition to this amount, we had additional collateralized wholesale borrowing capacity of $5.9 billion and $5.7 billion at September 30, 2015 and December 31, 2014, respectively, from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $0.9 billion, was available at the Federal Reserve's discount window at both September 30, 2015 and December 31, 2014.
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

In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $11.6 billion and $11.0 billion at September 30, 2015 and December 31, 2014, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit amounted to $4.1 billion and $3.8 billion at September 30, 2015 and December 31, 2014, respectively, and our unused home equity and other consumer lines of credit increased to $5.7 billion at September 30, 2015 from $5.3 billion at December 31, 2014. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $241 million and $266 million at September 30, 2015 and December 31, 2014, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell most newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. In connection with our residential lending business, our commitments to sell residential mortgages increased to $154 million at September 30, 2015 from $137 million at December 31, 2014, as a result of the increased customer activity given the lower rate environment in 2015, along with seasonality in home sales.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends and capital distributions from the Bank, principal repayments on investment securities, interest received from the Bank, a $100 million line of credit facility with a bank, and the issuance of debt and equity securities. Our line of credit facility with a bank has never been drawn and is not a significant component of our CFP. The primary uses of the Company's liquidity are dividends to common and preferred stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $385 million at September 30, 2015. As of September 30, 2015, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to common and preferred stockholders without reliance on dividends from the Bank.

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
While the size of our 2014 $1.1 billion goodwill impairment charge did not adversely impact our capital ratios, it did impact our regulatory dividend capacity formula. Simply stated, even though the non-cash goodwill charge did not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company in the future. Following the goodwill impairment charge, we were also required to consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders. We had received non-objection from the Federal Reserve and approval from our Board of Directors to pay common and preferred dividends for the second quarter of 2015, which were paid to shareholders on August 17, 2015 to shareholders of record on August 5, 2015. Beginning with the payment of our quarterly common and preferred dividends for the third quarter of 2015, consultation with the Federal Reserve is no longer necessary based on their calculation formula. We have received approval from our Board of Directors to pay common and preferred dividends for the third quarter of 2015, which will be paid to shareholders on November 16, 2015 to shareholders of record on November 6, 2015.
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
The Bank made $90 million in capital distributions to the Company during the nine months ended September 30, 2015. Additionally, the Bank paid dividends of $45 million and $80 million to the Company during the nine months ended September 30, 2015 and 2014, respectively.
Deposits
The following table illustrates the composition of our deposits at the dates indicated:

	September 30, 2015		December 31, 2014		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,359	11.7%	$3,452	12.4%	$(92)
Interest-bearing checking	5,286	18.3	5,084	18.3	202
Money market deposits	10,484	36.4	9,962	35.8	522
Noninterest-bearing	5,814	20.2	5,407	19.5	406
Total core deposits	24,943	86.6	23,906	86.0	1,037
Certificates	3,874	13.4	3,876	14.0	(2)
Total deposits	$28,816	100.0%	$27,781	100.0%	$1,035

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(In millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
September 30, 2015
Core deposits:
Savings	$2,162	$178	$218	$802	$3,359
Interest-bearing checking	3,416	642	572	656	5,286
Money market deposits	6,735	1,323	922	1,503	10,484
Noninterest-bearing	3,609	797	630	778	5,814
Total core deposits	15,922	2,941	2,342	3,739	24,943
Certificates	2,593	430	280	571	3,874
Total deposits	$18,514	$3,370	$2,622	$4,310	$28,816
December 31, 2014
Core deposits:
Savings	$2,223	$170	$218	$842	$3,452
Interest-bearing checking	3,083	674	672	656	5,084
Money market deposits	6,455	1,205	895	1,407	9,962
Noninterest-bearing	3,219	830	636	722	5,407
Total core deposits	14,980	2,878	2,421	3,627	23,906
Certificates	2,421	450	300	705	3,876
Total deposits	$17,401	$3,329	$2,720	$4,331	$27,781

(1)
Includes brokered money market deposits of $419 million and $412 million at September 30, 2015 and December 31, 2014, respectively, and brokered certificates of deposit of $1.5 billion and $1.2 billion at September 30, 2015 and December 31, 2014, respectively.

Our total deposits increased $1.0 billion, or 5% annualized, from December 31, 2014 to $28.8 billion at September 30, 2015. Our strategic focus remains on efforts to grow our customer base, re-position our account mix and introduce new products and services that further enhance our value proposition to customers. Recent investments in online account opening, mobile banking, and remote deposit capture have further enhanced customers’ ability to transact in the delivery channel of their choice while at the same time lowering our cost to acquire and serve such customers. Current and anticipated investments as part of our Strategic Investment Plan in new digital features and functionalities will further enhance customers’ ability to do business with us across all delivery channels.
Transactional deposits, which include interest-bearing and noninterest bearing checking balances, increased $608 million, or 8% annualized, from December 31, 2014. Transactional deposits currently represent 39% of our deposit base, up from 37% a year ago. Money market balances increased 7% annualized from December 31, 2014 driven by seasonal strength in commercial deposits and, to a lesser extent, promotional deposit campaigns, primarily in our New York and Western Pennsylvania footprint. Noninterest-bearing checking balances increased 10% from December 31, 2014, driven by higher municipal and business deposit balances. Total commercial deposit balances increased 13% annualized from December 31, 2014 to September 30, 2015.
The $2 million decrease in certificates of deposit from December 31, 2014 to September 30, 2015, reflects lower consumer and municipal balances partially offset by a $291 million increase in brokered certificates of deposit to $1.5 billion. The terms on these brokered certificates of deposit are between six months and 24 months with interest rates ranging between 0.30% and 1.15%.
The average cost of interest-bearing deposits for the three months ended September 30, 2015 of 0.29% was unchanged from the three months ended June 30, 2015 and increased five basis points from the quarter ended

September 30, 2014, reflecting the impact of promotional pricing campaigns to gather money market deposit balances as well as purchase accounting mark to market adjustments on maturing acquired certificates of deposit.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at September 30, 2015 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. At September 30, 2015 and December 31, 2014, 53% and 51%, respectively, of loans were variable rate and unencumbered by floors. The impact of loan floors on our net interest income sensitivity is not significant. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$5,319	$1,728	$128	$7,174
Construction	1,170	12	9	1,191
Business	4,830	980	221	6,031
Total commercial	11,319	2,720	358	14,397
Consumer:
Residential real estate	1,070	1,651	625	3,346
Home equity	2,508	367	157	3,033
Indirect auto	913	1,394	24	2,331
Credit cards	306	—	—	306
Other consumer	155	68	32	254
Total consumer	4,951	3,479	838	9,269
Total loans and leases	$16,270	$6,199	$1,197	$23,666
For the loans reported in the preceding table, the following sets forth at September 30, 2015, the dollar amount of all of our fixed-rate and adjustable-rate loans due after September 30, 2016:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$698	$1,158	$1,856
Construction	21	—	22
Business	1,107	94	1,201
Total commercial	1,826	1,252	3,078
Consumer:
Residential real estate	1,339	937	2,276
Home equity	514	10	524
Indirect auto	1,418	—	1,418
Other consumer	99	—	100
Total consumer	3,371	947	4,318
Total loans and leases	$5,197	$2,199	$7,396

The following table sets forth at September 30, 2015, the dollar amount of all of our fixed-rate loans due after September 30, 2016 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$607	$292	$117	$636	$23	$1,675
2 to 3 years	469	235	98	427	19	1,248
3 to 5 years	455	326	142	331	25	1,280
Total 1 to 5 years	1,532	853	357	1,394	68	4,203
5 to 10 years	260	323	138	24	21	766
More than 10 years	34	163	19	—	11	227
Total	$1,826	$1,339	$514	$1,418	$99	$5,197
The following table sets forth at September 30, 2015, the dollar amount of all of our adjustable-rate loans due after September 30, 2016 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$429	$367	$10	$806
2 to 3 years	371	177	—	548
3 to 5 years	389	254	—	642
Total 1 to 5 years	1,189	797	10	1,996
5 to 10 years	64	138	—	202
More than 10 years	—	1	—	2
Total	$1,252	$937	$10	$2,199
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

	Calculated increase (decrease)
	September 30, 2015		December 31, 2014
Changes in interest rates(1)	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points (gradual)	$53	5.0%	$53	4.9%
+ 100 basis points (gradual)	27	2.5	28	2.6
- 50 basis points (gradual)	(19)	(1.8)	(15)	(1.4)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

(2)
Under a shock scenario where interest rates increase 200 basis points immediately, net interest income was estimated to increase by approximately 10.3% and 9.7% at September 30, 2015 and December 31, 2014, respectively.

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

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile the dates indicated:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	September 30, 2015	December 31, 2014
- 100 basis points	(5.9)%	(3.6)%
+ 100 basis points	(2.8)	(2.2)
+ 200 basis points (1)	(7.6)	(7.1)
+ 300 basis points (2)	(13.5)	(13.0)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
Our EVE measures have remained consistent as continued growth in variable rate commercial loans was offset by an increase in fixed rate collateralized mortgage obligations.
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
As of September 30, 2015, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
In July 2013, the Federal Reserve and OCC published final rules establishing a new comprehensive framework for U.S. banking organizations (the "New Capital Rules"). Effective January 1, 2015, we became subject to the Standardized approach under the New Capital Rules which implemented the Basel Committee's December 2010 capital framework known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Prior to January 1, 2015, the Company and the Bank were subject to consolidated regulatory capital requirements administered by the Federal Reserve and OCC, which were referred to as their “general risk-based capital rules”, which were based upon the 1988 capital accord of the Basel Committee , referred to as “Basel I." Compared to Basel I, Basel III narrows the definition of regulatory capital and increases the capital requirements and revisions to Tier 1 common (referred to as Common Equity Tier 1 under Basel III), Tier 1 capital and Tier 2 capital are subject to phase-in from 2015 to 2019 and during that period, such capital amounts represent Basel III Transitional capital. In addition, Basel III establishes the Standardized approach for calculating risk weighted assets, replacing the risk weighting asset calculation framework under Basel I.
Our tier 1 risk-based capital ratio on a consolidated basis was 10.05% and 9.81% at September 30, 2015 and December 31, 2014, respectively. Our common equity tier 1 capital ratio under Basel III was 8.52% at September 30, 2015 and our tier 1 common ratio under Basel I was 8.20% at December 31, 2014. The change in regulatory capital ratios from the fourth quarter of 2014 to the first quarter of 2015 reflected a positive impact related to the implementation of Basel III for both the Company and the Bank. The positive impact resulted from the benefits of a reduction in disallowed intangibles and deferred tax assets as well as overall risk-weighted assets slightly decreasing.
Due to the $1.1 billion goodwill impairment charge we recorded in the third quarter of 2014, we are required to obtain regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company until the first quarter of 2017 based on their calculation formula. We were also required to consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders. We had received non-objection from the Federal Reserve and approval from our Board of Directors to pay common and preferred dividends for the second quarter of 2015, which were paid on August 17, 2015 to shareholders of record on August 5, 2015. Beginning with the payment of our quarterly common and preferred dividends for the third quarter of 2015, such consultation with the Federal Reserve is no longer necessary based on their calculation formula. We have received approval from our Board of Directors to pay common and preferred dividends for the third quarter of 2015, which will be paid to shareholders on November 16, 2015 to shareholders of record on November 6, 2015.
While we cannot be assured that the OCC will approve our quarterly dividend requests going forward, based on conversations with the regulators and barring any unforeseen future developments that would materially impact our profitability, we believe that we can maintain our holding company common and preferred dividend payments at their current levels.
During the first nine months of 2015, our stockholders’ equity increased $47 million, driven by increases due primarily to our net income of $173 million and $7 million related to stock-based compensation partially offset by $27 million in unrealized losses, net of tax, on investment securities available for sale, $85 million, or $0.24 per share, in common stock dividends and $23 million in preferred stock dividends.
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

The capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. are as follows at the dates indicated. Basel III Transitional rules became effective for us on January 1, 2015. Ratios and amounts presented as of December 31, 2014 are calculated under Basel I rules. As of September 30, 2015, the ratios presented are calculated under the Basel III Standardized Transitional Approach. Common equity tier 1 capital under Basel III replaced Tier 1 common capital under Basel I.

	Actual		Minimum amount to be
(dollars in millions)	Amount	Ratio	well-capitalized
First Niagara Financial Group, Inc.:
September 30, 2015:
Leverage ratio	$2,885	7.66%	$1,883	5.00%
Tier 1 risk-based capital	2,885	10.05	2,297	8.00
Total risk-based capital	3,438	11.97	2,872	10.00
Common equity tier 1 capital	2,448	8.52	1,867	6.50
December 31, 2014
Leverage ratio	$2,764	7.50%	$1,843	5.00%
Tier 1 risk-based capital	2,764	9.81	1,691	6.00
Total risk-based capital	3,313	11.75	2,819	10.00
Tier 1 common capital	2,312	8.20	N/A	N/A
First Niagara Bank, N.A.:
September 30, 2015:
Leverage ratio	$3,054	8.12%	$1,881	5.00%
Tier 1 risk-based capital	3,054	10.67	2,290	8.00
Total risk-based capital	3,309	11.56	2,862	10.00
Common equity tier 1 capital	3,054	10.67	1,861	6.50
December 31, 2014
Leverage ratio	$2,949	8.01%	$1,841	5.00%
Tier 1 risk-based capital	2,949	10.48	1,688	6.00
Total risk-based capital	3,199	11.37	2,814	10.00
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
Impact of New Accounting Standards
In May 2014, the FASB issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB delayed the effective date for this guidance for one year to fiscal years beginning after December 15, 2017. We are currently evaluating the impact on our financial statements.
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
In April 2015, the FASB issued guidance that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015, amendments were made to SEC paragraphs related to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Given the absence of authoritative guidance within this accounting standard update for debt issuance costs related to line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The guidance becomes effective for us on January 1, 2016, and we do not expect this to have a significant impact on our financial statements.
In September 2015, the FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance becomes effective for us on January 1, 2016, and we do not expect this to have a significant impact on our financial statements.
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

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in millions, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$420	$420
Investment securities:
Available for sale, at fair value (amortized cost of $5,676 and $5,830 in 2015 and 2014; includes pledged securities that can be sold or repledged of $39 in 2014)	5,726	5,915
Held to maturity, at amortized cost (fair value of $6,367 and $5,964 in 2015 and 2014; includes pledged securities that can be sold or repledged of $11 and $128 in 2015 and 2014)	6,280	5,942
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	373	412
Loans held for sale	51	40
Loans and leases (net of allowance for loan losses of $239 and $234 in 2015 and 2014)	23,427	22,803
Bank owned life insurance	434	426
Premises and equipment, net	420	407
Goodwill	1,348	1,350
Core deposit and other intangibles, net	52	67
Other assets	881	769
Total assets	$39,413	$38,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$28,816	$27,781
Short-term borrowings	4,086	5,472
Long-term borrowings	1,783	734
Other	588	471
Total liabilities	35,274	34,458
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2015 and 2014	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2015 and 2014	4	4
Additional paid-in capital	4,228	4,235
Accumulated deficit	(270)	(330)
Accumulated other comprehensive (loss) income	(17)	9
Treasury stock, at cost, 11,214,237 and 12,613,836 shares in 2015 and 2014	(143)	(162)
Total stockholders’ equity	4,139	4,093
Total liabilities and stockholders’ equity	$39,413	$38,551
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income:
Loans and leases	$211	$212	$634	$632
Investment securities and other	88	92	261	274
Total interest income	299	304	894	906
Interest expense:
Deposits	17	14	49	39
Borrowings	19	17	56	51
Total interest expense	36	31	105	90
Net interest income	263	273	790	816
Provision for credit losses	20	17	53	60
Net interest income after provision for credit losses	244	257	736	756
Noninterest income:
Deposit service charges	23	20	66	67
Insurance commissions	18	18	51	51
Merchant and card fees	13	13	39	37
Wealth management services	15	15	45	47
Mortgage banking	5	4	16	13
Capital markets income	3	4	12	10
Lending and leasing	4	4	13	13
Bank owned life insurance	3	3	10	12
Other income	(1)	(7)	2	(18)
Total noninterest income	83	75	252	233
Noninterest expense:
Salaries and employee benefits	114	116	339	352
Occupancy and equipment	26	27	79	84
Technology and communications	38	31	110	93
Marketing and advertising	8	8	29	24
Professional services	18	14	47	39
Amortization of intangibles	4	7	15	21
Federal deposit insurance premiums	10	10	33	28
Restructuring charges	—	2	18	13
Goodwill impairment	—	1,100	—	1,100
Deposit account remediation	—	45	—	45
Other expense	27	36	85	92
Total noninterest expense	245	1,397	754	1,890
Income (loss) before income taxes	82	(1,065)	234	(901)
Income tax (benefit)	21	(145)	61	(117)
Net income (loss)	60	(920)	173	(784)
Preferred stock dividend	8	8	23	23
Net income (loss) available to common stockholders	$53	$(928)	$150	$(807)
Earnings (loss) per share:
Basic	$0.15	$(2.65)	$0.42	$(2.31)
Diluted	$0.15	$(2.65)	$0.42	$(2.31)
Weighted average common shares outstanding:
Basic	351	350	351	350
Diluted	353	350	353	350
Dividends per common share	$0.08	$0.08	$0.24	$0.24
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$60	$(920)	$173	$(784)
Other comprehensive loss, net of income taxes:
Securities available for sale:
Net unrealized losses arising during the period	(8)	(31)	(22)	(9)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Less: amortization of net unrealized holding gains to income during the period	(2)	(2)	(5)	(6)
Net unrealized losses on interest rate swaps designated as cash flow hedges arising during the period	(2)	—	(2)	—
Amortization of net loss related to pension and post-retirement plans	1	—	3	1
Total other comprehensive loss	(10)	(33)	(26)	(14)
Total comprehensive income (loss)	$51	$(953)	$147	$(798)
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2015	$338	$4	$4,235	$(330)	$9	$—	$(162)	$4,093
Net income	—	—	—	173	—	—	—	173
Total other comprehensive loss, net	—	—	—	—	(26)	—	—	(26)
Stock-based compensation expense	—	—	10	—	—	—	—	10
Restricted stock activity (1,399,599 shares)	—	—	(17)	(5)	—	—	19	(3)
Preferred stock dividends	—	—	—	(23)	—	—	—	(23)
Common stock dividends of $0.24 per share	—	—	—	(85)	—	—	—	(85)
Balances at September 30, 2015	$338	$4	$4,228	$(270)	$(17)	$—	$(143)	$4,139
Balances at January 1, 2014	$338	$4	$4,235	$536	$62	$(17)	$(165)	$4,993
Net loss	—	—	—	(784)	—	—	—	(784)
Total other comprehensive loss, net	—	—	—	—	(14)	—	—	(14)
ESOP shares committed to be released (133,455 shares)	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	9	—	—	—	—	9
Restricted stock activity (1,481,639 shares)	—	—	(16)	(8)	—	—	21	(2)
Preferred stock dividends	—	—	—	(23)	—	—	—	(23)
Common stock dividends of $0.24 per share	—	—	—	(85)	—	—	—	(85)
Balances at September 30, 2014	$338	$4	$4,229	$(363)	$48	$(16)	$(144)	$4,096
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$173	$(784)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	1,100
Amortization of fees and discounts, net	20	34
Provision for credit losses	53	60
Depreciation of premises and equipment	58	43
Amortization of intangibles	15	21
Origination of loans held for sale	(580)	(468)
Proceeds from sales of loans held for sale	574	493
ESOP and stock based-compensation expense	10	10
Deferred income tax expense (benefit)	6	(154)
Other, net	(16)	103
Net cash provided by operating activities	313	458
Cash flows from investing activities:
Proceeds from sales of securities available for sale	169	165
Proceeds from maturities of securities available for sale	202	326
Principal payments received on securities available for sale	874	789
Purchases of securities available for sale	(1,081)	(77)
Principal payments received on securities held to maturity	1,049	552
Purchases of securities held to maturity	(1,441)	(1,878)
Proceeds from maturities of securities held to maturity	30	5
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank common stock	39	79
Net increase in loans and leases	(670)	(1,344)
Purchases of premises and equipment	(71)	(32)
Other, net	(5)	(59)
Net cash used in investing activities	(905)	(1,474)
Cash flows from financing activities:
Net increase in deposits	1,035	1,007
(Repayments of) proceeds from short-term borrowings, net	(1,386)	107
Proceeds from long-term borrowings	1,050	—
Repayments of long-term borrowings	—	(1)
Dividends paid on noncumulative preferred stock	(23)	(23)
Dividends paid on common stock	(85)	(85)
Net cash provided by financing activities	592	1,005
Net decrease in cash and cash equivalents	—	(12)
Cash and cash equivalents at beginning of period	420	463
Cash and cash equivalents at end of period	$420	$451
Supplemental disclosures
Cash paid during the period for:
Income taxes	$42	$36
Interest expense	101	90
Other noncash activity:
Securities available for sale purchased not settled	42	9
Securities held to maturity purchased not settled	1	1

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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. Results for the nine months ended September 30, 2015 do not necessarily reflect the results that may be expected for the year ending December 31, 2015. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
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

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$399	$6	$—	$405
U.S. Treasury	55	—	—	55
U.S. government sponsored enterprises	281	3	(1)	284
Corporate	846	9	(28)	827
Total debt securities	1,582	19	(29)	1,572
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	31	1	(1)	31
Federal National Mortgage Association	77	4	—	81
Federal Home Loan Mortgage Corporation	92	4	—	97
Collateralized mortgage obligations:
Government National Mortgage Association	70	1	—	71
Federal National Mortgage Association	739	8	(3)	744
Federal Home Loan Mortgage Corporation	371	4	(1)	374
Total collateralized mortgage obligations	1,180	12	(4)	1,188
Total residential mortgage-backed securities	1,380	21	(5)	1,396
Commercial mortgage-backed securities, non-agency issued	1,181	31	—	1,212
Total mortgage-backed securities	2,562	52	(5)	2,609
Collateralized loan obligations, non-agency issued	1,113	10	(5)	1,118
Asset-backed securities collateralized by:
Student loans	212	6	—	218
Credit cards	20	—	—	20
Auto loans	90	—	—	90
Other	76	1	—	76
Total asset-backed securities	398	8	—	405
Other	22	—	—	22
Total securities available for sale	$5,676	$88	$(38)	$5,726
Investment securities held to maturity:
Debt securities, U.S. government agencies	$45	$—	$—	$45
Residential mortgage-backed securities:
Government National Mortgage Association	15	—	—	15
Federal National Mortgage Association	98	1	—	98
Federal Home Loan Mortgage Corporation	53	—	—	53
Collateralized mortgage obligations:
Government National Mortgage Association	1,574	29	(2)	1,601
Federal National Mortgage Association	2,151	28	(7)	2,172
Federal Home Loan Mortgage Corporation	2,344	45	(7)	2,383
Total collateralized mortgage obligations	6,069	102	(16)	6,155
Total residential mortgage-backed securities	6,235	103	(16)	6,322
Total securities held to maturity	$6,280	$103	$(16)	$6,367

	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$444	$10	$—	$453
U.S. Treasury	25	—	—	25
U.S. government sponsored enterprises	187	5	—	191
Corporate	820	15	(12)	823
Total debt securities	1,476	29	(12)	1,492
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	1	(1)	34
Federal National Mortgage Association	96	5	—	100
Federal Home Loan Mortgage Corporation	115	5	—	120
Collateralized mortgage obligations:
Federal National Mortgage Association	694	2	(13)	682
Federal Home Loan Mortgage Corporation	353	1	(4)	350
Total collateralized mortgage obligations	1,047	3	(18)	1,032
Total residential mortgage-backed securities	1,291	13	(19)	1,286
Commercial mortgage-backed securities, non-agency issued	1,450	51	—	1,500
Total mortgage-backed securities	2,741	64	(19)	2,786
Collateralized loan obligations, non-agency issued	1,001	18	(3)	1,016
Asset-backed securities collateralized by:
Student loans	228	7	—	235
Credit cards	42	—	—	42
Auto loans	193	1	—	194
Other	127	1	(1)	127
Total asset-backed securities	591	9	(1)	599
Other	22	—	—	22
Total securities available for sale	$5,830	$121	$(35)	$5,915
Investment securities held to maturity:
Debt securities, U.S. government agencies	$60	$—	$—	$60
Residential mortgage-backed securities:
Government National Mortgage Association	12	—	—	12
Federal National Mortgage Association	118	1	(1)	118
Federal Home Loan Mortgage Corporation	65	1	—	65
Collateralized mortgage obligations:
Government National Mortgage Association	1,755	27	(3)	1,779
Federal National Mortgage Association	1,965	11	(22)	1,954
Federal Home Loan Mortgage Corporation	1,967	25	(17)	1,976
Total collateralized mortgage obligations	5,687	63	(41)	5,709
Total residential mortgage-backed securities	5,882	64	(42)	5,904
Total securities held to maturity	$5,942	$64	$(42)	$5,964

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
September 30, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$16	$—	25	$2	$—	4	$17	$—	29
U.S. Treasury	10	—	1	—	—	—	10	—	1
U.S. government sponsored enterprises	136	(1)	16	—	—	1	137	(1)	17
Corporate	346	(16)	225	104	(12)	67	451	(28)	292
Total debt securities	508	(17)	267	107	(12)	72	615	(29)	339
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	17	(1)	5	17	(1)	5
Federal National Mortgage Association	—	—	1	—	—	—	—	—	1
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	—	174	(3)	10	174	(3)	10
Federal Home Loan Mortgage Corporation	57	(1)	3	42	—	2	99	(1)	5
Total collateralized mortgage obligations	57	(1)	3	216	(3)	12	273	(4)	15
Total residential mortgage-backed securities	57	(1)	4	233	(4)	17	291	(5)	21
Commercial mortgage-backed securities, non-agency issued	15	—	5	—	—	—	15	—	5
Total mortgage-backed securities	73	(1)	9	233	(4)	17	306	(5)	26
Collateralized loan obligations, non-agency issued	460	(4)	45	151	(1)	16	611	(5)	61
Asset-backed securities collateralized by:
Student loans	18	—	2	10	—	2	28	—	4
Auto loans	1	—	1	—	—	—	1	—	1
Other	28	—	4	10	—	1	38	—	5
Total asset-backed securities	47	—	7	20	—	3	67	—	10
Other	—	—	—	9	—	3	9	—	3
Total securities available for sale in an unrealized loss position	$1,088	$(21)	328	$520	$(17)	111	$1,608	$(38)	439

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
September 30, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	4	—	2	—	—	1	5	—	3
Federal National Mortgage Association	14	—	6	29	—	9	43	—	15
Federal Home Loan Mortgage Corporation	31	—	10	4	—	2	35	—	12
Collateralized mortgage obligations:
Government National Mortgage Association	174	(1)	39	70	(1)	25	244	(2)	64
Federal National Mortgage Association	8	—	3	421	(7)	27	430	(7)	30
Federal Home Loan Mortgage Corporation	100	(1)	8	332	(6)	24	432	(7)	32
Total collateralized mortgage obligations	283	(1)	50	823	(14)	76	1,105	(16)	126
Total residential mortgage-backed securities	332	(2)	68	856	(15)	88	1,188	(16)	156
Total securities held to maturity in an unrealized loss position	$332	$(2)	68	$856	$(15)	88	$1,188	$(16)	156

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$16	$—	22	$1	$—	5	$17	$—	27
US Treasury	5	—	1	—	—	—	5	—	1
U.S. government sponsored enterprises	18	—	7	42	—	4	60	—	11
Corporate	176	(7)	127	102	(5)	61	278	(12)	188
Total debt securities	215	(7)	157	145	(5)	70	360	(12)	227
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(1)	5	19	(1)	5
Collateralized mortgage obligations:
Federal National Mortgage Association	26	—	3	517	(13)	30	542	(13)	33
Federal Home Loan Mortgage Corporation	47	—	3	216	(4)	12	263	(4)	15
Total collateralized mortgage obligations	73	—	6	733	(18)	42	806	(18)	48
Total residential mortgage-backed securities	73	—	6	752	(19)	47	825	(19)	53
Commercial mortgage-backed securities, non-agency issued	13	—	3	24	—	3	36	—	6
Total mortgage-backed securities	85	—	9	776	(19)	50	861	(19)	59
Collateralized loan obligations, non-agency issued	276	(2)	32	146	(1)	15	422	(3)	47
Asset-backed securities collateralized by:
Student loans	26	—	4	2	—	2	28	—	6
Credit card	8	—	1	—	—	—	8	—	1
Auto loans	3	—	2	—	—	—	3	—	2
Other	—	—	1	52	(1)	5	52	(1)	6
Total asset-backed securities	37	—	8	55	(1)	7	92	(1)	15
Other	—	—	—	9	—	3	9	—	3
Total securities available for sale in an unrealized loss position	$614	$(10)	206	$1,130	$(26)	145	$1,744	$(35)	351

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$38	$—	5	$—	$—	—	$38	$—	5
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	2	—	2	2	—	2
Federal National Mortgage Association	4	—	1	51	(1)	12	55	(1)	13
Federal Home Loan Mortgage Corporation	33	—	9	9	—	2	42	—	11
Collateralized mortgage obligations:
Government National Mortgage Association	360	(2)	48	46	(1)	12	407	(3)	60
Federal National Mortgage Association	240	(1)	18	648	(21)	36	888	(22)	54
Federal Home Loan Mortgage Corporation	422	(5)	27	463	(12)	28	885	(17)	55
Total collateralized mortgage obligations	1,022	(8)	93	1,157	(34)	76	2,179	(41)	169
Total residential mortgage-backed securities	1,059	(8)	103	1,219	(35)	92	2,278	(42)	195
Total securities held to maturity in an unrealized loss position	$1,097	$(8)	108	$1,219	$(35)	92	$2,316	$(42)	200
We have assessed the securities in an unrealized loss position at September 30, 2015 and at December 31, 2014 and determined that the declines in fair value below amortized cost were temporary.
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
Scheduled contractual maturities of our investment securities at September 30, 2015 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$248	$250
After one year through five years	628	635
After five years through ten years	737	717
After ten years	14	14
Total debt securities	1,627	1,617
Mortgage-backed securities	8,796	8,930
Collateralized loan obligations	1,113	1,118
Asset-backed securities	398	405
Other	22	22
	$11,956	$12,093
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio decreased to 3.3 years at September 30, 2015 from 3.7 years at December 31, 2014.
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

Our loans and leases receivable consisted of the following at the dates indicated:

	September 30, 2015			December 31, 2014
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$6,284	$890	$7,174	$6,181	$1,050	$7,231
Construction	1,191	—	1,191	973	1	973
Business	5,862	169	6,031	5,430	345	5,775
Total commercial	13,338	1,060	14,397	12,584	1,395	13,979
Consumer:
Residential real estate	2,289	1,057	3,346	2,096	1,257	3,353
Home equity	2,074	959	3,033	1,847	1,089	2,936
Indirect auto	2,331	—	2,331	2,166	—	2,166
Credit cards	306	—	306	324	—	324
Other consumer	254	—	254	278	—	278
Total consumer	7,254	2,015	9,269	6,711	2,347	9,058
Total loans and leases	20,592	3,075	23,666	19,296	3,742	23,037
Allowance for loan losses	(233)	(5)	(239)	(228)	(6)	(234)
Total loans and leases, net	$20,358	$3,069	$23,427	$19,067	$3,736	$22,803
As of September 30, 2015 and December 31, 2014, we had a liability for unfunded loan commitments of $16 million. For the nine months ended September 30, 2015, we recognized a negative provision for credit losses related to our unfunded loan commitments of $1 million. For the nine months ended September 30, 2014 we recognized a provision for credit losses related to our unfunded commitments of $1 million.
Of the $3.0 billion home equity portfolio at September 30, 2015 and $2.9 billion at December 31, 2014, $1.2 billion and $1.1 billion were in a first lien position at each period end, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of September 30, 2015 and December 31, 2014.

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

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at the dates indicated:

	September 30, 2015	December 31, 2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5	$10
Carrying amount	5	6
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	2,031	2,549
Carrying amount	1,994	2,496
Other acquired loans
Outstanding principal balance	1,096	1,274
Carrying amount	1,076	1,240
Total acquired loans
Outstanding principal balance	3,132	3,832
Carrying amount	3,075	3,742
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2014	$(851)
Net reclassifications from nonaccretable yield	(5)
Accretion	138
Other (1)	55
Balance at December 31, 2014	(663)
Net reclassifications from nonaccretable yield	(9)
Accretion	80
Balance at September 30, 2015	$(593)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
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
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Nine months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	21	14	—	1	3	7	5	51
Charge-offs	(14)	(18)	(1)	(2)	(6)	(9)	(6)	(58)
Recoveries	2	4	—	—	2	2	1	12
Balance at end of period	$74	$122	$2	$7	$12	$12	$4	$233
Allowance for loan losses:
Individually evaluated for impairment	$3	$5	$—	$—	$—	$—	$—	$9
Collectively evaluated for impairment	71	117	1	7	12	12	4	224
Total	$74	$122	$2	$7	$12	$12	$4	$233
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$58	$58	$23	$17	$4	$—	$3	$162
Collectively evaluated for impairment	7,418	5,805	2,267	2,057	2,327	306	252	20,430
Total	$7,476	$5,862	$2,289	$2,074	$2,331	$306	$254	$20,592
Nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$47	$120	$2	$7	$10	$13	$6	$205
Provision for loan losses	21	8	—	4	9	7	5	54
Charge-offs	(8)	(16)	(1)	(3)	(6)	(10)	(6)	(51)
Recoveries	3	2	—	1	1	1	1	10
Balance at end of period	$62	$115	$2	$9	$13	$12	$6	$218
Allowance for loan losses:
Individually evaluated for impairment	$2	$2	$1	$1	$—	$—	$—	$6
Collectively evaluated for impairment	60	113	1	7	13	12	5	212
Total	$62	$115	$2	$9	$13	$12	$6	$218
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$69	$59	$21	$7	$3	$—	$2	$161
Collectively evaluated for impairment	6,821	5,409	2,009	1,775	2,071	313	284	18,681
Total	$6,890	$5,468	$2,030	$1,781	$2,074	$313	$286	$18,842

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$69	$119	$2	$6	$14	$13	$5	$228
Provision for loan losses	7	9	—	2	—	2	1	21
Charge-offs	(3)	(7)	—	(1)	(2)	(3)	(2)	(20)
Recoveries	1	1	—	—	1	1	—	4
Balance at end of period	$74	$122	$2	$7	$12	$12	$4	$233
Three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$62	$112	$2	$10	$12	$12	$6	$216
Provision for loan losses	2	5	—	—	3	3	2	15
Charge-offs	(2)	(4)	—	(1)	(2)	(3)	(2)	(15)
Recoveries	—	1	—	—	—	—	—	2
Balance at end of period	$62	$115	$2	$9	$13	$12	$6	$218

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Nine months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	1	—	—	3
Charge-offs	(2)	—	—	(2)	—	—	(4)
Recoveries	1	—	—	—	—	—	1
Balance at end of period	$1	$—	$2	$2	$—	$—	$5
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1	—	2	2	—	—	5
Total	$1	$—	$2	$2	$—	$—	$5
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$5	$—	$—	$5
Collectively evaluated for impairment	—	169	—	902	—	—	1,071
Loans acquired with deteriorated credit quality	890	—	1,057	52	—	—	1,999
Total	$890	$169	$1,057	$959	$—	$—	$3,075
Nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	1	—	1	3	—	—	5
Charge-offs	(1)	—	—	(3)	—	—	(4)
Balance at end of period	$—	$—	$1	$3	$—	$—	$5
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	5
Total	$—	$—	$1	$3	$—	$—	$5
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$2	$—	$4	$—	$—	$6
Collectively evaluated for impairment	—	285	—	968	—	—	1,253
Loans acquired with deteriorated credit quality	1,124	81	1,330	133	—	—	2,668
Total	$1,124	$368	$1,330	$1,105	$—	$—	$3,928

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$2	$1	$2	$3	$—	$—	$7
Provision for loan losses	—	—	—	(1)	—	—	(1)
Charge-offs	—	—	—	(1)	—	—	(1)
Balance at end of period	$1	$—	$2	$2	$—	$—	$5
Three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	—	—	1	—	—	—	1
Charge-offs	—	—	—	—	—	—	—
Balance at end of period	$—	$—	$1	$3	$—	$—	$5
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	September 30, 2015			December 31, 2014
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$55	$—	$55	$53	$—	$53
Business	45	1	47	45	7	53
Total commercial	100	1	102	98	7	106
Consumer:
Residential real estate	32	—	32	34	—	34
Home equity	34	24	58	24	23	47
Indirect auto	14	—	14	13	—	13
Other consumer	5	—	5	5	—	5
Total consumer	85	24	109	75	23	98
Total	$186	$25	$211	$174	$30	$204

The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$3	$2	$8	$6

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The recorded investment of our impaired loans, less any related allowance for loan losses, was 64% and 70% of the loans’ unpaid principal balance at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015			December 31, 2014
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$24	$49	$—	$40	$59	$—
Business	33	68	—	29	51	—
Total commercial	57	118	—	69	110	—
Consumer:
Residential real estate	16	19	—	8	9	—
Home equity	12	15	—	3	4	—
Indirect auto	3	4	—	2	3	—
Other consumer	1	2	—	2	2	—
Total consumer	32	40	—	16	18	—
Total	$89	$158	$—	$85	$128	$—
With a related allowance recorded:
Commercial:
Real estate	$34	$39	$3	$24	$27	$2
Business	25	28	5	32	43	2
Total commercial	58	67	8	56	70	4
Consumer:
Residential real estate	7	7	—	11	13	1
Home equity	5	5	—	4	4	1
Indirect auto	1	1	—	—	—	—
Other consumer	1	1	—	—	—	—
Total consumer	14	14	1	16	17	2
Total	$73	$81	$9	$71	$87	$6
Total
Commercial:
Real estate	$58	$89	$3	$64	$86	$2
Business	58	96	5	61	93	2
Total commercial	116	185	8	125	179	4
Consumer:
Residential real estate	23	25	—	20	22	1
Home equity	17	20	—	7	8	1
Indirect auto	4	5	—	2	3	—
Other consumer	3	3	—	2	2	—
Total consumer	46	54	1	31	36	2
Total	$162	$239	$9	$156	$215	$6

The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. There were no impaired acquired loans with a related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	September 30, 2015			December 31, 2014
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$—	$—	$—
Business	—	3	—	3	3	—
Total commercial	—	3	—	3	3	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	5	7	—	4	6	—
Other consumer	—	—	—	—	—	—
Total consumer	5	7	—	4	6	—
Total(1)	$5	$10	$—	$7	$9	$—

(1)	Includes nonperforming purchased credit impaired loans.

The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	September 30,
	2015		2014
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Nine months ended September 30,
Commercial:
Real estate	$71	$1	$68	$1
Business	62	1	56	1
Total commercial	132	2	124	2
Consumer:
Residential real estate	23	—	21	—
Home equity	17	—	7	—
Indirect auto	4	—	3	—
Other consumer	3	—	3	—
Total consumer	47	1	34	—
Total	$179	$2	$157	$2
Three months ended September 30,
Commercial:
Real estate	$65	$—	$64	$—
Business	59	—	59	—
Total commercial	124	—	124	1
Consumer:
Residential real estate	23	—	21	—
Home equity	12	—	7	—
Indirect auto	4	—	2	—
Other consumer	3	—	2	—
Total consumer	41	—	33	—
Total	$165	$1	$156	$1

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	September 30,
	2015		2014
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Nine months ended September 30,
Commercial:
Real estate	$—	$—	$—	$—
Business	—	—	2	—
Total commercial	—	—	2	—
Consumer:
Residential real estate	—	—	—	—
Home equity	5	—	4	—
Other consumer	—	—	—	—
Total consumer	5	—	4	—
Total(1)	$5	$—	$6	$—
Three months ended September 30,
Commercial:
Real estate	$—	$—	$—	$—
Business	—	—	4	—
Total commercial	—	—	4	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	4	—
Other consumer	—	—	—	—
Total consumer	4	—	4	—
Total(1)	$4	$—	$8	$—

(1)	Includes nonperforming purchased credit impaired loans.
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

The following table is a reconciliation between nonperforming loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
September 30, 2015
Nonperforming loans	$102	$109	$211
Plus: Accruing TDRs	48	13	61
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(34)	(72)	(106)
Total impaired loans(1)	$116	$51	$166
December 31, 2014:
Nonperforming loans	$106	$98	$204
Plus: Accruing TDRs	59	8	67
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(36)	(71)	(108)
Total impaired loans(1)	$128	$35	$163

(1)	Includes nonperforming purchased credit impaired loans.

Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.
The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
September 30, 2015
Originated loans
Commercial:
Real estate	$20	$1	$37	$59	$7,417	$7,476	$1
Business	26	4	32	62	5,800	5,862	—
Total commercial	46	5	70	120	13,217	13,338	1
Consumer:
Residential real estate	3	3	20	26	2,263	2,289	—
Home equity	4	2	21	27	2,047	2,074	—
Indirect auto	18	4	5	27	2,304	2,331	—
Credit cards	2	1	2	5	301	306	2
Other consumer	2	1	3	6	248	254	—
Total consumer	29	10	52	91	7,163	7,254	2
Total	$74	$15	$122	$211	$20,380	$20,592	$4
Acquired loans
Commercial:
Real estate	$5	$2	$20	$26	$864	$890	$20
Business	—	—	1	2	168	169	—
Total commercial	5	2	21	28	1,032	1,060	20
Consumer:
Residential real estate	13	4	45	62	995	1,057	45
Home equity	5	2	16	23	936	959	1
Total consumer	18	5	62	85	1,931	2,015	47
Total	$23	$7	$82	$113	$2,962	$3,075	$66

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
December 31, 2014
Originated loans
Commercial:
Real estate	$7	$2	$31	$40	$7,113	$7,154	$—
Business	5	7	17	28	5,402	5,430	—
Total commercial	11	9	49	69	12,515	12,584	—
Consumer:
Residential real estate	4	2	21	27	2,069	2,096	—
Home equity	3	1	15	19	1,828	1,847	—
Indirect auto	17	4	5	27	2,139	2,166	—
Credit cards	2	2	2	6	318	324	2
Other consumer	3	1	3	7	271	278	—
Total consumer	29	10	46	85	6,626	6,711	2
Total	$41	$19	$95	$154	$19,141	$19,296	$2
Acquired loans
Commercial:
Real estate	$3	$3	$26	$31	$1,019	$1,050	$26
Business	—	—	7	7	338	345	4
Total commercial	3	3	33	38	1,357	1,395	30
Consumer:
Residential real estate	11	5	56	72	1,186	1,257	56
Home equity	6	2	21	29	1,060	1,089	6
Total consumer	17	7	77	101	2,246	2,347	62
Total	$21	$9	$109	$139	$3,603	$3,742	$91

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
September 30, 2015
Originated loans:
Pass	$7,188	$5,553	$12,740	95.5%
Criticized:(1)
Accrual	233	264	497	3.7
Nonaccrual	55	45	100	0.8
Total criticized	288	309	597	4.5
Total	$7,476	$5,862	$13,338	100.0%
Acquired loans:
Pass	$814	$142	$957	90.3%
Criticized:(1)
Accrual	76	25	101	9.6
Nonaccrual	—	1	1	0.1
Total criticized	76	27	103	9.7
Total	$890	$169	$1,060	100.0%
December 31, 2014
Originated loans:
Pass	$6,791	$5,067	$11,858	94.2%
Criticized:(1)
Accrual	310	318	628	5.0
Nonaccrual	53	45	98	0.8
Total criticized	363	363	726	5.8
Total	$7,154	$5,430	$12,584	100.0%
Acquired loans:
Pass	$948	$294	$1,243	89.1%
Criticized:(1)
Accrual	102	43	145	10.4
Nonaccrual	—	7	7	0.5
Total criticized	102	51	153	10.9
Total	$1,050	$345	$1,395	100.0%

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

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Indirect auto	Credit cards	Other consumer	Total	Percent of total
September 30, 2015
Originated loans by refreshed FICO score:
Over 700	$2,027	$1,708	$1,652	$214	$166	$5,768	79.5%
660-700	133	199	359	50	44	784	10.8
620-660	61	82	173	23	21	361	5.0
580-620	32	39	71	10	12	164	2.3
Less than 580	32	43	76	7	11	169	2.3
No score(1)	4	2	—	2	1	8	0.1
Total	$2,289	$2,074	$2,331	$306	$254	$7,254	100.0%
Acquired loans by refreshed FICO score:
Over 700	$709	$760	$—	$—	$—	$1,469	72.9%
660-700	86	84	—	—	—	170	8.4
620-660	55	42	—	—	—	98	4.8
580-620	45	29	—	—	—	74	3.7
Less than 580	53	27	—	—	—	80	4.0
No score(1)	109	16	—	—	—	125	6.2
Total	$1,057	$959	$—	$—	$—	$2,015	100.0%
December 31, 2014
Originated loans by refreshed FICO score:
Over 700	$1,841	$1,529	$1,533	$226	$167	$5,296	78.9%
660-700	124	182	347	53	46	752	11.2
620-660	62	71	159	24	24	339	5.0
580-620	28	31	64	11	13	148	2.2
Less than 580	32	32	63	8	12	146	2.2
No score(1)	9	1	—	3	17	31	0.5
Total	$2,096	$1,847	$2,166	$324	$278	$6,711	100.0%
Acquired loans by refreshed FICO score:
Over 700	$872	$851	$—	$—	$—	$1,723	73.4%
660-700	87	93	—	—	—	180	7.7
620-660	61	52	—	—	—	113	4.8
580-620	49	40	—	—	—	88	3.8
Less than 580	57	34	—	—	—	91	3.9
No score(1)	131	20	—	—	—	151	6.4
Total	$1,257	$1,089	$—	$—	$—	$2,347	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at the dates indicated:

	September 30, 2015	December 31, 2014
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$61	$67
Nonaccrual	62	53
Total troubled debt restructurings (1)	$123	$120

(1)	Includes 102 and 87 acquired loans that were restructured with a recorded investment of $5 million and $4 million at September 30, 2015 and December 31, 2014, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Nine months ended September 30, 2015
Commercial:
Commercial real estate
Extension of term	4	$4	$—	$—
Deferral of principal	7	11	—	—
Deferral of principal and extension of term	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Commercial business
Deferral of principal	1	1	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	2	—	—	—
Other	1	—	—	—
Total commercial	19	15	—	—
Consumer:
Residential real estate
Extension of term	13	1	—	—
Rate reduction	6	1	—	—
Extension of term and rate reduction	8	1	—	—
Chapter 7 bankruptcy	13	1	—	—
Home equity
Extension of term	3	—	—	—
Extension of term and rate reduction	4	—	—	—
Chapter 7 Bankruptcy	71	5	—	—
Other	2	—	—	—
Indirect auto
Chapter 7 Bankruptcy	194	3	—	—
Other consumer
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	9	—	—	—
Total consumer	324	13	—	—

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Total	343	$28	$—	$—

Nine months ended September 30, 2014
Commercial:
Commercial real estate
Extension of term	5	$14	$1	$—
Rate reduction	1	3	—	—
Extension of term and rate reduction	3	1	—	—
Commercial business
Extension of term	13	28	6	1
Extension of term and rate reduction	2	—	—	—
Total commercial	24	47	7	2
Consumer:
Residential real estate
Extension of term	4	—	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	7	1	—	—
Extension of term and rate reduction	7	—	—	—
Chapter 7 Bankruptcy	14	1	—	—
Home equity
Extension of term	3	—	—	—
Deferral of principal and extension of term	2	—	—	—
Extension of term and rate reduction	7	—	—	—
Chapter 7 Bankruptcy	79	3	—	—
Indirect auto
Chapter 7 Bankruptcy	192	3	—	—
Other consumer
Chapter 7 Bankruptcy	33	—	—	—
Total consumer	350	10	—	—
Total	374	$57	$7	$2

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended September 30, 2015
Commercial:
Commercial real estate
Extension of term	1	$—	$—	$—
Deferral of principal	1	1	—	—
Extension of term and rate reduction	1	—	—	—
Commercial business
Deferral of principal and extension of term	2	—	—	—
Total commercial	5	1	—	—
Consumer:
Residential real estate
Extension of term	2	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	5	—	—	—
Home equity
Extension of term	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	22	2	—	—
Other	2	—	—	—
Indirect Auto
Chapter 7 Bankruptcy	75	1	—	—
Other consumer
Chapter 7 Bankruptcy	2	—	—	—
Total consumer	111	4	—	—
Total	116	$5	$—	$—
Three months ended September 30, 2014
Commercial:
Commercial real estate
Rate reduction	1	3	—	—
Commercial business
Extension of term	7	1	—	—
Total commercial	8	5	—	—
Consumer:
Residential real estate
Extension of term	1	$—	$—	$—
Extension of term and rate reduction	3	—	—	—
Chapter 7 Bankruptcy	2	—	—	—
Home equity
Extension of term	2	—	—	—
Extension of term and rate reduction	2	—	—	—
Chapter 7 Bankruptcy	20	1	—	—
Indirect auto
Chapter 7 Bankruptcy	35	1	—	—
Other consumer
Chapter 7 Bankruptcy	7	—	—	—
Total consumer	72	2	—	—
Total	80	$7	$—	$—

(1)
Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was $3 million for the nine months ended September 30, 2015 and was not significant for the nine months ended September 30, 2014, three months ended September 30, 2015, and three months ended September 30, 2014.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was $4 million for the nine months ended September 30, 2015 and $2 million for the nine months ended September 30, 2014.
Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	September 30,
	2015	2014
Mortgages serviced for others	$3,981	$3,796
Mortgage servicing asset recorded for loans serviced for others, net	38	36
Note 4. Goodwill
The following table shows information regarding our goodwill for the nine months ended September 30, 2015 and the year ended December 31, 2014.

	Banking	Financial services	Consolidated total
Balances at January 1, 2014	$2,381	$68	$2,449
Acquisitions	—	1	1
Impairment	(1,100)	—	(1,100)
Balances at December 31, 2014	1,281	69	1,350
Disposal	—	(2)	(2)
Balances at September 30, 2015	$1,281	$67	$1,348
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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
September 30, 2015
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$266	$7
Derivatives not designated as hedging instruments:
Interest rate swap agreements	4,060	162	4,111	163
Total derivatives	$4,060	$162	$4,377	$170
December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap agreements	$4	$—	$30	$2
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,629	96	3,649	96
Total derivatives	$3,633	$96	$3,679	$97

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.
At September 30, 2015, all of our interest rate swaps for which we had master netting positions with the counterparty were in a liability position. Accordingly, there was no offsetting in our Consolidated Statements of Condition at September 30, 2015. Interest rate swaps for which we had master netting arrangements with the counterparty at December 31, 2014 were in a net liability position of $93 million. We offset $96 million of liabilities with $3 million of assets in our Consolidated Statement of Condition at December 31, 2014 related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $239 million and $130 million at September 30, 2015 and December 31, 2014, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans attributable to the hedged risk. The net impact of the fair value hedging relationships on net income was not significant for the nine months ended September 30, 2015 and 2014.
We have entered into forward starting interest rate swaps to reduce our exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the forecasted hedged borrowing. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings. At September 30, 2015, there was a $3 million loss recognized in accumulated other comprehensive income related to these swaps.
At September 30, 2015, there was a $4 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.
The following table presents certain information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
Cash Flow Hedges	2015	2014	2015	2014
Interest rate swap agreements:
Amount of (loss) on derivatives recognized in other comprehensive income, net of tax	$(2)	$—	$(2)	$—
Amount of (loss) on derivatives reclassified from other comprehensive income to income(1)	—	—	(1)	(1)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Operations.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedging relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $9 million and $7 million for the nine months ended September 30, 2015 and 2014, respectively, included in Capital Markets income in our Consolidated Statements of Operations.

Note 6. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) available to common stockholders	$53	$(928)	$150	$(807)
Less income allocable to unvested restricted stock awards	1	—	1	1
Net income (loss) allocable to common stockholders	$52	$(928)	$149	$(807)
Weighted average common shares outstanding:
Total shares issued	366	366	366	366
Unallocated employee stock ownership plan shares	—	(2)	—	(2)
Unvested restricted stock awards	(4)	(3)	(3)	(3)
Treasury shares	(11)	(11)	(12)	(11)
Total basic weighted average common shares outstanding	351	350	351	350
Effect of dilutive stock-based awards	2	—	2	—
Total diluted weighted average common shares outstanding	353	350	353	350
Basic earnings (loss) per common share	$0.15	$(2.65)	$0.42	$(2.31)
Diluted earnings (loss) per common share	$0.15	$(2.65)	$0.42	$(2.31)
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	3	11	8	11

Note 7. Other Comprehensive Loss
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	Pretax	Income taxes	Net	Pretax	Income taxes	Net
2015
Securities available for sale:
Net unrealized holding losses arising during the period	$(12)	$(5)	$(8)	$(36)	$(13)	$(22)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period(1)	(3)	(1)	(2)	(8)	(3)	(5)
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(3)	(1)	(2)	(4)	(2)	(3)
Reclassification adjustment for realized losses included in net income(2)	—	—	—	1	—	1
Net unrealized losses on interest rate swaps designated as cash flow hedges	(3)	(1)	(2)	(3)	(1)	(2)
Amortization of net loss related to pension and post-retirement plans	1	—	1	3	—	3
Total other comprehensive loss	$(16)	$(7)	$(10)	$(43)	$(18)	$(26)

2014
Securities available for sale:
Net unrealized holding losses arising during the year	$(51)	$(19)	$(31)	$(14)	$(5)	$(9)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period(1)	(3)	(1)	(2)	(10)	(4)	(6)
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income(2)	—	—	—	1	—	—
Amortization of net loss related to pension and post-retirement plans	—	—	—	1	—	1
Total other comprehensive loss	$(54)	$(20)	$(33)	$(23)	$(9)	$(14)

(1)	Included in Interest income on investment securities and other in our Consolidated Statements of Operations.

(2)	Included in Interest expense on borrowings in our Consolidated Statements of Operations.

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains (losses) on securities transferred from available for sale to held to maturity	Unrealized loss on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2015	$52	$12	$(5)	$(51)	$9
Period change, net of tax	(22)	(5)	(2)	3	(26)
Balance, September 30, 2015	$30	$7	$(7)	$(48)	$(17)
Balance, January 1, 2014	$64	$20	$(6)	$(16)	$62
Period change, net of tax	(9)	(6)	—	1	(14)
Balance, September 30, 2014	$55	$14	$(5)	$(16)	$48
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of September 30, 2015, none of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”
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
The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	September 30, 2015	December 31, 2014
Fair value carrying amount	$48	$35
Aggregate unpaid principal balance	46	34
Fair value carrying amount less aggregate unpaid principal balance	$2	$1
Additionally, included in loans held for sale on our Consolidated Statements of Condition are $3 million and $5 million of commercial loans held for sale that are carried at the lower of cost or market at September 30, 2015 and December 31, 2014, respectively.
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
September 30, 2015
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$405	$—	$405	$—
U.S. Treasury	55	55	—	—
U.S. government sponsored enterprises	284	—	284	—
Corporate	827	—	823	4
Total debt securities	1,572	55	1,512	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	31	—	31	—
Federal National Mortgage Association	81	—	81	—
Federal Home Loan Mortgage Corporation	97	—	97	—
Collateralized mortgage obligations:
Government National Mortgage Association	71	—	71	—
Federal National Mortgage Association	744	—	744	—
Federal Home Loan Mortgage Corporation	374	—	374	—
Total collateralized mortgage obligations	1,188	—	1,188	—
Total residential mortgage-backed securities	1,396	—	1,396	—
Commercial mortgage-backed securities, non-agency issued	1,212	—	1,212	—
Total mortgage-backed securities	2,609	—	2,609	—
Collateralized loan obligations, non-agency issued	1,118	—	1,118	—
Asset-backed securities collateralized by:
Student loans	218	—	218	—
Credit cards	20	—	20	—
Auto loans	90	—	90	—
Other	76	—	76	—
Total asset-backed securities	405	—	405	—
Other	22	21	1	—
Total securities available for sale	5,726	77	5,645	4
Loans held for sale (1)	48	—	48	—
Derivatives	162	—	162	—
Total assets	$5,935	$77	$5,854	$4
Liabilities:
Derivatives	$170	$—	$170	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$453	$—	$453	$—
U.S. Treasury	25	25	—	—
U.S. government sponsored enterprises	191	—	191	—
Corporate	823	—	818	4
Total debt securities	1,492	25	1,463	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	—	34	—
Federal National Mortgage Association	100	—	100	—
Federal Home Loan Mortgage Corporation	120	—	120	—
Collateralized mortgage obligations:
Federal National Mortgage Association	682	—	682	—
Federal Home Loan Mortgage Corporation	350	—	350	—
Total collateralized mortgage obligations	1,032	—	1,032	—
Total residential mortgage-backed securities	1,286	—	1,286	—
Commercial mortgage-backed securities, non-agency issued	1,500	—	1,500	—
Total mortgage-backed securities	2,786	—	2,786	—
Collateralized loan obligations, non-agency issued	1,016	—	1,016	—
Asset-backed securities collateralized by:
Student loans	235	—	235	—
Credit cards	42	—	42	—
Auto loans	194	—	194	—
Other	127	—	127	—
Total asset-backed securities	599	—	599	—
Other	22	21	1	—
Total securities available for sale	5,915	47	5,865	4
Loans held for sale (1)	35	—	35	—
Derivatives	93	—	93	—
Total assets	$6,043	$47	$5,993	$4
Liabilities:
Derivatives	$94	$—	$94	$—

(1)	Represents loans for which we have elected the fair value option.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Nine months ended September 30, 2015
Collateral dependent impaired loans	$9	$—	$9	$—	$—
Nine months ended September 30, 2014
Collateral dependent impaired loans	$11	$—	$10	$1	$—

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
During the nine months ended September 30, 2015, we recorded an increase of $0.4 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $9 million at September 30, 2015, which is included in our provision for credit losses. During the nine months ended September 30, 2014 we recorded an increase of $0.3 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $11 million at September 30, 2014, which is included in our provision for credit losses.
Level 3 Assets
Due to the lack of observable market data, we have classified our trust preferred securities, which are included in corporate debt securities and amounted to $4 million at September 30, 2015 and December 31, 2014, in Level 3 of the fair value hierarchy. There were no changes in our trust preferred securities during the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, the fair values of our trust preferred securities are based upon third party pricing without adjustment.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	September 30, 2015				December 31, 2014
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$420	$420	1		$420	$420	1
Investment securities available for sale	5,726	5,726	1,2,3	(1)	5,915	5,915	1,2,3	(1)
Investment securities held to maturity	6,280	6,367	2		5,942	5,964	2
Federal Home Loan Bank and Federal Reserve Bank common stock	373	373	2		412	412	2
Loans held for sale	51	51	2		40	40	2
Loans and leases, net	23,427	23,502	2,3	(2)	22,803	23,037	2,3	(2)
Derivatives	162	162	2		93	93	2
Accrued interest receivable	107	107	2		101	101	2
Financial liabilities:
Deposits	$28,816	$28,834	2		$27,781	$27,793	2
Borrowings	5,870	5,878	2		6,206	6,215	2
Derivatives	170	170	2		94	94	2
Accrued interest payable	14	14	2		11	11	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $9 million and $10 million of collateral dependent impaired loans without significant adjustments made to appraised values at September 30, 2015 and December 31, 2014, respectively. All other loans and leases are classified as level 3.

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

	Banking	Financial services	Consolidated total
Three months ended September 30, 2015
Net interest income	$263	$—	$263
Provision for credit losses	20	—	20
Net interest income after provision for credit losses	244	—	244
Noninterest income	65	18	83
Amortization of intangibles	3	1	4
Other noninterest expense	228	13	241
Income before income taxes	77	5	82
Income tax expense	19	2	21
Net income	$58	$3	$60
Three months ended September 30, 2014
Net interest income	$273	$—	$273
Provision for credit losses	17	—	17
Net interest income after provision for credit losses	257	—	257
Noninterest income	57	18	75
Amortization of intangibles	6	1	7
Goodwill impairment	1,100	—	1,100
Other noninterest expense	276	14	290
Income before income taxes	(1,068)	3	(1,065)
Income tax expense	(146)	1	(145)
Net (loss) income	$(922)	$2	$(920)
Nine months ended September 30, 2015
Net interest income	$790	$—	$790
Provision for credit losses	53	—	53
Net interest income after provision for credit losses	736	—	736
Noninterest income	201	51	252
Amortization of intangibles	14	2	15
Other noninterest expense	699	40	739
Income before income taxes	225	9	234
Income tax expense	58	3	61
Net income	$167	$6	$173
Nine months ended September 30, 2014
Net interest income	$816	$—	$816
Provision for credit losses	60	—	60
Net interest income after provision for credit losses	756	—	756
Noninterest income	182	51	233
Amortization of intangibles	19	2	21
Goodwill impairment	1,100	—	1,100
Other noninterest expense	726	43	769
Income before income taxes	(908)	6	(901)
Income tax expense	(120)	2	(117)
Net (loss) income	$(788)	$4	$(784)

Note 10. Condensed Parent Company Only Financial Statements
The following condensed statements of condition, the related condensed statements of operations, and cash flows should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$385	$383
Investment in subsidiary	4,435	4,388
Deferred taxes	30	32
Other assets	12	13
Total assets	$4,862	$4,815
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$11	$12
Borrowings	711	710
Stockholders’ equity	4,139	4,093
Total liabilities and stockholders’ equity	$4,862	$4,815

	Three months ended September 30,		Nine months ended September 30,
Condensed Statements of Operations	2015	2014	2015	2014
Interest income	$—	$—	$—	$1
Dividends received from subsidiary	45	—	45	80
Total interest and dividend income	45	—	45	81
Interest expense	12	12	36	36
Net interest income	33	(12)	9	45
Noninterest income	1	—	1	3
Noninterest expense	7	7	21	22
Income (loss) before income taxes and undisbursed income of subsidiary	26	(19)	(11)	25
Income tax benefit	(7)	(8)	(21)	(21)
Income (loss) before undisbursed income of subsidiary	33	(10)	10	47
Undisbursed income (loss) of subsidiary	27	(910)	163	(830)
Net income (loss)	60	(920)	173	(784)
Preferred stock dividend	8	8	23	23
Net income (loss) available to common stockholders	$53	$(928)	$150	$(807)

Net income (loss)	$60	$(920)	$173	$(784)
Other comprehensive loss(1)	(10)	(33)	(26)	(14)
Total comprehensive income (loss)	$51	$(953)	$147	$(798)

(1)	See Consolidated Statements of Comprehensive Income (Loss) for other comprehensive loss detail.

	Nine months ended September 30,
Condensed Statements of Cash Flows	2015	2014
Cash flows from operating activities:
Net income (loss)	$173	$(784)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undisbursed (income) loss of subsidiaries	(163)	830
Stock-based compensation expense	10	9
Deferred income tax (benefit) expense	(2)	2
Decrease (increase) in other assets	3	(5)
Decrease in other liabilities	(1)	(1)
Net cash provided by operating activities	20	52
Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	2
Other, net	1	1
Net cash provided by investing activities	1	3
Cash flows from financing activities:
Return of capital from subsidiary	90	45
Dividends paid on preferred stock	(23)	(23)
Dividends paid on common stock	(85)	(85)
Net cash used in financing activities	(18)	(62)
Net increase (decrease) in cash and cash equivalents	3	(8)
Cash and cash equivalents at beginning of period	383	390
Cash and cash equivalents at end of period	$385	$382

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
During 2015, Management has made changes to its internal controls that include: (1) better segregating the roles and responsibilities of its reconciliation, review and monitoring control consisting of management self testing of the key Sarbanes-Oxley controls over the determination and documentation of the allowance, and (2) the establishment of improved general computing controls that detect unauthorized access to applications and data, and detect unauthorized program changes to the models used in the determination of the allowance. These control improvements have been implemented; however, in accordance with the Company’s internal control compliance program, the control deficiency designation cannot be closed until the control improvements have been operational for a period of time and successfully tested. The Company currently expects that testing will be completed during the fourth quarter of 2015. We will continue to monitor the efficacy of these and other control improvements. Management believes that these changes, when fully implemented, will be effective in remediating the material weakness.
Except for those referenced in the prior paragraph, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2015.
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2015 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 as a result of the material weakness that exists in our internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2014 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the third quarter of 2015.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)    Not applicable.
(b)    Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: October 26, 2015	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2015	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)