Form 10-K
period 2015-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2016-02-10
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 9, 2016, there were issued and outstanding 354,756,081 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, as reported by The NASDAQ Stock Market LLC, was approximately $3,322,379,869.

Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to First Niagara Financial Group, Inc. and its subsidiaries on a consolidated basis.
PART I

ITEM 1.	Business
GENERAL
First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”). Our principal executive offices are located at 726 Exchange Street, Suite 618, Buffalo, New York. At December 31, 2015, we had $39.9 billion of assets, $28.7 billion of deposits and $4.1 billion of stockholders’ equity.
On October 30, 2015, the Company and KeyCorp (“KeyCorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into KeyCorp (the “Merger”), with KeyCorp as the surviving corporation in the Merger. The Merger Agreement was unanimously approved by the Board of Directors of both the Company and KeyCorp.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Company shareholders will have the right to receive (i) 0.680 shares (the “Exchange Ratio”) of KeyCorp common stock, par value $1.00 per share, and (ii) $2.30 in cash, for each share of Company common stock, par value $0.01 per share. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Company preferred stock, Series B, par value $0.01 per share, will be converted into the right to receive a share of a newly created series of preferred stock of KeyCorp having such rights, preferences, privileges and voting powers not materially less favorable to such holders than such Company preferred stock.
The Merger Agreement contains customary representations and warranties from both KeyCorp and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time, its obligation to recommend that its shareholders adopt the Merger Agreement and, in the case of First Niagara, its non-solicitation obligations relating to alternative acquisition proposals.
The completion of the Merger is subject to customary conditions, including, among others, (1) the adoption of the Merger Agreement by the Company's and KeyCorp’s shareholders and the approval by KeyCorp’s shareholders of amendments to KeyCorp’s articles of incorporation, (2) authorization for listing on the New York Stock Exchange of the shares of KeyCorp common stock and KeyCorp preferred stock to be issued in the Merger, (3) the effectiveness of the registration statement on Form S-4 for the KeyCorp common stock and the KeyCorp preferred stock to be issued in the Merger, (4) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the consummation of the Merger illegal and (5) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Our profitability is primarily dependent on 1) the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings, 2) credit costs for nonperforming assets, and 3) our cost to deliver these products. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates, the structure of the instrument, the credit worthiness of the borrower, and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as actions and policies of the federal government and its regulatory agencies, including the Federal Reserve. While the prolonged low interest rate and weak economic environment has pressured our net interest income and margin for several years, more recently, the competition from banks and non-banks has intensified both from a pricing and structural perspective. Absent an improvement in the competitive environment, net interest income will be challenged until we see additional increases in short term interest rates. Additionally, our pending Merger may further impede our ability to grow our balance sheet and our ability to retain and acquire customers and employees, which may result in impacting overall profitability. We manage our interest rate risk as described in "Market Risk" in this report, Part II Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
During the third quarter of 2011, the Federal Reserve announced that it intended to keep interest rates low through mid-2013, and took certain actions, such as “Operation Twist” and Quantitative Easing, aimed at keeping short- and long-term interest rates low, thus spurring economic growth in the labor and housing markets. The most recent round of Quantitative Easing (QE3) began in September 2012, and was an open-ended program calling for the purchase of $40 billion per month in agency mortgage-backed securities.
These actions had the cumulative impact of flattening the yield curve, keeping interest rates low and therefore reducing the yields on our earning assets. We have been replacing higher yielding, fixed rate, longer duration loans that prepaid or refinanced away with lower yielding, shorter duration loans.
In June 2013, the Federal Reserve began discussing the tapering of the Quantitative Easing program. This discussion caused the yield curve to steepen appreciably, and slowed the refinancing market in our mortgage banking business. Subsequent to its December 2013 meeting, the Federal Reserve began tapering its monthly purchases of Treasury and agency mortgage-backed securities.
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
In October 2014, the Federal Reserve announced it had discontinued the quantitative easing program but Federal Reserve members were increasingly divided on the timing of any increase to short-term interest rates. Throughout 2015, the FOMC acknowledged that inflation was expected to remain low in the near term but stated they expect inflation to gradually rise toward their 2% target level over the medium term. The FOMC also expressed that it anticipated that it would be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market.
On June 17, 2015, the FOMC released their Meeting Statement and Economic Projections. Most notably, the FOMC members’ median projection for the federal funds rate at the end of 2016 decreased was 1.625% and the FOMC members’ median projection for the federal funds rate at the end of 2017 was 2.875%, each a 0.25% reduction from the previous projection. The median projection for 2015 remained unchanged at 0.625% suggesting potentially two rate hikes in the year. Minutes from the June Meeting suggested Federal Reserve officials believed they needed more time and more evidence that economic growth was sufficiently strong to justify a change in policy accommodation. Furthermore, Federal Reserve officials grew increasingly concerned about the potential "contagion" from international developments, specifically citing a sluggish Chinese economy and the potential departure of Greece from the Eurozone.

In the third quarter of 2015, global growth concerns and the impact on the U.S. economy led the Federal Reserve to continue to delay increasing the federal funds rate. In the September 17, 2015 release, the Federal Reserve stated, ”Recent global economic and financial developments may restrain economic activity somewhat and are likely to put further downward pressure on inflation in the near term.” As a result, the market pushed out expectations for the Federal Reserve's initial rate increase to 2016 and interest rates decreased across most Treasury rate term points. However, the Federal Reserve Economic Projections indicated that 13 of 17 FOMC members still believed the appropriate timing to raise rates is in 2015. The Federal Reserve also updated the FOMC members’ median projection for the federal funds rate which decreased 0.25% from the June projections for 2015 through the long term.
Despite the Federal Reserve projections, the continued low levels of inflation and the decline in oil prices has caused the market to believe the Federal Reserve will not raise the federal funds rate as soon or as high as the Federal Reserve projections.
In October 2015, the Federal Reserve again did not raise the federal funds rate but did re-emphasize their expectations that they may still do so in December. As a result, interest rates began to rise. Finally, on December 16, 2015, the Federal Reserve announced the first federal funds rate hike in over nine years increasing the federal funds target rate 0.25% to a range of 0.25% to 0.50%. As a result of the October statement and the actual increase in December, the market reacted by taking the 2 year Treasury rate 0.42% higher during the fourth quarter to 1.06% though longer term rates did not increase as much as the 10 year Treasury rate only increased 0.21% to 2.27%. The result was a higher though flatter interest rate yield curve in December compared to September as the difference between the term points decreased from 1.41% to 1.21%.
Longer term interest rates had been volatile throughout 2015 and thus far in 2016. The 10 year Treasury rate has been as low of 1.64% on January 30, 2015, the lowest since the second quarter of 2013 but had risen to as high as 2.49% on June 26, 2015. Renewed U.S. economic concerns have again sent rates lower. On February 8, 2016, the 10 year Treasury was 1.76% while the 2 year Treasury rate was 0.67%, a spread of 1.09% between the term points.
We do not expect to see significant improvement in net interest income until short-term interest rates increase further, and the impact on net interest income will be influenced by the nature and timing of the market reaction and customer behavior, all of which are very unpredictable. There remain divergent views on the timing and pace of future increases to the federal funds rate with analyst estimates tracked by Bloomberg ranging from zero to seven implied additional rate increases of 0.25% by the end of 2016. The pace and magnitude of rising rates, and ultimately the shape of the yield curve (i.e. the difference between long and short term rates), will impact future profitability.
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
The Bank is positioned as a leading regional bank, with its footprint reaching across New York, Western and Eastern Pennsylvania, Connecticut and Western Massachusetts, providing our retail consumer and business customers with banking services including residential and commercial real estate loans, commercial business loans, consumer loans, wealth management products, as well as retail and commercial deposit products. Additionally, we offer insurance services through a wholly-owned subsidiary of the Bank. As of December 31, 2015, the Bank consolidated with its subsidiaries had $39.9 billion of assets, $28.7 billion of deposits, and $4.4 billion of stockholder’s equity, employed over 5,400 people, and operated through 392 branches and several financial services subsidiaries.
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
FORWARD LOOKING STATEMENTS
Certain statements we make in this document may be considered “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. You can identify these forward-looking statements by our use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect, and other similar expressions. These forward-looking statements include: statements pertaining to our expectations regarding the planned merger of the Company with and into KeyCorp, with KeyCorp surviving the merger; statements of our goals, intentions, and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the asset quality of our loan and investment portfolios; statements surrounding the level of our allowance for loan losses; and estimates of our risks and future costs and benefits.
Forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	Our ability to obtain regulatory approvals and meet other closing conditions to the Merger, including approval by KeyCorp shareholders on the expected terms and schedule;

•	Delay in closing the Merger;

•	Difficulties and delays in integrating the Company's businesses with those of KeyCorp or fully realizing the cost savings and other benefits of the Merger;

•	Business disruption following the announcement of the Merger;

•	General economic conditions, either nationally or in our market or service areas, that are worse than expected;

•	Increased competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments;

•	Changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements;

•	Changes in consumer spending, borrowing, and savings habits;

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board;

•	Our ability to enter new markets successfully and capitalize on growth opportunities;

•	Changes in our organization, compensation, and benefit plans;

•	Execution risk associated with our Strategic Investment plan; and

•	OCC approval to continue payment of Bank dividends.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Important Additional Information and Where to Find it
In connection with the proposed merger, KeyCorp has filed with the SEC a Registration Statement on Form S-4, as amended, that includes the Joint Proxy Statement of KeyCorp and the Company and a Prospectus of KeyCorp, as well as other relevant documents concerning the proposed transaction. The definitive Joint Proxy Statement/Prospectus has been declared effective by the SEC and mailed to stockholders of KeyCorp and the Company. This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. INVESTORS AND SHAREHOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.
A free copy of the Joint Proxy Statement/Prospectus, as well as other filings containing information about KeyCorp and the Company, may be obtained at the SEC’s Internet site (http://www.sec.gov). You may also obtain these documents, free of charge, from KeyCorp at investor.key.com or from the Company by accessing the Company’s website at www.firstniagara.com. Copies of the Joint Proxy Statement/Prospectus can also be obtained, free of charge, by directing a request to KeyCorp Investor Relations at Investor Relations, KeyCorp, 127 Public Square, Mailcode OH-01-27-0737, Cleveland, Ohio 44114-1306, by calling (216) 689-3000, or by sending an e-mail to investor_relations@keybank.com or to First Niagara Investor Relations at 726 Exchange Street, Suite 618, Buffalo, New York 14210, by calling (716) 819-5669 or by sending an e-mail to investor@fnfg.com. In addition, KeyCorp and the Company use their respective Investor Relations websites and social media outlets as channels of distribution of material company information. Such information is accessible on KeyCorp’s and the Company’s Investor Relations websites, as well as on their respective Facebook pages and through their Twitter accounts and LinkedIn accounts.
KeyCorp and the Company and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the respective shareholders of KeyCorp and the Company in respect of the transaction described in the Joint Proxy Statement/Prospectus. Information regarding KeyCorp’s directors and executive officers is contained in KeyCorp’s Proxy Statement on Schedule 14A, dated April 7, 2015, which is filed with the SEC. Information regarding First Niagara’s directors and executive officers is contained in the Company’s Proxy Statement on Schedule 14A, dated March 23, 2015, which is filed with the SEC. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the Joint Proxy Statement/Prospectus regarding the proposed merger. Free copies of this document may be obtained as described in the preceding paragraph.
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
We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2015, we operated 392 bank branches, including 190 in New York primarily located near Buffalo, Rochester, Syracuse and Albany; 118 branches in Pennsylvania primarily located near Philadelphia, Pittsburgh, Erie, and Warren; 75 branches in Connecticut primarily located near New Haven and Hartford; and nine in Western Massachusetts primarily located near Springfield.
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
We generally have sold newly originated conforming, conventional 15 to 30 year fixed-rate loans as well as FHA insured and VA guaranteed loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. During 2015, we originated and held $228 million of fixed rate, 30 year jumbo loans and intend to continue to originate and hold these types of loans in 2016. We intend to continue to hold the majority of our newly originated ARMs in our portfolio, but may occasionally sell these loans to FNMA, FHLMC, or wholesale lenders. Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor. Loans with LTVs in excess of 80% are required to carry mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.
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
We generally originate Qualified Mortgages ("QM") or Temporary Qualified Mortgages ("TQM") under the Mortgage Reform and Anti-Predatory Lending Act of the Dodd Frank Wall Street Reform and Consumer Protection Act which is described more fully in "Supervision and Regulation."

Home Equity Lending
We offer prime-based variable rate home equity lines of credit (“HELOCs”) within our market footprint. These products typically allow customers to borrow up to 85% of the appraised value of the collateral property (including the first mortgage) with a maximum loan amount generally no greater than $500 thousand. Our fixed-rate home equity loans generally have repayment terms up to 30 years. Our “Ultraflex” home equity line of credit product allows borrowers a 10 year draw period with a 20 year repayment period to follow. During the draw period, customers may elect a five year interest only payment option followed by a five year principal and interest period or pay principal and interest for all 10 years. Additionally, this product offers an option allowing customers to convert portions or all of their variable rate line balances to a fixed rate loan. Customers may have up to three fixed rate loans within their line of credit at one time.
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
Each applicant for a motor vehicle loan request is evaluated based on our underwriting standards, which are intended to assess the applicant's ability and willingness to repay, along with the adequacy of the financed vehicle as collateral. We may also finance certain products as part of a motor vehicle loan, including credit life, accident and health insurance, Guaranteed Auto Protection ("GAP") insurance, service contracts, mechanical breakdown protection insurance, theft deterrent products, and maintenance agreements. The maximum term for any motor vehicle loan we offer is 84 months, depending on the applicant's credit bureau score and age of the financed vehicle. Our internal risk policy limits our exposure to 84 month term auto loans to 10% or less of total outstanding loan balances. At December 31, 2015, approximately 7% of our outstanding indirect auto loan balances have 84 month terms.
Credit Cards
We originate a variety of different credit card products to provide our customers flexible and accommodating borrowing options. Most of our credit card customers were acquired as part of the acquisition of certain branches of HSBC Bank USA, National Association and its affiliates (the "HSBC Branch Acquisition") in 2012 and were not underwritten by us at origination. All credit card products are open-ended lines of credit with variable interest rates. Certain products offer rewards associated with usage that can be redeemed for a variety of pre-determined products and services. These lines of credit are unsecured (except for our Secured product offering) and are generally granted to our more creditworthy customers.
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
We classify certain substandard loans and all doubtful loans as nonaccrual loans and we evaluate them individually for impairment. Our threshold for evaluating commercial loan relationships individually for impairment is $1 million. When we classify problem loans as a loss, we charge-off the amount of impairment against the allowance for loan losses. Our determination as to the classification of our loans and the amount of our allowance is subject to ongoing review by regulatory agencies, which can require us to establish additional credit allowances. We regularly review our loan portfolio to ensure that loans are correctly graded and classified in accordance with our policy and applicable regulations.
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
We invest in a diversified portfolio of investment securities. Residential mortgage backed securities and collateralized mortgage obligations ("CMOs") issued and guaranteed by the FNMA, FHLMC, and Government National Mortgage Association (“GNMA”) comprise the largest part of our portfolio. Our debt securities are primarily comprised of corporate debt, municipal bonds, and debt issued by U.S. government sponsored enterprises. We also invest in other investments which carry higher yields given their credit risk profile, including collateralized loan obligations (“CLOs”) backed by corporate loans and other types of structured financing, commercial mortgage backed securities ("CMBS") collateralized by commercial mortgages, and asset-backed securities (“ABS”) collateralized by auto loans, student loans, credit cards, or other consumer financial assets.
Our investment strategy utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall credit risk, interest rate risk, and liquidity position. To accomplish these objectives, we focus on investments in mortgage related securities, including CMOs, and other structured products. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives at purchase in excess of seven years. The portfolio also carries a certain level of regulatory risk as asset classes, such as CLOs, may be impacted by future regulations.
Consistent with our investment strategy laid out at the time of our announcement of the acquisition of HSBC branches, we began purchasing ABS and CLOs in the fourth quarter of 2011 and increased our portfolio allocation to Commercial Mortgage-Backed Securities. This strategy represented the commercial and consumer types of credits that normally would be included in an acquisition but were not included with the HSBC branches. From that point, we have allocated investment portfolio cash flows in the same allocation percentages.
As of December 31, 2015, our investment portfolio's largest component is residential mortgage-backed securities. In addition, we have diversified the portfolio with commercial mortgage-backed securities, asset-backed securities, collateralized loan obligations and corporate bonds. Purchases made will generally be re-deployed into the same investment component, keeping the mix of the portfolio relatively unchanged.

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
Borrowed Funds
We utilize borrowings to fund asset growth, to manage the overall maturity of our liabilities and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms, and with our commercial and municipal customers. Our strategy is to use wholesale borrowings as a funding source based upon levels of our loans, investments, and deposits. Wholesale borrowings are also used as an alternative to higher acquisition cost money market deposit accounts.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”) imposed enhanced prudential standards on bank holding companies having $50 billion or more of total consolidated assets. The Company currently has less than $50 billion of total consolidated assets and, accordingly, although we discuss briefly below some of these enhanced prudential standards, they do not currently apply to us. KeyCorp has $50 billion or more of total consolidated assets and, accordingly, if the Merger is consummated, we will be part of a larger organization that is subject to these enhanced prudential standards.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Not all the rules required or expected to be implemented under the Dodd-Frank Act have been adopted or even proposed, certain of the rules that have been adopted or proposed under the Dodd-Frank Act are subject to phase-in or transitional periods, and many of the rules that have been adopted are subject to interpretation or clarification. The implications of the Dodd-Frank Act for our businesses continue to depend to a large extent on the implementation of the legislation by the Federal Reserve and other agencies as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act.
We will continue to assess our businesses and risk management and compliance practices to conform to developments in the regulatory environment.
Capital Requirements
General Risk-Based Capital Rules

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve. The Bank is subject to similar capital requirements administered by the OCC. These rules are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet obligations. The Federal banking agencies' risk-based capital rules applicable to all bank holding companies and banks, which they refer to as their “general risk-based capital rules” and as applied to us through December 31, 2014 are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "Basel Committee"), are referred to as “Basel I”. Under these rules, bank holding companies and banks, which together we are referring to as “banking organizations,” were required to maintain minimum ratios for Tier 1 capital and Total capital to risk-weighted assets (including certain off-balance sheet items, such as loan commitments and letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk categories. A banking organization's capital, in turn, was classified in one of two tiers, depending on type:

•
Tier 1 Capital. Tier 1 capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets, certain accumulated other comprehensive income items and certain other assets.

•
Tier 2 Capital. Tier 2 capital included, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Under the Basel I general risk-based capital rules, banking organizations were required to maintain Tier 1 capital and “Total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as letters of credit).
Banking organizations also were generally required to maintain a leverage ratio of Tier 1 capital to total adjusted quarterly assets. The minimum leverage ratio requirement was 4.0%, unless a more stringent minimum requirement was specified by the relevant Federal banking agency. Under the general risk-based capital rules, the Company and the Bank were subject to the 4.0% minimum leverage ratio requirement. See Note 11 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for our risk-based and leveraged capital ratios as of December 31, 2015 and 2014.
The federal banking agencies’ capital rules also included advanced models-based approaches based on the Basel Committee’s framework referred to as “Basel II”. Those rules, however, only applied to banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as “advanced approaches” banking organizations) and, accordingly, did not apply to either the Company or the Bank.
Basel III and the New Capital Rules
In July 2013, the Federal Reserve and the OCC published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.
The New Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components), with full phase-in to be completed by January 1, 2019. The New Capital Rules implement the Basel Committee's December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. general risk-based capital rules. The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing Basel I risk-weighting approach, with a more risk-sensitive one based, in part, on the standardized approach set forth in "Basel II." The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the Federal banking agencies' rules.
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

Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to total risk-weighted assets.

•	6.0% Tier 1 capital to total risk-weighted assets.

•	8.0% Total capital to total risk-weighted assets.

•	as under the prior capital rules, 4% Tier 1 capital to total adjusted quarterly average assets (as defined for regulatory purposes) (known as the “leverage ratio”).
Beginning in 2016, the New Capital Rules will require the Company and the Bank to maintain a “capital conservation buffer” composed entirely of CET1. When it is fully phased-in in 2019, banking organizations will be required to maintain a minimum capital conservation buffer of 2.5% (CET1 to Total risk-weighted assets), in addition to the minimum risk-based capital ratios. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer, a banking organization will be required to maintain the following: (i) CET1 to total risk-weighted assets of at least 7%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (that is Tier I plus Tier 2) to total risk-weighted assets of at least 10.5% by January 1, 2019, upon full phase-in of the capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain a capital conservation buffer of 2.5% or more will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the general Basel I based risk based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) were reversed for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banks, including the Company and the Bank, were permitted to (and in the case of the Company and the Bank did) make a one-time permanent election to continue to exclude these items.
Consistent with the section 171 of the Dodd-Frank Act, the New Capital Rules allow certain banking holding companies to include certain hybrid securities, such as trust preferred securities, in Tier 1 capital. The Company had less than $15 billion in assets as of December 31, 2009. Accordingly, and based on Federal Reserve Board interpretations of our acquisitions, the trust preferred securities classified as long-term debt on our balance sheet will be included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company, or are acquired by such an organization, after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the New Capital Rules and would be included as Tier 2 capital.
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
In addition to the changes outlined above, the New Capital Rules establish additional requirements for advanced approaches banks, including separate rules for denominator as well as an additional minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures and referred to in the New Capital Rules as the “supplementary leverage ratio”. As a non-advanced approaches bank, these requirements do not apply to the Company or the Bank.
During 2015, the Federal Reserve issued a final rule, known as the "G-SIB surcharge rule," that imposes an additional capital surcharge that increases the capital conservation buffer requirement based in part on wholesale funding dependence for a global systemically important bank holding company. As we are not deemed a global systemically important bank holding company this rule does not apply to the Company or the Bank.
Liquidity Regulation
During 2014, the U.S. banking agencies adopted final rules implementing one of the two new standards provided for in the Basel III liquidity framework - its liquidity coverage ratio (“LCR”), which is designed to ensure that a bank maintains an adequate level of unencumbered high quality liquid assets equal to the bank’s expected net cash outflows for a thirty-day time horizon under an acute liquidity stress scenario. The rules as adopted apply in their most comprehensive form only to advanced approaches bank holding companies and depository institution subsidiaries of such bank holding companies and, in a modified form, to banking organizations having $50 billion or more in total consolidated assets. Accordingly they do not apply to either the Company or the Bank. As a result, we do not manage our balance sheet to be compliant with these rules.
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
Stress Test Rules
In October 2012, federal banking agencies published their final rules regarding company run Dodd-Frank Stress Tests ("DFAST").  The rules as currently in effect require covered organizations with average total consolidated assets of greater than $10 billion, including the Company and the Bank, to conduct an annual company run stress test of its capital adequacy using data as of December 31st to perform quarterly projections for a forward looking nine quarter time horizon for losses, pre-provision net revenue, balance sheet and projected regulatory capital ratios for scenarios provided by the regulators with results submitted by July 31st. Our first DFAST submission complied with the rules then applicable and we continue to have ongoing positive dialogue with the regulators regarding our stress testing process. Our process to submit our second DFAST submission due on July 31, 2016, using data as of December 31, 2015 and the scenarios released by the regulators in early 2016, is underway. We expect to comply with the regulatory requirements. A summary of those stress test results will be required to be disclosed in October 2016.
Enhanced Prudential Standards for SIFIs
Dodd-Frank directed the Federal Reserve to enact enhanced prudential standards applicable to bank holding companies with total consolidated assets of $50 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. A banking organization is deemed to have met the $50 billion asset criterion based on the average of the company's total consolidated assets as reported on its four most recent quarterly reports to the Federal banking agencies. We refer to such entities as “systemically important financial institutions” ("SIFIs"). The Company is not a SIFI. Dodd-Frank mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions.
In February 2014, the Federal Reserve adopted rules, which we refer to as the “SIFI rules,” to implement certain of these enhanced prudential standards as well as sound rules applicable to bank holding companies that are not SIFIs. Beginning in 2015, the rules require bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including a buffer of highly liquid assets based on projected funding needs for 30 days. Rules implementing two other components of Dodd-Frank's enhanced potential standards rules — the single-counterparty credit limits and early remediation requirements — are still under consideration by the Federal Reserve. Of the enhanced prudential standards rules adopted to date, only the risk committee requirement applies to the Company. The Company established a risk committee in January 2008 well ahead of any regulation. We are monitoring developments with respect to the SIFI Rules because of their application to us if our total consolidated assets reach $50 billion or more.
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
At December 31, 2015, we have $600 million of CLO investments with a weighted average yield of 3.2% that we believe are impacted by this rule ("legacy CLOs"). These investments are further described under “Risk Management—Investment Securities Portfolio.” While we believe it is unlikely that regulatory agencies will initiate any further changes in the Volcker Rule concerning the treatment of legacy CLOs, we continue to evaluate structural solutions that we can apply to our legacy CLO securities and monitor expected prepayments, refinancing and other solutions initiated by the asset managers of the CLO structure that we believe would make any remaining CLO securities compliant with the stated provisions of the final Volcker Rule. CLO securities that are not compliant with the Volcker Rule may bear greater price risk as the conformance date draws nearer.
As of December 31, 2015, we have purchased $600 million of newly issued CLO investments that we believe to be structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.
Should we no longer be able to hold one or more CLO investments because of the Volcker Rule we could i) sell these securities expeditiously, and not be able to realize the value we might be able to realize with a normal market sale; ii) recognize all unrealized losses on such securities should we determine it is not more likely than not that we can hold any securities that have a fair value less than book value to a time when the fair value would be at least equal to its book value, which could be the security’s maturity; and iii) reinvest proceeds in other, likely lower yielding investments, which would reduce our revenues. Of the bonds that could be impacted by the Volcker Rule, at December 31, 2015, we had $143 million of legacy CLO securities with fair values less than their book values, aggregating to a $1.2 million unrealized loss. We continue to believe it is more likely than not that we can hold any underwater bonds to recovery, which could be maturity as the Federal Reserve intends to extend the holding period to July 21, 2017 and we believe that expected prepayments, refinancing and other structural remedies would enable us to make any remaining CLO securities compliant with the stated ownership interest provisions of the final Volcker Rule and thus allow us to continue holding the bonds after the conformance period ends.
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
Due to the $1.1 billion goodwill impairment charge taken in third quarter 2014, we are required to obtain regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company until the first quarter of 2017. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity Risk — Parent Company Liquidity," for a discussion of the $1.1 billion goodwill impairment charge we recorded in 2014 and the impact of the charge on dividends by the Bank to the Company and by the Company to its shareholders.
Under rules adopted by the Federal Reserve in November 2011, known as the Comprehensive Capital Analysis and Review (“CCAR”) Rules, bank holding companies with $50 billion or more of total consolidated assets are required to submit annual capital plans to the Federal Reserve and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve has not objected. The CCAR rules do not apply to us for so long as our total consolidated assets remain below $50 billion. However, we anticipate that our capital ratios reflected in our annual DFAST submission discussed under "Stress Test Rules" above will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
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
The FDIC’s current DIF restoration plan is designed to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. In October 2015, the FDIC published for comment a proposed rule that would enable the FDIC to reach the 1.35% DIF reserve ratio by imposing a surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more. We are monitoring developments with respect to the proposed rule and its potential impact on the Bank's deposit insurance assessments.
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
Federal Home Loan Bank System
We are a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. As of December 31, 2015, we were in compliance with this requirement.
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
Consumer Protection
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
The Company will be subject to business uncertainties and contractual restrictions while the Merger with KeyCorp is pending, which could adversely affect its business.
Uncertainty about the effect of the Merger with KeyCorp on employees and customers may have an adverse effect on the Company, and, consequently, KeyCorp. These uncertainties may impair the Company's ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change their existing business relationships with the Company. Retention of certain employees at the Company may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions without the consent of KeyCorp until the Merger occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger. See the Proxy Statement/Prospectus for a description of the restrictive covenants to which the Company is subject.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: the approval of the Merger proposal by Company and KeyCorp shareholders, as well as approval of the amendments to KeyCorp's articles by KeyCorp's shareholders, the receipt of all required regulatory approvals, absence of orders prohibiting completion of the Merger, approval of the shares of KeyCorp common stock and the new KeyCorp preferred stock to be issued to Company common and preferred shareholders, as applicable, and the continued representations and warranties by both parties (subject to the materiality standards set forth in the Merger Agreement), and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed.

In addition, if the Merger is not completed by October 30, 2016, either KeyCorp or the Company may choose not to proceed with the Merger. Moreover, the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. KeyCorp and the Company may also elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated under certain circumstances, First Niagara may be required to pay a termination fee of $137.5 million to KeyCorp. See the Proxy Statement/Prospectus for a further description of these circumstances.
Termination of the Merger Agreement could negatively impact the Company.
If the Merger is not completed for any reason, including as a result of Company shareholders declining to approve the Merger Agreement, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including the following:

•
the Company may experience negative reactions from the financial markets, including negative impacts on its stock price (including to the extent that the current market price reflects a market assumption that the Merger will be completed) and credit ratings downgrades;

•	the Company may experience negative reactions from its customers, vendors and employees;

•	the Company will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, including the termination fee;

•
the Merger Agreement places certain restrictions on the conduct of the Company's businesses prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of KeyCorp (not to be unreasonably withheld, conditioned or delayed), may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger, including acquisitions (see the Proxy Statement/Prospectus for a description of the restrictive covenants applicable to the Company); and

•
matters relating to Merger (including integration planning) will require substantial commitments of time and resources by Company management, which would otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and the Company's board of directors seeks another merger or business combination, Company shareholders cannot be certain that the Company will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Keycorp has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $137.5 million to KeyCorp. See the Proxy Statement/Prospectus for additional information.
Because the market price of KeyCorp common stock may fluctuate, Company shareholders cannot be sure of the value of the merger consideration they will receive in the Merger.
Upon completion of the Merger, each share of Company common stock will be converted into the per share merger consideration consisting of shares of KeyCorp common stock and cash pursuant to the terms of the Merger Agreement. The stock portion of the merger consideration that Company shareholders will receive is a fixed number of shares of KeyCorp common stock; it is not a number of shares with a particular fixed market value. The market value of KeyCorp common stock and Company common stock at the effective time of the Merger may vary significantly from their respective values on the date the merger agreement was executed or at other dates, including the date on which Company shareholders vote on the adoption of the Merger Agreement. Because the exchange ratio relating to the stock portion of the merger consideration is fixed at 0.680 and will not be adjusted to reflect any changes in the market value of KeyCorp common shares or Company common stock, the market value of the KeyCorp common shares issued in connection with the Merger and the Company common stock converted in connection with the Merger may be higher or lower than the values of those shares on earlier dates, and may be higher or lower than the value used to determine the exchange ratio.

There will be a time lapse between each of the date of the Proxy Statement/Prospectus, the date on which Company shareholders vote to approve the Merger Agreement at the special meeting and the date on which Company shareholders entitled to receive shares of KeyCorp common stock actually receive such shares. The market value of KeyCorp common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in KeyCorp’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of the control of the Company and KeyCorp. Consequently, at the time Company shareholders must decide whether to approve the Merger Agreement, they will not know the actual market value of the shares of KeyCorp common stock they will receive when the Merger is completed. The actual value of the shares of KeyCorp common stock received by Company shareholders will depend on the market value of shares of KeyCorp common stock on that date. This market value may be less or more than the value used to determine the Exchange Ratio.
Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger
Eight shareholders of the Company have filed separate putative class action complaints challenging the merger. Six complaints are filed in New York State Supreme Court, Erie County. One complaint is filed in the Court of Chancery, Delaware, and one is filed in United States District Court, District of Delaware. The complaints are brought against the Company, each of its directors individually, and KeyCorp. The complaints allege generally that each of the directors breached his or her fiduciary duty to the Company's public shareholders in that: (a) the sales process was flawed; (b) the merger consideration is inadequate and undervalues the intrinsic value of the Company; (c) the merger agreement contains unfair preclusive deal protection devices; and (d) certain directors and officers of the Company will receive personal benefits from the merger not shared in by other public shareholders. Seven of the complaints further allege that KeyCorp and the Company aided and abetted the Company's directors’ fiduciary duty breaches. Some of the complaints also challenge KeyCorp’s anticipated contribution to the First Niagara Foundation or that the Company's Registration Statement filed on November 30, 2015 in connection with the proposed merger is materially misleading. The complaint filed in U.S. District Court, District of Delaware also alleges that the preliminary proxy filed in connection with the November 30, 2015 Registration Statement violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.
All of the lawsuits seek, among other things, to enjoin or rescind the Merger, and to obtain an award of costs and attorneys’ fees and damages for the alleged fiduciary breaches.
Plaintiffs in all six of the matters pending in Erie County, New York entered into and filed a joint stipulation seeking consolidation of the actions, and appointment of designated co-lead plaintiffs and co-lead counsel for the actions. The stipulation is pending before the court.
The defendants believe these lawsuits are entirely without merit, and intended to vigorously defend against the claims.
The Company and KeyCorp also could be subject to additional demands or litigation related to the Merger whether or not the Merger is completed.
Economic conditions may adversely affect our liquidity, profitability, and financial condition
From December 2007 through June 2009, the U.S. economy was in recession, and the recovery to date has been weaker than expected by many market participants at the end of the recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have improved, certain sectors remain weak and unemployment remains high. Most recently, oil prices have declined significantly, with the price of oil decreasing to below $30 per barrel, from a high of $110 per barrel in 2011. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged or deteriorating economic conditions could have one or more of the following adverse effects on our business:

•	Decrease in the demand for loans and other products and services that we offer driving even higher competition;

•	Decrease in net interest income derived from our lending and deposit gathering activities;

•	Decrease in the value of our investment securities;

•	Decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	Impairment of certain tangible and intangible assets, such as goodwill; and

•
Increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on loans held for sale.

Overall interest rates have been at historically low levels for an unprecedented long time. Low interest rates, compounded by a flattening yield curve, challenge banks' net interest margin which is the main driver of income for banks of our size and scope.
Concentration in real estate loans in our footprint may increase our exposure to credit risk
At December 31, 2015, our portfolio of commercial real estate loans totaled $8.7 billion, or 36% of total loans. While our concentration of commercial real estate loans in New York has steadily decreased over the past several years, from 68% at December 31, 2010 to 50% at December 31, 2015, a large portion of this portfolio remains concentrated in this geographical area.
At December 31, 2015, our portfolio of residential real estate loans (including home equity loans) totaled $6.4 billion, or 27% of total loans. While our concentration in these loans in New York has steadily decreased over the past several years, from 67% at December 31, 2010 to 45% at December 31, 2015, a large portion of this portfolio remains concentrated in this geographical area.
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
Commercial real estate and business loans increase our exposure to credit risks
At December 31, 2015, our portfolio of commercial real estate and business loans totaled $14.7 billion, or 61% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.
More recently, we have emphasized our construction lending business. At December 31, 2015, our construction loans totaled $1.3 billion, or 5% of total loans. There are risks inherent in construction lending, as the value of the project is uncertain prior to the completion of construction and subsequent lease-up. A sudden downturn in the economy could result in stalled projects or collateral shortfalls, thus exposing us to increased credit risk.
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

A portion of our loan portfolio is acquired and was not underwritten by us at origination
At December 31, 2015, 12% of our loan portfolio was acquired and was not underwritten by us at origination, and therefore is not necessarily reflective of our historical credit risk experience. We performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, we evaluate the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting our earnings. At December 31, 2015, remaining credit marks available to absorb losses on a pool-by-pool basis totaled $62 million, representing a 2% coverage ratio.
Almost one-third of our assets are invested in securities, with over 10% of our securities portfolio in collateralized loan obligations, 9% of our portfolio in commercial mortgage-backed securities, 5% of our portfolio in high yield corporate bond securities, and 3% of our portfolio in asset-backed securities
Our collateralized loan obligations, commercial mortgage-backed securities, and asset-backed securities are structured investments with complex formulas to determine the amount of cash flows that get paid to holders of each security type within the various structures. Changes in expected cash flows due to factors such as changing credit experience of the underlying collateral, changes in interest rates or changes in prepayment speeds could affect the amount of interest and principal cash flows we receive and the amount of interest income that we recognize. Additionally, given the structural complexities inherent in these types of securities, there could be cash flow provisions that we may not fully understand. Our high yield corporate bonds are not structured and therefore are susceptible to company specific liquidity and credit risks.
The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital
The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule in December, 2013. We are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder. We own $0.6 billion of legacy collateralized loan obligation ("CLO") securities that we believe are impacted by the Volcker Rule of which $237 million are currently not compliant with that rule that carry a weighted average yield of 3.1%. If we decide to sell or are required to sell these noncompliant securities, our future net interest income could be adversely impacted if our alternative use for these funds yields a lower rate. A 100 basis point reduction in yield upon reinvestment of the noncompliant securities into similar duration securities would result in reduced net interest income of $2 million, or less than one cent per diluted common share.
We are evaluating potentially significant price movements in these securities which could adversely impact our tangible capital. For instance, a hypothetical 10% reduction in current CLO market prices would result in a $24 million loss to our current noncompliant CLO securities valuation. Since these securities are currently held as available for sale, the resulting change in Other Comprehensive Income ("OCI"), after tax, would be approximately $16 million. Further, if we decide to sell these securities or if it is more likely than not that we will be required to sell such securities before recovery, we may recognize losses that could adversely impact our regulatory capital ratios. An after tax loss of $16 million would lower regulatory capital ratios by six basis points.
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
We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason
At December 31, 2015, we had $25.4 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time.  These deposit liabilities include our checking, savings, and money market deposit accounts.
Market conditions may impact the competitive landscape for deposits in the banking industry. The unprecedented low rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. Additionally, while we are not currently subject to the LCR or capital surcharges related to reliance on wholesale funding as our total assets are less than $50 billion, the impacts of these may also lead to increased competition for deposits as the larger banks seek to comply with the regulations. In addition to increased competition for deposits in the banking industry, the Merger may have an impact on our ability to retain customer deposits.
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
Changes in interest rates could adversely affect our results of operations and financial condition
Our results of operations and financial condition could be significantly affected by changes in the level of interest rates and the steepness of the yield curve. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. While we have modeled rising interest rate scenarios using historic data and such scenarios result in an increase in our net interest income, our interest-bearing liabilities may reprice or mature more quickly than modeled, thus resulting in a decrease in our net interest income. Further, a flatter yield curve than we modeled would also result in a decline net interest income.
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
A reduction in the Company's credit rating to below investment grade could adversely impact us or the holders of our securities
We are regularly evaluated by ratings agencies. Their ratings are based on their interpretation of a number of factors, including our financial strength and factors outside of our control such as conditions affecting the financial services industry and the broader economy. Following the announcement of the Merger, each of the rating agencies have published updated reports regarding their view of the impact of the Merger on the Company’s credit ratings. During the fourth quarter 2015, Standard and Poor (“S&P”) affirmed the Company’s long term issuer rating of BBB- (which is at the investment grade minimum), but moved their outlook from stable to positive. Similarly in the fourth quarter 2015, Moody’s placed the Company’s ratings on review for upgrade and Fitch placed the Company’s ratings on Rating Watch Positive. Although the rating agencies currently hold positive outlooks for our ratings, there can be no assurances that we will maintain our current ratings and future downgrades could have adverse consequences for us. In addition to a negative perception by our customers, a downgrade of our debt securities could result in adverse price movements of such securities and higher borrowing costs on any debt securities we issue in the future. A rating downgrade of our Company to two notches below investment grade by any rating agency triggers a breach of covenant on our Company's line of credit, resulting in a possibility of limiting our access to that credit line. While this line of credit could potentially be renegotiated to cure the breach, it could result in higher interest and non-usage rates as well as additional fees.
If our total consolidated assets were to reach $50 billion, we would become subject to stricter prudential standards required by the Dodd-Frank Act for large bank holding companies
In December 2011, the Federal Reserve, pursuant to the requirements of the Dodd-Frank Act, proposed rules applying enhanced prudential standards to, among others, bank holding companies having $50 billion or more in total consolidated assets. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity requirements, risk-management requirements, stress testing of capital, credit limits and early remediation regimes. The final rules also apply certain risk-management and stress testing requirements to bank holding companies like the Company with $10 billion or more but less than $50 billion in total consolidated assets. The Dodd-Frank Act permits, but does not require, the Federal Reserve to apply to these institutions heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.
Our total consolidated assets were $39.9 billion at December 31, 2015. If our assets reach the $50 billion threshold, whether driven by organic growth or future acquisitions, we will become subject to the stricter prudential standards required by the Dodd-Frank Act and will incur higher levels of expense to comply with these standards. Moreover, KeyCorp has $50 billion or more in total consolidated assets and, accordingly, if the Merger is completed, we will be part of a larger organization that is subject to these stricter prudential standards.
See “Supervision and Regulation” for more information about the regulations to which we are subject.
Strong competition may limit our growth and profitability and the pending Merger may intensify this competition
Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms (including hedge funds and other private equity investments) operating locally and elsewhere. More recently, peer to peer lending has emerged as an alternative borrowing source for our customers and many other non-banks offer lending and payment services in competition with banks. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than us and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market areas.

We also face the risk that our competitors also may seek to use the pending Merger with KeyCorp to target our customers.
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
We are subject to extensive government regulation and supervision
We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things, and the costs of compliance with their regulations are significant. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Not all the rules required or expected to be implemented under the Dodd-Frank Act have been adopted or even proposed, certain of the rules that have been adopted or proposed under the Dodd-Frank Act are subject to phase-in or transitional periods, and many of the rules that have been adopted are subject to interpretation or clarification. The implications of the Dodd-Frank Act for our businesses continue to depend to a large extent on the implementation of the legislation by the Federal Reserve and other agencies as well as how market practices and structures change in response to the requirements of the Dodd-Frank Act.
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
If there are additional financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Moreover, in October 2015 the FDIC published for comment a proposed rule that would enable the FDIC to reach the 1.35% DIF reserve ratio by imposing a surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more.  The proposed rule could result in a significant additional deposit insurance expense for the Bank and, on a consolidated basis, the Company. Such increases or required prepayments of FDIC insurance premiums may adversely impact our earnings. See “Supervision and Regulation–Deposit Insurance” for more information about FDIC insurance premiums.
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
The Bank paid dividends of $100 million and $80 million to the Company during 2015 and 2014, respectively. Additionally, the Bank returned capital of $90 million and $85 million to the Company during 2015 and 2014, respectively.
If the Bank is unable to make dividend payments to the Company, and sufficient cash is not otherwise available at the Company, we may not be able to make dividend payments to our common stockholders or principal and interest payments on our outstanding debt. See “Payment of Dividends” above under “Supervision and Regulation.”
In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Our goodwill could become impaired again in the future. If our goodwill were to become impaired again, it could further limit the ability of our bank to pay dividends to our holding company, adversely impacting the holding company’s liquidity and ability to pay dividends or repay debt
The most significant assumptions affecting our goodwill impairment evaluation are variables including the sales price of the Company to KeyCorp, the current market price of our common stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of the Company. We are required to test our goodwill for impairment on an annual basis, or between annual impairment tests if a triggering event occurs. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced. If an impairment loss is recorded, it will have little impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us without prior regulatory approval. At December 31, 2015, the book value of our goodwill was $1.3 billion.
In the third quarter of 2014, we recorded a $1.1 billion goodwill impairment charge. As discussed in the immediately preceding risk factor, the size of the charge impacted our regulatory capacity formula. Negative changes to the assumptions necessary for the determination of the significant estimates used in computing fair value of our Banking reporting unit would result in further impairment. When we performed our annual goodwill impairment assessment as of November 1, 2015, we concluded that our goodwill balance was not impaired.
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
We may not be able to successfully realize the benefits from our Strategic Investment Plan, which could adversely affect our business operations and profitability
In light of the announced Merger with KeyCorp, we have decided to temporarily pause several aspects of the Strategic Investment Plan previously announced in January 2014 and aimed at improved revenue generation and operational efficiencies by improving our feature functionalities and reducing the cost to serve as well as address growing industrywide regulatory imperatives.
Should the Merger with KeyCorp not be completed, resuming the Strategic Investment Plan may not produce the financial returns or benefits previously contemplated.  Timelines and cost estimates may vary materially given the need to re-engage vendors and talent to complete these projects, which may prove to be difficult.  Additionally, we may be required to record impairment of assets created by the Strategic Investment Plan if the Merger is not completed and we decide to permanently discontinue some or all aspects of the Strategic Investment Plan.
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
There are risks resulting from the complex models we utilize as part of our planning and decision making processes
Like most banks, we use models for a broad range of activities, including but not limited to: evaluating credit exposures; investment securities, including collateralized mortgage obligation prepayments and refinancing; measuring risk; preparing DFAST capital calculations; deposit behavior to changing rates; and determining capital and adequacy of allowance for loan losses. We have implemented a model risk governance framework and other control procedures commensurate with business activities, and the extent and complexity of the models used considering the materiality of model risk at an individual model level and in the aggregate. While models can improve business decisions, they can also increase our risk profile due to the potential for adverse consequences from decisions based on models that are either incorrect or misinterpreted. Such adverse consequences include poor decision making leading to lower revenues, higher expenses (including provisions for loan losses) and inaccurate financial reporting.
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
Our headquarters are located in our Buffalo regional market center at 726 Exchange Street, Suite 618, Buffalo, New York where we lease 161,000 square feet of space. At December 31, 2015, we conducted our business through 190 full-service branches located across New York, 118 full-service branches in Western and Eastern Pennsylvania, 75 branches in Connecticut, and nine branches in Western Massachusetts, including several financial services offices. One hundred forty-two (142) of our branches are owned and 250 are leased.
In addition to our branch network and Buffalo regional market center, we occupy office space in our seven other regional market centers located in Rochester, Albany, and Syracuse, New York and Pittsburgh and Philadelphia, Pennsylvania and New Haven, Connecticut where we provide financial services and perform certain back office operations. We also lease or own other facilities which are used as training centers and storage. Some of our facilities contain tenant leases that are subleases. These properties include 39 leased offices and 14 buildings which we own with a total occupancy of approximately 720,000 square feet, including our administrative center in Lockport, New York which has 76,000 square feet. At December 31, 2015, our premises and equipment had a net book value of $410 million. See Note 5 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

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
Since the announcement of the Merger, eight shareholders of the Company have filed separate putative class action complaints challenging the Merger. Six complaints are filed in New York State Supreme Court, Erie County. One complaint is filed in the Court of Chancery, Delaware, and one is filed in United States District Court, District of Delaware. The complaints are brought against the Company, each of its directors individually, and KeyCorp. The complaints allege generally that each of the directors breached his or her fiduciary duty to the Company's public shareholders in that: (a) the sales process was flawed; (b) the merger consideration is inadequate and undervalues the intrinsic value of the Company; (c) the merger agreement contains unfair preclusive deal protection devices; and (d) certain directors and officers of the Company will receive personal benefits from the merger not shared in by other public shareholders. Seven of the complaints further allege that KeyCorp and the Company aided and abetted the Company's directors’ fiduciary duty breaches. Some of the complaints also challenge KeyCorp’s anticipated contribution to the First Niagara Foundation or that the Company's Registration Statement filed on November 30, 2015 in connection with the proposed merger is materially misleading. The complaint filed in U.S. District Court, District of Delaware also alleges that the preliminary proxy filed in connection with the November 30, 2015 Registration Statement violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.
All of the lawsuits seek, among other things, to enjoin or rescind the Merger, and to obtain an award of costs and attorneys’ fees and damages for the alleged fiduciary breaches.
Plaintiffs in all six of the matters pending in Erie County, New York entered into and filed a joint stipulation seeking consolidation of the actions, and appointment of designated co-lead plaintiffs and co-lead counsel for the actions. The stipulation is pending before the court.
The defendants believe these lawsuits are entirely without merit, and intended to vigorously defend against the claims.
Based on information currently available to us, and on advice of counsel, management does not believe that judgments or settlements arising from all current pending or threatened legal proceedings will have a material adverse effect on our consolidated financial position. We note, however, that the outcomes of these legal proceedings are often unpredictable and the actual results of these proceedings, including their impact on the Company, cannot be determined with precision or at all. As a result, the outcome of a particular proceeding or a combination of proceedings, whether pending or threatened, may be material to our results of operations or cash flow for a particular period, depending upon our results for the period when the matter is resolved or its impact otherwise occurs.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2015, we had approximately 23,000 stockholders of record. During 2015, the high sales price of our common stock was $11.22 and the low sales price of our common stock was $7.42. We paid dividends of $0.32 per common share during 2015. See additional information regarding the market price and dividends paid in Item 6, “Selected Financial Data.”
We did not repurchase any shares of our common stock during 2015 and 2014 under stock repurchase plans approved by our Board of Directors. Under the current stock repurchase plan, approved by our Board of Directors on July 27, 2010, we are authorized to repurchase up to an additional 12 million shares of our common stock. This plan does not have an expiration date.

Stock Performance Graph
Below is a stock performance graph comparing (i) the cumulative total return on our common stock for the period beginning December 31, 2010 as reported by the NASDAQ Global Select Market, through December 31, 2015, (ii) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (iii) the cumulative total return of publicly traded regional banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

FIRST NIAGARA FINANCIAL GROUP, INC.

	Period Ended
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
First Niagara Financial Group, Inc.	$100.00	$65.20	$62.20	$86.13	$71.07	$94.65
NASDAQ Composite Index	$100.00	$99.21	$116.82	$163.75	$188.03	$201.40
KBW Regional Bank Index	$100.00	$94.86	$107.58	$157.96	$161.80	$171.51

ITEM 6.	Selected Financial Data

At or for the year ended December 31,	2015	2014(1)	2013	2012(2)	2011(3)
	(In millions, except per share amounts)
Selected financial condition data:
Total assets	$39,918	$38,551	$37,628	$36,806	$32,811
Loans and leases, net	23,796	22,803	21,230	19,547	16,352
Investment securities:
Available for sale	5,471	5,915	7,423	10,994	9,348
Held to maturity	6,388	5,942	4,042	1,300	2,670
Goodwill and other intangibles	1,396	1,417	2,543	2,618	1,803
Deposits	28,701	27,781	26,665	27,677	19,405
Borrowings	6,657	6,206	5,556	3,716	8,127
Stockholders’ equity	$4,126	$4,093	$4,993	$4,927	$4,798
Common shares outstanding	355	353	354	353	352
Selected operations data:
Interest income	$1,198	$1,207	$1,210	$1,176	$1,065
Interest expense	142	122	117	153	184
Net interest income	1,056	1,086	1,093	1,023	881
Provision for credit losses	76	96	105	92	58
Net interest income after provision for credit losses	980	990	988	931	823
Noninterest income(4)	342	310	366	360	245
Restructuring charges	21	22	—	6	43
Goodwill impairment	—	1,100	—	—	—
Deposit account remediation	—	22	—	—	—
Merger and acquisition integration expenses	14	—	—	178	98
Other noninterest expense	984	980	931	867	666
Income (loss) before income tax	302	(824)	423	239	262
Income tax expense (benefit)	79	(109)	128	71	88
Net income (loss)	224	(715)	295	168	174
Preferred stock dividend	30	30	30	28	—
Net income (loss) available to common stockholders	$193	$(745)	$265	$141	$174
Common stock and related per share data:
Earnings (loss) per common share:
Basic	$0.55	$(2.13)	$0.75	$0.40	$0.64
Diluted	0.54	(2.13)	0.75	0.40	0.64
Cash dividends	0.32	0.32	0.32	0.32	0.64
Book value (5)	10.78	10.71	13.31	13.15	12.79
Tangible book value per common share(5)(6)	6.81	6.67	6.04	5.65	7.62
Market Price (NASDAQ: FNFG):
High	11.22	10.65	11.34	10.35	15.10
Low	7.42	7.00	7.68	7.08	8.22
Close	$10.85	$8.43	$10.62	$7.93	$8.63

(1)	Includes the impact of the $1.1 billion goodwill impairment charge and $22 million deposit account remediation.

(2)	Includes the impact of the HSBC Branch Acquisition on May 18, 2012.

(3)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(4)	Includes $21 million gain on sale of mortgage-backed securities from the securities portfolio repositioning in 2012.

(5)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(6)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

At or for the year ended December 31,	2015	2014(1)	2013	2012(2)	2011(3)
	(Dollars in millions)
Selected financial ratios and other data:
Performance ratios(4):
Return on average assets	0.57%	(1.87)%	0.80%	0.48%	0.62%
Common equity:
Return on average common equity	5.08	(16.57)	5.73	3.09	4.71
Return on average tangible common equity(5)	8.06	(33.16)	12.86	6.30	8.40
Total equity:
Return on average equity	5.40	(14.79)	5.95	3.45	4.68
Return on average tangible equity(5)	8.17	(27.66)	12.31	6.55	8.33
Earnings (loss) to fixed charges:
Including interest on deposits	2.97	(5.21)	2.84	2.48	2.34
Excluding interest on deposits	4.46	(9.39)	3.63	3.51	3.34
Net interest rate spread	2.92	3.14	3.31	3.24	3.46
Net interest rate margin	3.01	3.23	3.39	3.34	3.58
Efficiency ratio(6)	72.9	152.2	63.8	76.0	71.6
Operating expenses as a percent of average loans and deposits(7)	1.97	4.28	1.96	2.47	2.52
Effective tax rate (benefit)	26.0	(13.3)	30.2	29.6	33.7
Dividend payout ratio	58.18	N/M	42.67	80.00	100.00
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	12.01	11.75	11.53	11.23	17.84
Tier 1 risk-based capital	10.08	9.81	9.56	9.29	15.60
Common equity tier 1 capital(8)	8.55	N/A	N/A	N/A	N/A
Tier 1 risk-based common capital(5)(8)	N/A	8.20	7.86	7.45	13.23
Leverage ratio	7.62	7.50	7.26	6.75	9.97
Ratio of stockholders’ equity to total assets	10.34	10.62	13.27	13.39	14.62
Ratio of tangible common stockholders’ equity to tangible assets	6.21	6.30	6.02	5.77	8.57
Risk-weighted assets	$28,881	$28,186	$26,412	$24,379	$18,971
First Niagara Bank:
Total risk-based capital	11.55%	11.37%	10.99%	10.66%	16.47%
Tier 1 risk-based capital	10.65	10.48	10.15	9.94	14.66
Common equity tier 1 capital(8)	10.65	N/A	N/A	N/A	N/A
Leverage ratio	8.05	8.01	7.70	7.23	9.38
Risk-weighted assets	$28,813	$28,146	$26,365	$24,379	$18,997
Other data:
Number of full service branches	392	411	421	430	333
Full time equivalent employees	5,428	5,572	5,807	5,927	4,827

(1)	Includes the impact of the $1.1 billion goodwill impairment charge and $22 million deposit account remediation.

(2)	Includes the impact of the HSBC Branch Acquisition on May 18, 2012.

(3)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(4)	Computed using daily averages.

(5)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(6)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(7)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

(8)
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

GAAP to Non-GAAP Reconciliation

At or for the year ended December 31,	2015	2014	2013	2012	2011
	(in millions)
Reconciliation of noninterest income on operating basis to reported noninterest income:
Total noninterest income on operating basis (Non-GAAP)	$342	$310	$366	$338	$245
Gain on securities portfolio repositioning	—	—	—	21	—
Total reported noninterest income (GAAP)	$342	$310	$366	$360	$245

Computation of ending tangible assets:
Total assets	$39,918	$38,551	$37,628	$36,806	$32,811
Less: goodwill and other intangibles	(1,396)	(1,417)	(2,543)	(2,618)	(1,803)
Tangible assets	$38,522	$37,134	$35,085	$34,188	$31,008

Computation of ending tangible common equity:
Total stockholders' equity	$4,126	$4,093	$4,993	$4,927	$4,798
Less: goodwill and other intangibles	(1,396)	(1,417)	(2,543)	(2,618)	(1,803)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,392	$2,338	$2,113	$1,971	$2,657

Computation of average tangible equity:
Total stockholders' equity	$4,144	$4,834	$4,966	$4,887	$3,713
Less: goodwill and other intangibles	(1,405)	(2,249)	(2,567)	(2,315)	(1,625)
Tangible equity	$2,739	$2,585	$2,399	$2,572	$2,088

Computation of average tangible common equity:
Total stockholders' equity	$4,144	$4,834	$4,966	$4,887	$3,713
Less: goodwill and other intangibles	(1,405)	(2,249)	(2,567)	(2,315)	(1,625)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(17)
Tangible common equity	$2,401	$2,247	$2,061	$2,234	$2,072

Computation of Tier 1 common capital:
Tier 1 capital	N/A	$2,764	$2,526	$2,265	$2,962
Less: qualifying restricted core capital elements	N/A	(114)	(113)	(112)	(112)
Less: perpetual non-cumulative preferred stock	N/A	(338)	(338)	(338)	(338)
Tier 1 common capital (Non-GAAP)	N/A	$2,312	$2,075	$1,815	$2,512

	2015				2014
Selected Quarterly Data	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	(In millions, except per share amounts)
Interest income	$304	$299	$298	$297	$302	$304	$302	$300
Interest expense	37	36	35	34	32	31	30	29
Net interest income	267	263	263	263	270	273	272	271
Provision for credit losses	23	20	21	13	36	17	20	24
Net interest income after provision for credit losses	244	244	242	250	234	257	252	247
Noninterest income	89	83	87	82	77	75	81	77
Restructuring charges	3	—	—	18	9	2	—	10
Goodwill impairment	—	—	—	—	—	1,100	—	—
Deposit account remediation	—	—	—	—	(23)	45	—	—
Merger and acquisition integration expenses	14	—	—	—	—	—
Other noninterest expense	247	245	248	244	248	249	244	238
Income (loss) before income tax	68	82	81	71	77	(1,065)	89	75
Income tax expense (benefit)	17	21	20	20	8	(145)	13	15
Net income (loss)	51	60	61	51	69	(920)	76	60
Preferred stock dividend	8	8	8	8	8	8	8	8
Net income (loss) available to common stockholders	$43	$53	$53	$44	$62	$(928)	$68	$53

Earnings (loss) per common share:
Basic	$0.12	$0.15	$0.15	$0.12	$0.17	$(2.65)	$0.19	$0.15
Diluted	0.12	0.15	0.15	0.12	0.17	(2.65)	0.19	0.15
Cash dividends	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08
Book value(1)	10.78	10.82	10.77	10.80	10.71	10.72	13.54	13.4
Tangible book value per share(1)(2)	6.81	6.84	6.77	6.78	6.67	6.66	6.32	6.15
Market Price (NASDAQ: FNFG):
High	11.22	10.57	9.86	9.20	8.61	9.05	9.61	10.65
Low	10.07	8.54	8.45	7.42	7.00	8.32	8.27	8.19
Close	10.85	10.21	9.44	8.84	8.43	8.33	8.74	9.45

(1)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business filed here within Part I, Item I, “Business.”
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Federal Reserve, serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A., a national bank subject to supervision and regulation by the OCC. We are a multi-faceted regional bank, with a community banking model, in New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts with $39.9 billion of assets, $28.7 billion of deposits, and 392 branch locations as of December 31, 2015.
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
On October 30, 2015, the Company and KeyCorp entered into a Merger Agreement which provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into KeyCorp, with KeyCorp as the surviving corporation in the Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of the Company and KeyCorp.
Subject to the terms and conditions of the Merger Agreement, at the Effective Time of the Merger, Company shareholders will have the right to receive (i) 0.680 shares of KeyCorp common stock, par value $1.00 per share, and (ii) $2.30 in cash, for each share of Company common stock, par value $0.01 per share. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Company preferred stock, Series B, par value $0.01 per share, will be converted into the right to receive a share of a newly created series of preferred stock of KeyCorp having such rights, preferences, privileges and voting powers not materially less favorable to such holders than such Company preferred stock.
In January 2014, we announced a Strategic Investment Plan that represented a pivot in our strategic imperatives by choosing to collectively accelerate certain investments in our business focused on enhancing the customer experience. As a result of the Merger announcement, we have decided to temporarily pause several aspects of the Strategic Investment Plan.
In 2015, approximately $62 million of the $73 million in cash expenditures related to our Strategic Investment Plan were capitalized, and will be amortized over the useful lives of the assets. Of the $11 million that has been expensed, $1 million was classified as “Salaries and Benefits” expense, $1 million was classified as "Technology and communications" expense, and $9 million was classified as “Professional services” expense. In addition, we have recorded $26 million of amortization expense in 2015 in connection with the Strategic Investment Plan.

In 2014, our cash expenditures related to implementing our Strategic Investment Plan approximated $58 million. In 2014, approximately $41 million of the $58 million in costs related to our Strategic Investment Plan were capitalized, and will be amortized over the useful lives of the assets. Of the $17 million that was expensed, $2 million was classified as “Salaries and Benefits” expense, $1 million was classified as “Technology and communications” expense and $14 million was classified as “Professional services” expense. In addition, we recorded $9 million of amortization expense in 2014 in connection with the Strategic Investment Plan.
FINANCIAL OVERVIEW
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis. Our results for 2015 reflect $21 million in pre-tax restructuring charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the first quarter, as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct that was discovered in February 2015, and $14 million in merger and acquisition integration expenses related to the Merger with KeyCorp. Our results for 2014 reflect the impact of a $1.1 billion pre-tax goodwill impairment charge, $22 million in pre-tax restructuring severance expenses incurred in connection with a branch staffing realignment and our organization simplification, and a $22 million pre-tax reserve to fund potential costs of a self-identified process issue related to certain customer deposit accounts. Our results for 2015 and 2014 also included $6 million and $33 million, respectively, in amortization of certain tax credits that reduced noninterest income with a corresponding benefit to income tax expense. Our results for 2013 reflect a $6 million pre-tax charge, or $0.01 per share, related to two executive departures.
Our operating results exclude certain nonoperating expense items as detailed below. We believe these non-GAAP measures provide a meaningful comparison of our underlying operational performance, helping to facilitate management and investor assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of some nonoperating items from our performance allows a more effective evaluation by which to compare our results and assess our performance in relation to our ongoing operations.

	Year ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Operating results (Non-GAAP):
Net interest income	$1,056	$1,086	$1,093
Provision for credit losses	76	96	105
Noninterest income	342	310	366
Noninterest expense	984	980	931
Income tax expense	91	41	128
Net operating income (Non-GAAP)	$247	$279	$295
Operating earnings per diluted share (Non-GAAP)	$0.61	$0.70	$0.75
Reconciliation of net operating income to net income	$247	$279	$295
Nonoperating expenses, net of tax at effective tax rate:
Restructuring charges ($21 million and $22 million pre-tax in 2015 and 2014, respectively)	(13)	(16)	—
Goodwill impairment ($1.1 billion pre-tax)	—	(963)	—
Deposit account remediation ($22 million pre-tax)	—	(14)	—
Merger and acquisition integration expenses ($14 million pre-tax)	(10)	—	—
Total nonoperating expenses, net of tax	(23)	(994)	—
Net income (loss) (GAAP)	$224	$(715)	$295
Earnings (loss) per diluted share (GAAP)	$0.54	$(2.13)	$0.75

Our 2015 performance as compared to 2014 reflects lower net interest income driven by the continued impact of reinvestments and repricing of assets in the current low interest rate and competitive pricing environment as well as $0.10 per diluted share of reduced benefits from the taxable reorganization of a subsidiary and tax credit investments, partially offset by strong balance sheet growth and lower provision for loan losses. We closed 2015 with strong core business fundamentals and as we begin 2016, we remain focused on keeping our customers at the center of all we do and maintaining a strong competitive position.
2015 compared to 2014
Our GAAP net income for 2015 was $224 million, or $0.54 per diluted share, compared to a net loss of $715 million, or $2.13 per diluted share, for 2014. Excluding $21 million in pre-tax restructuring charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the first quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct that was discovered in February 2015 and $14 million in merger and acquisition integration expenses related to our Merger with KeyCorp, our 2015 non-GAAP operating net income was $247 million, or $0.61 per diluted share. Excluding a $1.1 billion pre-tax goodwill impairment charge, $22 million in pre-tax restructuring severance expenses incurred in connection with a branch staffing realignment and our organization simplification, and a $22 million pre-tax reserve to fund potential costs of a self-identified process issue related to certain customer deposit accounts, our 2014 non-GAAP operating net income was $279 million, or $0.70 per diluted share.
Our net interest income for 2015 decreased $30 million from 2014 to $1.1 billion and was driven by a 22 basis points decrease in our taxable equivalent net interest margin to 3.01% partially offset by a 4% increase in average interest-earning assets. The 22 basis points decrease in net interest margin in 2015 reflected continued compression of earning asset yields in the current low interest rate and competitive pricing environment, lower discount accretion income on prepayment of collateralized loan obligations and lower benefits from purchase accounting accretion on acquired loans. Yields on loans decreased 17 basis points to 3.69%, reflecting continued pressure on loan yields due to low interest rates and competitive pressures, as well as lower benefits from purchase accounting accretion. Yields on investment securities decreased 20 basis points to 2.89% due primarily to lower premium amortization on our residential mortgage-backed securities portfolio and lower prepayments on CLOs that were purchased at a discount. The average cost of interest-bearing deposits increased to 0.29% in 2015 from 0.24% in 2014.
Compared to 2014, average loan balances increased 5% in 2015 driven primarily by increases in our commercial real estate and business, home equity, and indirect auto portfolios. Total average commercial loans increased 5% and average commercial real estate and business loans each increased 5% as well. Period end total loan balances increased 4% and were driven by a 5% increase in commercial loan balances and a 10% increase in indirect auto loan balances partially offset by a 12% decrease in other consumer loan balances.
Average consumer loans increased 6% driven by a 6% and 21% increase in our home equity and indirect auto portfolios, respectively, partially offset by a 10% decrease in other consumer loans. Average indirect auto loan balances increased $402 million, or 21%, to $2.4 billion as strong new origination activity was partially offset by increased paydowns. New originations in 2015 totaled $1.1 billion and had a weighted average yield of 3.34%, net of dealer reserve. Average home equity balances increased 6% to $3.0 billion from 2014 reflecting continued strength in originations, higher customer draws and the benefits of promotional and cross-sell campaigns.
Average deposits increased $942 million, or 3%, from December 31, 2014 to $28.4 billion, driven by growth in commercial deposits. Average noninterest-bearing checking balances increased $425 million, or 8%, driven by a 10% increase in commercial balances while average money market balances increased $434 million, or 4%, reflecting the benefits of promotional marketing campaigns and strength in commercial deposits. Average savings balances decreased $142 million, or 4%, due to lower consumer balances and average time deposits decreased $78 million, or 2%, due to declines across retail and municipal, partially offset by an increase in brokered certificates of deposit. Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 7% over the prior year and represent 38% of our average deposit balances, up from 37% a year ago.

Our provision for credit losses totaled $76 million and $96 million for 2015 and 2014, respectively. The provision for loan losses on originated loans was $74 million and $85 million for 2015 and 2014, respectively. Nonperforming originated loans as a percentage of originated loans decreased to 0.89% at December 31, 2015 from 0.90% at December 31, 2014. Net charge-offs equaled 0.32% of average originated loans in 2015 and 0.34% in 2014. Our provision for credit losses on originated loans in the fourth quarter of 2014 included $5 million to cover exposure to borrowers servicing the energy sector following the fall in oil prices, $11 million to cover a $10 million charge-off plus an additional reserve of $1 million, both related to a single borrower in the oil and gas industry, and $5 million related to impairment of a commercial loan that was sold in March 2015. The provision for credit losses for 2014 also included $3 million of provision for unfunded loan commitments. The provision for credit losses for unfunded loan commitments was not material in 2015.
The provision for losses on acquired loans totaled $3 million and $8 million for 2015 and 2014, respectively. Net charge-offs for acquired loans equaled 0.11% of average acquired loans for 2015, compared to 0.14% for 2014.
For 2015, noninterest income increased $32 million, or 10%, from 2014. Increases in merchant and card fees, mortgage banking, and other income were partially offset by decreases in deposit service charges, wealth management services, lending and leasing, and bank owned life insurance. Other income for 2015 and 2014 included a reduction of $6 million and $33 million, respectively, for amortization for certain tax credit investments, which was more than offset by lower tax expense.
Noninterest expenses decreased $1.1 billion during the same period. Excluding $21 million in pre-tax restructuring and severance charges and $14 million in merger and acquisition integration expenses in 2015 and the $1.1 billion pre-tax goodwill impairment charge, $22 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $22 million in pre-tax restructuring and severance expenses in 2014, noninterest expenses increased $4 million, or less than 1%. Increases in technology and communications, marketing and advertising, professional services, and federal deposit insurance premiums were partially offset by decreases in salaries and benefits, occupancy and equipment, amortization of intangibles, and other expense.
The provision for income taxes for 2015 was $79 million, resulting in an effective tax rate of 26.0%. The provision for income taxes for 2014 was a benefit of $109 million, resulting in an effective tax rate benefit of 13.3%. The effective tax rate for 2015 reflects the benefit of investments in certain tax credits originated by our commercial real estate business and the partial utilization of a capital loss carryover. The effective tax rate benefit for 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits from a taxable reorganization of a subsidiary, investments in certain tax credits, and other small savings. The benefit from the taxable reorganization of a subsidiary and the net impact of the tax credit investments totaled $0.10 per share in 2014.
2014 compared to 2013
Our GAAP net loss for 2014 was $715 million, or $2.13 per diluted share, and included a pre-tax $1.1 billion goodwill impairment charge, a $22 million pre-tax reserve to address a process issue, and $22 million in pre-tax restructuring and severance expenses. Excluding these charges, our non-GAAP operating net income was $279 million, or $0.70 per diluted share, for 2014. GAAP net income for 2013 was $295 million, or $0.75 per diluted share, and included a $6 million, or $0.01 per diluted share, charge related to two executive departures.
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

Average transactional deposit balances increased 9% over the prior year and represent 37% of our average deposit balances, up from 34% the previous year. Average noninterest-bearing checking deposits increased $461 million, or 10%, and average interest-bearing checking balances increased $333 million, or 7%, for 2014 from 2013. Average money market deposits decreased by 2% from 2013 to 2014. The average cost of interest-bearing deposits of 0.24% for 2014 was unchanged from 2013.
Our provision for credit losses totaled $96 million and $105 million for 2014 and 2013, respectively. The provision for loan losses on originated loans was $85 million and $96 million for 2014 and 2013, respectively. Nonperforming originated loans as a percentage of originated loans decreased to 0.90% at December 31, 2014 from 0.93% at December 31, 2013. Net charge-offs equaled 0.34% of average originated loans for 2014 and 2013. Our provision for credit losses on originated loans in the fourth quarter of 2014 covered originated net charge-offs of $21 million, and included $5 million to cover exposure to borrowers servicing the energy sector and $5 million related to impairment of a commercial loan that was sold in March 2015. The provision for credit losses also included $3 million and $2 million of provision for unfunded loan commitments in 2014 and 2013, respectively.
The provision for losses on acquired loans totaled $8 million and $7 million for 2014 and 2013, respectively. Net charge-offs for acquired loans equaled 0.14% of average acquired loans for 2014, compared to 0.09% for 2013.
For 2014, noninterest income decreased $55 million, or 15%, from 2013. Decreases in revenues from deposit service charges, capital markets income, and other income were partially offset by increases in revenues from merchant and card fees and wealth management services. Included in the decline for deposit service charges was $5 million associated with the process issue. Other income for 2014 included $33 million in amortization for tax credit investments, which was more than offset by lower tax expense. Noninterest expenses increased $1.2 billion during the same period. Excluding the $1.1 billion goodwill impairment charge, $22 million reserve to address a process issue, and $22 million in pre-tax restructuring and severance expenses, noninterest expenses increased $49 million, or 5%. We incurred higher expenses in all line items except amortization of intangibles during 2014 as compared to the same period in 2013.
The provision for income taxes for 2014 was a benefit of $109 million, resulting in an effective tax rate benefit of 13.3%. The effective tax rate was 30.2% for the same period in 2013, resulting in income tax expense of $128 million. The effective tax rate for 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits from a taxable reorganization of a subsidiary, investments in certain tax credits originated by our commercial real estate business, and other small savings. The benefit from the taxable reorganization of a subsidiary and the net impact of the tax credit investments totaled $0.10 per share in 2014.
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
Investment Securities
As of December 31, 2015, our available for sale and held to maturity investment securities totaled $11.9 billion, or 30% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a monthly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2015 or 2014. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price, or based on internally developed models that consider estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
Our investment securities portfolio includes residential mortgage backed securities ("RMBS") and CMOs. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we estimate future principal prepayments of the underlying residential mortgage loans to determine a constant effective yield used to apply the interest method, with retroactive adjustments as warranted.
In order to compute the constant effective yield for the RMBS and CMO securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At December 31, 2015, the par value of our portfolio of residential mortgage-backed securities totaled $7.6 billion, which included $7.3 billion of collateralized mortgage obligations. In the determination of our constant effective yield, we estimate that we will receive $1.6 billion of principal cash flows on our collateralized mortgage obligations over the next 12 months.
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
Consumer loan portfolio
We estimate the allowance for loan losses for our consumer loan portfolio by estimating the amount of loans that will eventually default based on their current delinquency severity. We then apply a loss rate to the amount of loans that we predict will default based on our historical net loss experience. This amount may be then adjusted, if necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. We obtain and review refreshed FICO scores on a quarterly basis, and trends are evaluated for consideration as a qualitative adjustment to the allowance. Other qualitative considerations include, but are not limited to, the evaluation of trends in property values, building permits and unemployment.
Impaired loans
We consider a commercial loan impaired, when, based on current information, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. Our threshold for evaluating commercial loan relationships individually for impairment is $1 million. Additionally, all loans (commercial and consumer) modified in a troubled debt restructuring (“TDR”), regardless of size, are considered impaired. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent. We then factor any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. We typically would obtain an appraisal to use as the basis for the fair value of the underlying collateral.
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

To the extent that we cannot reasonably estimate cash flows, interest income recognition is discontinued.  The unit of account for loans in pools accounted for under ASC 310-30 by analogy is the pool of loans.  Accordingly, as long as we can reasonably estimate cash flows for the pool as a whole, accretable yield on the pool is recognized and all individual loans within the pool - even those more than 90 days past due - would be considered to be accruing interest, and reported as such, in our financial statement disclosures, regardless of whether or not we expected to collect any principal or interest cash flows on an individual loan 90 days or more past due.
Goodwill
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We do not amortize goodwill and we review it for impairment at our reporting unit level on an annual basis, and when events or changes in circumstances indicate that the carrying amounts may be impaired. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment’s management. We have two reporting units: Banking and Financial Services. At December 31, 2015 and 2014, our goodwill totaled $1.3 billion. Of this, approximately 95% was allocated to our Banking reporting unit at December 31, 2015 and 2014.
We perform our annual impairment review of goodwill on November 1st of each year utilizing valuation methods we believe appropriate, given the availability and applicability of market-based data and inputs for those methods. After giving appropriate consideration to all available information at that point in time, we determined that the fair value of each reporting unit exceeded its carrying value (Step 1) and, therefore, there was no impairment of goodwill in 2015. As both of our reporting units’ fair value exceeded their carrying amount, we were not required to perform Step 2 of the goodwill impairment review.
Under Step 1 of the goodwill impairment review, we compare each reporting unit’s fair value to carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. Determining the fair value of a reporting unit as part of Step 1 analysis involves significant judgment. Inputs and assumptions, such as the market price of our common stock, future cash flows and earnings, discount rates, the assessment of relevant market transactions for comparability and the resulting control premium assumption, and multiples of relevant financial statement metrics, such as tangible book value and estimated earnings are all estimates involving significant judgment.
If the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill that is recognized in a business combination. Significant judgment and estimates also are involved in estimating the fair value of the assets and liabilities of the reporting units, and therefore the implied fair value of goodwill, as part of this Step 2 analysis. The most significant estimates involved related to our Banking unit would be the fair valuation of our loans and core deposit intangible asset. We would determine fair value of our loan portfolio by reference to market observable transactions for loan portfolios with similar characteristics, while we would estimate the value of the core deposit intangible asset using a discounted cash flow approach and market comparable transactions. Both of these estimates are highly subjective and involve many estimates.
In previous years, we used both a market approach and an income approach to determine the fair value of our Banking reporting unit under Step 1. However, given the announcement on October 30, 2015 that Key Bank will be acquiring the Company, the valuation of the Banking Reporting Unit as of November 1, 2015 was based on the agreed upon value that KeyCorp will pay to acquire the common stock of the Company, adjusted to reflect the portion of the sales price that is attributable to the Financial Services reporting unit. At November 1, 2015 that price was $11.40 per share.
The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability at the measurement date. Since a sales price has been agreed upon between the Company and KeyCorp, that price represents the best estimate of overall entity fair value at the November 1, 2015 measurement date.
For our Financial Services reporting unit, we used both an income approach and a market approach to determine the fair value under Step 1. Our income approach was based upon assumptions of income statement activity. An internal forecast was developed through consideration of current year financial performance and near term expectations regarding key business drivers. Long-term growth rates of 3% were then applied in determining the terminal value. A discount rate of 15% was used based upon consideration of the risk free rate, leverage factors, equity risk premium, and Company specific risk factors. In our market approach for our financial services reporting unit, we utilized a 30% control premium assumption based on our review of transactions observable in the market place that we determined were comparable to earnings for our financial services reporting unit. The market and income approaches were weighted equally to arrive at the estimate of fair value to compare against the carrying value.
NET INTEREST INCOME
2015 compared to 2014
Our net interest income decreased $30 million, or 3%, to $1.1 billion for 2015 from 2014, reflecting a decrease in our net interest rate margin of 22 basis points and an increase in net-interest earning assets of $490 million. The decrease in our net interest rate margin reflects compression of earning asset yields in the current low interest rate and competitive pricing environment, lower discount accretion income on prepayments of collateralized loan obligations, and lower benefits from purchase accounting accretion on acquired loans.
The premium amortization on our residential mortgage-backed securities portfolio increased from $21 million for 2014 to $27 million for 2015. In 2015, we had a total benefit of $4 million from prepayments of some collateralized loan obligations that were carried at a discount, down from $10 million for 2014. The yield on average interest-earning assets decreased 17 basis points from the prior year due to the impact of the roll off of higher earning assets and paydowns of lower earning assets.
Average interest-earning assets increased $1.5 billion, or 4%, during 2015, while average interest-bearing liabilities increased by $1.0 billion over the same period. Growth in average interest-earning assets reflected continued loan growth, particularly in commercial real estate and business, home equity, and indirect auto loans. Average investment securities increased 3% during 2015, driven by a $1.2 billion, or 19%, increase in residential mortgage-backed securities partially offset by a $333 million, or 21%, decrease in commercial mortgage-backed securities and a $439 million, or 11%, decrease in other investment securities. The increase in residential mortgage-backed securities demonstrates the mix shift in the securities portfolio from higher yielding credit to lower yielding non-

credit securities. Although the CLO balance was relatively flat, $600 million of new securities replaced an equal amount of roll off of older, higher yielding CLOs.
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
Throughout 2015, the FOMC acknowledged that inflation was expected to remain low in the near term but stated they expected inflation to gradually rise toward their 2% target level over the medium term. The FOMC also expressed that it anticipated that it would be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market.
On June 17, 2015, the FOMC released its Meeting Statement and Economic Projections. Most notably, the FOMC members’ median projection for the federal funds rate at the end of 2016 was 1.625% and the FOMC members’ median projection for the federal funds rate at the end of 2017 was 2.875%. The median projection for 2015 remained unchanged at 0.625% suggesting potentially two rate hikes in the year. Minutes from the June Meeting suggested Federal Reserve officials believed they needed more time and more evidence that economic growth was sufficiently strong to justify a change in policy accommodation. Furthermore, Federal Reserve officials grew increasingly concerned about the potential "contagion" from international developments, specifically citing a sluggish Chinese economy and the potential departure of Greece from the Eurozone.
In the third quarter of 2015, global growth concerns and the impact on the U.S. economy led the Federal Reserve to continue to delay increasing the federal funds rate. In the September 17, 2015 release, the Federal Reserve stated, ”Recent global economic and financial developments may restrain economic activity somewhat and are likely to put further downward pressure on inflation in the near term.” As a result, the market has pushed out expectations for the Federal Reserve's initial rate increase to 2016 and interest rates decreased across most Treasury rate term points. However, the Federal Reserve Economic Projections indicated that 13 of 17 FOMC members still believed the appropriate timing to raise rates is in 2015. The Federal Reserve also updated the FOMC members’ median projection for the federal funds rate which decreased 0.25% from the June projections for 2015 through the long term.
Despite the FOMC projections, the continued low levels of inflation and the decline in oil prices had caused the market to believe the Federal Reserve will not raise the federal funds rate as soon or as high as the Federal Reserve projections.
In October 2015, the Federal Reserve again did not raise the federal funds rate but did re-emphasize their expectations that they may still do so in December. As a result, interest rates began to rise. Finally, on December 16, 2015, the Federal Reserve announced the first federal funds rate hike in over nine years increasing the federal funds target rate 0.25% to a range of 0.25% to 0.50%. As a result of the October statement and the actual increase in December, the market reacted by taking the 2 year Treasury rate 0.42% higher during the fourth quarter to 1.06% though longer term rates did not increase as much as the 10 year Treasury rate only increased 0.21% to 2.27%. The result was a higher though flatter interest rate yield curve in December compared to September as the difference between the term points decreased from 1.41% to 1.21%.
Longer term interest rates had been volatile throughout 2015 and thus far in 2016. The 10 year Treasury rate has been as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013 but had risen to as high as 2.49% on June 26, 2015. Renewed U.S. economic concerns have again sent rates lower. On February 8, 2016, the 10 year Treasury rate was 1.76% while the 2 year Treasury was 0.67%, a spread of 1.09% between the term points.

We do not expect to see significant improvement in net interest income until short-term interest rates increase further, and the impact on net interest income will be influenced by the nature, timing, market reaction and customer behavior, all of which are very unpredictable. There remain divergent views on the timing and pace of future increases to the federal funds rate with analyst estimates tracked by Bloomberg ranging from zero to seven implied additional rate increases of 0.25% by the end of 2016. The pace and magnitude of rising rates, and ultimately the shape of the yield curve (i.e. the difference between long and short term rates), will impact future profitability.
Our 2015 taxable equivalent net interest income of $1.1 billion decreased $29 million from 2014. Overall, the yield on interest-earning assets decreased 17 basis points as a result of the combined effects of yield compression on our loan portfolio and mortgage-backed securities portfolio due to the impact of reinvestments and repricing of assets in the current low interest rate and competitive pricing environment as well as lower discount accretion income on prepayments of collateralized loan obligations. Average interest-earning assets increased $1.5 billion, or 4%, from 2014 primarily driven by growth in our loan and investment securities portfolios.
Our average balance of investment securities increased 3% year over year. Yields on our investment securities decreased 20 basis points to 2.89% primarily due to a lower interest rate environment, higher premium amortization on our residential mortgage-backed securities portfolio, lower concentration of higher yielding credit securities, and lower discount accretion income on prepayments of collateralized loan obligations. During 2015, $4 million in prepayments of CLOs that were purchased at a discount positively impacted the yields on securities as compared to $10 million in 2014. However, while such income from CLO payoffs benefits the quarter in which they are recognized, the long-term implication is that these assets had above market interest rates that are being replaced with other lower yielding assets.
Loan yields decreased 17 basis points to 3.69%, reflecting pressure on loan yields due to low interest rates and competitive pressures, as well as lower benefits from purchase accounting accretion. The decline in loan yields was driven by the roll-on/roll-off impact of commercial loan originations as well as lower credit mark accretion on acquired loans previously reclassified from nonaccretable to accretable yield. The total credit mark accretion in 2015 was $12 million, down from $18 million in 2014. Average loan balances increased $1.1 billion, or 5%, in 2015. Commercial loans increased $651 million, or 5%, and home equity and indirect auto remained a source of growth through 2015, contributing $157 million, or 6%, and $402 million, or 21%, respectively, of the average net loan growth. These increases were partially offset by a $36 million, or 1%, decrease in residential real estate loans and a $30 million, or 10%, decrease in other consumer loans.
The yield on our commercial real estate and commercial business loan portfolios decreased by 18 basis points and 15 basis points, respectively, as a result of repayments and reinvestments at current market rates. Consumer loan yields dropped 18 basis points during the year, driven primarily by a four basis points decline in indirect auto yields, 11 basis points decline in residential real estate yields, and 18 basis points decline in home equity yields. Partially offsetting these declines was a one basis point increase in credit card yields.
During 2015, our average interest-bearing deposits increased $517 million, or 2%. The increase in our average balances was driven by a $434 million, or 4%, increase in our average money market deposits resulting from higher consumer and commercial balances. The rate paid on interest-bearing deposits increased five basis points from 0.24% for 2014 to 0.29% for 2015. Noninterest-bearing deposits, which increased $425 million, or 8%, also served as a funding source during 2015.
Average short-term borrowings decreased $279 million, or 6%, while average long-term borrowings more than doubled to $1.5 billion for 2015 as we reduced our reliance on interest-bearing deposits as a funding source. Our cost of borrowings increased by one basis point for 2015 to 1.28%.
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
Average loan balances increased $1.7 billion, or 8%, in 2014. Commercial loans increased $981 million, or 8%, as the pipeline remained stable throughout 2014. Indirect auto was a source of growth through 2014, as evidenced by the $793 million, or 74%, increase in average balances. Originations in this portfolio totaled $1.3 billion with a weighted average yield of 2.98% for 2014. Also contributing to our loan growth was the $151 million, or 6%, increase in our home equity portfolio. These increases were partially offset by a $196 million, or 5%, decrease in residential real estate loans and a $25 million, or 8%, decrease in other consumer loans.
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
During 2014, our average interest-bearing deposits decreased $138 million, or less than 1%, and rates paid were unchanged from 2013, while average short-term borrowings increased $934 million, or 25%, as a result of our decision to fund our balance sheet growth and rotation through low cost short-term borrowings. This funding strategy also decreased the rate paid on borrowings by 15 basis points. Noninterest-bearing deposits, which increased $461 million, or 10%, also served as a funding source during 2014.

The following table presents our condensed average balance sheet and taxable equivalent interest income and yields. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances:

	2015			2014			2013
(dollars in millions)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)	Average outstanding balance	Interest earned/paid(1)	Yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,319	$302	3.57%	$7,944	$302	3.75%	$7,446	$314	4.16%
Business	5,893	201	3.36	5,617	200	3.51	5,134	190	3.66
Total commercial lending	14,212	503	3.49	13,561	502	3.65	12,580	504	3.95
Consumer:
Residential real estate	3,337	123	3.70	3,373	129	3.81	3,569	141	3.94
Home equity	2,989	115	3.85	2,832	114	4.03	2,681	113	4.21
Indirect auto	2,272	64	2.82	1,870	53	2.86	1,077	34	3.12
Credit cards	306	35	11.51	312	36	11.50	307	34	11.20
Other consumer	260	22	8.51	290	25	8.55	315	27	8.43
Total consumer lending	9,164	359	3.93	8,677	357	4.11	7,949	348	4.38
Total loans	23,376	862	3.69	22,238	859	3.86	20,529	853	4.15
Residential mortgage-backed securities(3)	7,437	179	2.41	6,274	164	2.61	5,500	146	2.66
Commercial mortgage-backed securities(3)	1,262	47	3.69	1,595	53	3.35	1,844	68	3.69
Other investment securities(3)	3,555	128	3.61	3,994	149	3.72	4,694	158	3.36
Total investment securities	12,254	354	2.89	11,863	366	3.09	12,038	372	3.09
Money market and other investments	114	2	1.60	134	2	1.58	189	3	1.65
Total interest-earning assets	35,744	$1,218	3.41%	34,235	$1,227	3.58%	32,756	$1,228	3.75%
Noninterest-earning assets(4)(5)	3,320			3,985			4,311
Total assets	$39,064			$38,220			$37,067
Interest-bearing liabilities:
Deposits
Savings deposits	$3,429	$3	0.09%	$3,571	$3	0.09%	$3,813	$4	0.10%
Checking accounts	5,159	2	0.03	4,857	2	0.03	4,524	2	0.04
Money market deposits	10,378	30	0.29	9,944	22	0.22	10,167	21	0.21
Certificates of deposit	3,792	31	0.84	3,870	27	0.69	3,875	26	0.68
Total interest-bearing deposits	22,758	66	0.29	22,241	53	0.24	22,379	53	0.24
Borrowings
Short-term borrowings	4,399	22	0.50	4,678	20	0.43	3,744	15	0.41
Long-term borrowings	1,515	54	3.56	733	48	6.61	732	48	6.61
Total borrowings	5,914	76	1.28	5,411	69	1.27	4,476	64	1.42
Total interest-bearing liabilities	28,672	$142	0.49%	27,653	$122	0.44%	26,855	$117	0.44%
Noninterest-bearing deposits	5,598			5,173			4,712
Other noninterest-bearing liabilities	650			560			534
Total liabilities	34,920			33,386			32,101
Stockholders’ equity(4)	4,144			4,834			4,966
Total liabilities and stockholders’ equity	$39,064			$38,220			$37,067
Net interest income		$1,076			$1,105			$1,111
Net interest rate spread			2.92%			3.14%			3.31%
Net earning assets	$7,071			$6,582			$5,902
Net interest rate margin			3.01%			3.23%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities	125%			124%			122%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and unearned discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowance for loan losses and bank-owned life insurance, earnings from which are reflected in noninterest income.
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

	2015 vs. 2014			2014 vs. 2013
	Increase/(decrease) due to		Total increase	Increase/(decrease) due to		Total increase
(in millions)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income on:
Real estate	$14	$(14)	$—	$20	$(32)	$(12)
Business	10	(9)	1	17	(8)	10
Total commercial lending	23	(22)	1	37	(40)	(3)
Residential real estate	(1)	(4)	(5)	(7)	(5)	(12)
Home equity	6	(5)	1	6	(5)	1
Indirect auto	11	(1)	11	23	(3)	20
Credit cards	(1)	—	(1)	1	1	2
Other consumer	(3)	—	(3)	(2)	—	(2)
Total consumer	19	(16)	3	31	(22)	9
Total loans	43	(39)	4	68	(62)	6
Residential mortgage-backed securities	28	(13)	15	20	(3)	17
Commercial mortgage-backed securities	(12)	5	(7)	(9)	(6)	(14)
Other investment securities	(16)	(4)	(21)	(25)	16	(9)
Money market and other investments	—	—	—	(1)	—	(1)
Total interest-earning assets	43	(52)	(9)	54	(55)	(1)
Interest expense of:
Savings deposits	—	—	—	—	—	(1)
Checking accounts	—	—	—	—	—	—
Money market deposits	1	7	8	—	1	1
Certificates of deposit	(1)	6	5	—	—	—
Borrowings	7	1	7	12	(7)	5
Total interest-bearing liabilities	7	13	20	12	(7)	5
Net interest income	$36	$(64)	$(29)	$42	$(48)	$(6)

PROVISION FOR CREDIT LOSSES
Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for originated loan losses; needs for allowance for acquired loan losses due to deterioration in credit quality subsequent to acquisition; and probable losses associated with our unfunded loan commitments.

The following table details the composition of our provision for credit losses for the periods indicated:

	Year ended December 31,
(in millions)	2015	2014	2013
Provision for originated loans	$74	$85	$96
Provision for acquired loans	3	8	7
Provision for unfunded commitments	—	3	2
Total	$76	$96	$105
2015 compared to 2014
Our provision for credit losses in 2015 amounted to $76 million, a $20 million decrease from 2014, when our provision for credit losses totaled $96 million. The year over year decline was mainly driven by elevated provision for the fourth quarter of 2014.
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, loan growth, trends in asset quality including loan concentrations, and delinquencies within the portfolio. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for loan losses related to originated loans amounted to $74 million, or 0.37% of average originated loans, for 2015, compared to $85 million, or 0.47% of average originated loans, for 2014. Our provision in 2015 included $65 million to cover net charge-offs and $9 million to support organic loan growth. The provision for 2014 included $62 million for net charge-offs, $5 million to cover exposure to borrowers servicing the energy sector following the fall in oil prices, $11 million to cover a $10 million charge-off plus an additional reserve of $1 million, both related to a single borrower in the oil and gas industry, and $5 million related to the impairment of a commercial loan that was sold in March 2015.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at the time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Our provision related to our acquired loans was $3 million for 2015 and $8 million for 2014. In 2014, we recorded $7 million of provision related to the charge-off of several commercial loans acquired in the Harleysville acquisition and to adjust our estimate of the lifetime loss expected in the home equity portfolio acquired in the Harleysville acquisition.
The provision for credit losses for unfunded loan commitments was not material in 2015. This was the result of a $1.4 million release of provision during the first quarter of 2015 following the funding of one previously unfunded loan commitment. The release during the first quarter was offset by $1.3 million of provision booked in the second through fourth quarters of 2015. The provision for credit losses for 2014 included $3 million of provision for unfunded loan commitments. Our total unfunded commitments were $11.7 billion and $11.0 billion at December 31, 2015 and 2014, respectively. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $16 million at December 31, 2015 and 2014.
2014 compared to 2013
The provision for credit losses of $96 million for 2014 as compared to $105 million for 2013 reflected growth in our commercial and indirect auto portfolios, as well as the changing complexion of our portfolio. The provision for credit losses related to originated loans amounted to $85 million, or 0.47% of average originated loans, for 2014, compared to $96 million, or 0.64% of average originated loans, for 2013. The provision for 2014 covered net charge-offs of $62 million, and included $5 million to cover exposure to borrowers servicing the energy sector and $5 million related to impairment of a commercial loan that was sold in March 2015. The provision for 2013 included $44 million to support sequential originated loan growth and $52 million to cover net charge offs.
As mentioned above, we recorded an additional $5 million of provision expense in the fourth quarter of 2014 to cover exposure to borrowers servicing the energy sector. Our direct exposure to the oil and gas industry was about $141 million in balances, or 0.6% of our total loan portfolio at December 31, 2014. Additionally, our indirect exposure to the sector was about $144 million in balances, or 0.6% of our total loan portfolio at December 31, 2014.
Our provision related to our acquired loans was $8 million for 2014 and $7 million for 2013. In both 2014 and 2013, we recorded $7 million of provision related to the charge-off of several commercial loans acquired in the Harleysville acquisition and to adjust our estimate of the lifetime loss expected in the home equity portfolio acquired in the Harleysville acquisition.
The provision for credit losses included $3 million and $2 million of provision for unfunded loan commitments in 2014 and 2013, respectively, as a result of the organic growth in our unfunded commitments. Our total unfunded commitments were $11.0 billion and $9.5 billion at December 31, 2014 and 2013, respectively. The liability for unfunded commitments amounted to $16 million and $13 million at December 31, 2014 and 2013, respectively.
NONINTEREST INCOME
The following table presents our noninterest income for the years ended December 31:

				Increase (decrease)
(dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Deposit service charges	$88	$90	$104	$(2)	$(14)
Insurance commissions	66	66	67	—	(1)
Merchant and card fees	52	50	49	2	2
Wealth management services	60	61	58	(2)	3
Mortgage banking	21	18	18	3	(1)
Capital markets income	19	18	22	—	(4)
Lending and leasing	17	18	17	(1)	—
Bank owned life insurance	13	15	17	(2)	(2)
Other income excluding tax credit amortization	13	7	12	6	(5)
Total noninterest income excluding tax credit amortization (non-GAAP)	348	343	366	4	(22)
Tax credit amortization	(6)	(33)	—	27	(33)
Total noninterest income (GAAP)	$342	$310	$366	$32	$(55)
Noninterest income excluding tax credit amortization as a percentage of net revenue (non-GAAP)	24.8%	24.0%	25.1%
Noninterest income as a percentage of net revenue	24.4%	22.2%	25.1%
2015 compared to 2014
GAAP noninterest income of $342 million increased $32 million, or 10%, for 2015 compared to 2014, driven primarily by lower tax credit amortization and higher revenues from merchant and card fees, mortgage banking, capital markets income, and other income, partially offset by lower revenues from deposit service charges, wealth management services, lending and leasing, and bank owned life insurance. Other income for 2015 and 2014 includes $6 million and $33 million, respectively, in amortization for certain tax credit investments, which was offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, with an offsetting benefit that reduced our income tax expense. Excluding this amortization, noninterest income increased $4 million, or 1%.
The $2 million, or 3%, increase in merchant and card fees primarily stemmed from higher debit card transaction volumes. Mortgage banking revenues increased $3 million, or 17%, from the prior year as a result of higher close volumes and higher gain on sale margins. The modest increase in capital markets income resulted from higher derivatives and foreign exchange income partially offset by lower syndication fees. Excluding the tax credit amortization, other income increased $6 million, or 84%, due to higher equity and investment gains and gain from the sale of a low income housing property.
Revenues from deposit service charges decreased $2 million, or 2%, as a result of lower nonsufficient funds incident rates and other retail service charges due to changes in customer behavior, while revenues from wealth management services decreased $2 million, or 3%, as a result of lower annuity and mutual funds commissions caused by negative market conditions. The $1 million, or 5%, decrease in lending and leasing stemmed from lower letter of credit fees. The $2 million, or 13%, decrease in bank owned life insurance was attributable to benefits received on two insurance claims in the first quarter of 2014.
GAAP noninterest income as a percentage of net revenue increased from 22.2% for 2014 to 24.4% for 2015. Excluding the tax credit amortization, recorded as contra noninterest income, this ratio increased from 24.0% for 2014 to 24.8% for 2015.
2014 compared to 2013
Excluding $33 million in amortization for certain tax credit investments reported in other income, noninterest income decreased $22 million for 2014 compared to 2013 primarily due to lower deposit service charges, as well as lower capital markets and bank owned life insurance income. Partially offsetting these decreases were higher merchant and card fees and revenues from wealth management services.
A portion of the decrease in deposit service charges, approximately $5 million, was related to the process issue while this revenue source continues to be pressured by lower customer incident rates consistent with industry trends. The 18% decrease in capital markets income was driven by lower derivative fee income partially offset by modestly higher syndication fees. Long-term fixed rate pricing and competitive terms in the market place, coupled with the impact of the Dodd-Frank Act, has resulted in diminished customer demand for interest rate derivatives. The $5 million decrease in other income was primarily due to lower equity and investment income. During 2014, we recorded $33 million in amortization for certain tax credit investments. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense.
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

NONINTEREST EXPENSES
The following table presents our noninterest expense for the years ended December 31:

	Year ended December 31,			Increase (decrease)
(dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Salaries and benefits	$452	$463	$461	$(11)	$2
Occupancy and equipment	105	112	111	(7)	2
Technology and communications	148	127	115	21	12
Marketing and advertising	38	35	20	3	15
Professional services	63	56	39	7	17
Amortization of intangibles	19	27	40	(8)	(13)
FDIC premiums	43	40	35	3	5
Restructuring charges	21	22	—	(1)	(22)
Goodwill impairment	—	1,100	—	(1,100)	1,100
Deposit account remediation	—	22	—	(22)	22
Merger and acquisition integration expenses	14	—	—	14	—
Other	115	120	110	(5)	10
Total noninterest expenses	1,019	2,124	931	(1,105)	1,193
Less nonoperating expenses:
Restructuring charges	(21)	(22)	—	1	(22)
Goodwill impairment	—	(1,100)	—	1,100	1,100
Deposit account remediation	—	(22)	—	22	(22)
Merger and acquisition integration expenses	(14)	—	—	(14)	—
Total operating noninterest expense(1)	$984	$980	$931	$4	$49
Efficiency ratio(2)	72.9%	152.2%	63.8%
Operating efficiency ratio(1)	70.4%	70.2%	63.8%

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
2015 compared to 2014
GAAP noninterest expenses decreased $1.1 billion, or 52%, for 2015 from 2014. Noninterest expenses for2015 included $21 million in pre-tax restructuring and severance charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification initiative during the first quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses and $14 million in merger and acquisition integration expenses related to the Merger with KeyCorp. Noninterest expenses for 2014 included a $1.1 billion pre-tax goodwill impairment charge, a $22 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $22 million in pre-tax restructuring charges related to our branch staffing realignment, consolidation of ten branches during the first quarter, and executive departure charges. Excluding these charges, operating (non-GAAP) noninterest expenses increased $4 million, or less than 1%.
Technology and communications expenses for 2015 increased $21 million, or 17%, from 2014 primarily as a result of higher hardware and software expenses as well as higher depreciation related to completed technology projects. Marketing and advertising was $3 million, or 9%, higher for 2015 due to our core customer acquisition strategy. Professional services increased $7 million, or 13%, due to vendor and other consulting costs. FDIC premiums increased $3 million, or 8%, due to higher construction loans and the impact of our $1.1 billion goodwill impairment charge in the third quarter of 2014.

Partially offsetting these increases were an $11 million, or 2%, decrease in salaries and employee benefits, a $7 million, or 7%, decrease in occupancy and equipment, and an $8 million, or 29%, decrease in amortization of intangibles. The decrease in salaries and employee benefits was primarily driven by lower regular salaries, reflective of the 3% decrease in our headcount resulting from our organization simplification initiative, partially offset by higher incentive compensation and benefits costs. The decrease in occupancy and equipment reflects the benefits of consolidating 17 branches during the first quarter of 2015. Contributing to the $5 million, or 4% decrease in other expenses were $7 million of elevated charges in the third quarter of 2014 related to the valuation writedown of a single other real estate owned property, higher state franchise taxes, and expenses incurred to protect our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders and banks across North America.
Pre-tax restructuring charges of $21 million for 2015 were comprised of $4 million in salaries and employee benefits, $6 million in occupancy and equipment, $8 million in professional services, and $2 million in other expenses. Pre-tax restructuring charges of $22 million for 2014 were comprised of $14 million in salaries and employee benefits, $4 million in occupancy and equipment, and $3 million in professional services.
Pre-tax merger and acquisition integration expenses of $14 million for 2015 included investment banker fees and other professional services fees, employee retention expenses, and classification of compensation of certain personnel dedicated to merger integration efforts.
2014 compared to 2013
GAAP noninterest expenses increased $1.2 billion, or 128%, for 2014 from 2013. Noninterest expenses for 2014 included a pre-tax $1.1 billion goodwill impairment charge, a $22 million pre-tax reserve to address a process issue related to certain customer deposit accounts, and $22 million in pre-tax restructuring and severance expenses incurred primarily in connection with a previously announced branch staffing realignment as well as the previously mentioned organization simplification. Excluding these charges, operating (non-GAAP) noninterest expenses increased $49 million, or 5%.
Salaries and benefits increased $2 million, or less than 1%, primarily as a result of higher salaries partially offset by lower medical expenses driven by the redesign of our health plan offerings. Higher depreciation contributed to the 2% increase in occupancy and equipment. The 10% increase in technology and communications reflects higher depreciation related to loan processing platforms as well as higher hardware and software costs. Higher marketing and advertising expenses of 71% resulted from our increased focus on customer and deposit acquisitions as well as the introduction of our new Simple Checking product. Increases in legal fees and other corporate costs resulted in the 44% increase in professional fees. FDIC premiums increased 14% due to higher construction loans and the impact of the $1.1 billion goodwill impairment charge. Included in other expense for 2014 are other expenses which include a $3 million valuation writedown of a single other real estate owned property, $2 million related to higher state franchise taxes, and $2 million in losses and expenses incurred in protecting our customers in response to the widely publicized Home Depot data security breach that impacted debit and credit card holders across North America. These increases were partially offset by a $13 million, or 32%, decrease in amortization of intangibles.
Pre-tax restructuring charges for 2014 were comprised of $14 million in salaries and employee benefits, $4 million in occupancy and equipment, and $3 million in professional services.
INCOME TAXES
The provision for income taxes for 2015 was $79 million, resulting in an effective tax rate of 26.0%. The provision for income taxes for 2014 was a benefit of $109 million, resulting in an effective tax rate benefit of 13.3%. The effective tax rate for 2015 reflects the benefit of tax credits originated by our commercial real estate business and the partial utilization of a capital loss carryover. The effective tax rate benefit for 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary, investments in certain tax credits originated by our commercial real estate business, and other small savings. The benefit from the taxable reorganization of a subsidiary and the net impact of the tax credit investments totaled $0.10 per share in 2014.
The provision for income taxes for 2014 was a benefit of $109 million, resulting in an effective tax rate benefit of 13.3%. The effective tax rate was 30.2% for 2013, resulting in income tax expense of $128 million. The effective tax rate for the year ended December 31, 2014 reflects the impact of the goodwill impairment charge, of which only a portion was tax deductible, benefits of a taxable reorganization of a subsidiary, investments in certain tax credits originated by our commercial real estate business, and other small savings. The benefit from the taxable reorganization of a subsidiary and the net impact of the tax credit investments totaled $0.10 per share in 2014.
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

	Three months ended
	December 31,	September 30,	December 31,
(in millions, except per share data)	2015	2015	2014
Operating results (Non-GAAP):
Net interest income	$267	$263	$270
Provision for credit losses	23	20	36
Noninterest income	89	83	77
Noninterest expense	247	245	248
Income tax expense	23	21	2
Net operating income (Non-GAAP)	$63	$60	$61
Operating earnings per diluted share (Non-GAAP)	$0.15	$0.15	$0.15
Reconciliation of net operating income to net income	$63	$60	$61
Nonoperating expenses, net of tax at effective tax rate:
Restructuring charges ($3 million and $9 million pre-tax for the three months ended December 31, 2015 and 2014, respectively)	(2)	—	(6)
Deposit account remediation ($23 million pre-tax)	—	—	15
Merger and acquisition integration expenses ($14 million pre-tax)	(10)	—	—
Total nonoperating expenses, net of tax	(12)	—	8
Net income (GAAP)	$51	$60	$69
Earnings per diluted share (GAAP)	$0.12	$0.15	$0.17
Comparison to Prior Quarter
Our fourth quarter 2015 GAAP net income was $51 million, or $0.12 per diluted share, and included $14 million in merger and acquisition integration expenses related to our pending Merger with KeyCorp and $3 million in restructuring charges related to third party professional fees incurred in connection with the overstatement of the allowance for loan losses. Excluding these charges our operating (non-GAAP) net income was $63 million, or $0.15 per diluted share, for the fourth quarter of 2015. By comparison, in the third quarter of 2015, we reported GAAP net income of $60 million, or $0.15 per diluted share, and there were no nonoperating expenses during the quarter.

Our fourth quarter 2015 net interest income increased $3 million, or 1%, from the prior quarter to $267 million, driven in part by earning asset growth and greater benefits from prepayment income and purchase accounting accretion. Average interest-earning assets increased 5% while our net interest rate margin was unchanged at 2.98%, which reflects the benefits of an additional day in the quarter offset by continued compression of earning asset yields in the current low interest rate and competitive pricing environment, and lower discount accretion income on prepayment of collateralized loan obligations. Yields on loans increased one basis point to 3.65%, reflecting higher prepayment income and purchase accounting accretion offset by continued pressure on loan yields due to lower interest rates and competitive pressures. Yields on investment securities decreased two basis points to 2.90% due primarily to lower discount accretion income on prepayment of collateralized loan obligations. The average cost of interest-bearing deposits increased one basis point compared from the prior quarter to 0.30%.
Compared to the prior quarter, average loans increased 6% annualized during the fourth quarter of 2015 driven primarily by increases in our commercial real estate, home equity, and indirect auto portfolios. Average commercial business and real estate loans increased 6% annualized. Average commercial loan growth was driven by growth primarily in our New England and Tri-State markets. Average commercial real estate loans increased 10% annualized, driven by commercial mortgage and construction lending offset by borrower prepayments, while commercial business loans decreased less than 1% annualized, reflecting higher paydown activity. Total period end loan balances increased 6% annualized and were driven by a 14% annualized increase in commercial real estate loan balances, a 5% annualized increase in home equity balances, an 11% annualized increase in indirect auto loan balances, and a 7% annualized increase in credit card balances.
Average consumer loans increased 6% annualized driven by a 7% and 13% annualized increase in our home equity and indirect auto portfolios, respectively, partially offset by an 8% annualized decrease in other consumer loans. Average indirect auto loan balances increased $76 million, or 13% annualized, to $2.4 billion as strong new origination activity was partially offset by increased paydowns. New originations in the quarter, which totaled $295 million, yielded 3.30%, net of dealer reserve. Average home equity balances increased for the eleventh consecutive quarter to $3.1 billion, or 7% annualized, from the prior quarter reflecting higher customer draws as well as the benefits of promotional and cross-sell campaigns.
Average deposits increased 3% annualized from the prior quarter to $28.8 billion, driven by growth in commercial deposits. Average interest-bearing checking balances increased $168 million, or 13% annualized, reflecting seasonally strong municipal deposit balances. Noninterest-bearing checking balances averaged $5.9 billion, a 15% annualized increase from the prior quarter, driven by increases in business and municipal noninterest-bearing deposit balances. Average transactional deposits, which include interest-bearing and noninterest-bearing checking account balances, increased 14% annualized and currently represent 39% of average total deposits. Average money market deposit balances increased $316 million, or 12% annualized, reflecting the benefits of promotional marketing and pricing campaigns and seasonally strong municipal deposit balances. Average savings balances decreased 7% annualized from the prior quarter due to lower customer balances and seasonality. Average time deposits decreased $447 million, or 45% annualized, from the prior quarter primarily as a result of lower brokered certificates of deposit.
Our provision for credit losses increased to $23 million for the three months ended December 31, 2015 from $20 million for the three months ended September 30, 2015. Nonperforming assets increased to $230 million, or 0.58% of total assets, at December 31, 2015 from $229 million, or 0.58% of total assets at September 30, 2015.
The provision for loan losses on originated loans increased to $22 million for the fourth quarter of 2015 from $21 million for the third quarter of 2015 and annualized net charge-offs increased to 0.37% of average originated loans for the fourth quarter of 2015 from 0.31% for the third quarter of 2015. Nonperforming originated loans of $188 million increased $3 million, or 1%, from September 30, 2015 and at December 31, 2015, the allowance for loan losses on originated loans totaled $237 million, or 1.12% of such loans, compared to $233 million, or 1.13% of such loans at September 30, 2015. The modest decline in allowance coverage ratio reflects the impact of charge-offs during the fourth quarter that were previously provided for as of September 30, 2015.
We did not record a provision for loan losses related to our acquired loans in the fourth quarter of 2015 and we recorded a negative provision for loan losses related to our acquired loans of $1 million in the third quarter of

2015, both reflecting paydowns in acquired loan balances. We did not charge-off any acquired loan balances for the fourth quarter of 2015, compared to $1 million in charge-offs, or 0.08% annualized of average acquired loans, for the third quarter of 2015. At December 31, 2015, the allowance for loan losses on acquired loans totaled $5 million, unchanged from September 30, 2015. Acquired nonperforming loans totaled $25 million at December 31, 2015, also unchanged from the prior quarter. At December 31, 2015, remaining credit marks available to absorb losses on a pool-by-pool basis totaled $62 million, representing a 2% coverage ratio. In the third quarter of 2015, we transferred approximately $11 million of credit marks from nonaccretable to accretable yields. This amount will be accreted into interest income over a period of approximately five to seven years.
Noninterest income increased $6 million, or 7%, in the fourth quarter of 2015 compared to the third quarter of 2015, reflecting higher capital markets and other income partially offset by lower insurance commissions. Noninterest income for the three months ended December 31, 2015 and September 30, 2015 included $1 million and $2 million, respectively, in tax credit amortization. Excluding this amortization, noninterest income increased $5 million, or 6%. Capital markets income, which includes income from derivatives and syndications, more than doubled to $7 million, primarily driven by strong derivative activity in the fourth quarter as well as the impact of a favorable credit valuation adjustment on interest rate swap assets. Excluding the tax credit amortization, the increase in other noninterest income reflects the gain from the sale of a low income housing property and higher equity and investment gains. Insurance commissions decreased $3 million, or 18%, due to seasonally lower renewal volumes during the fourth quarter.
Noninterest expenses for the fourth quarter of 2015 increased $20 million, or 8%, from the third quarter of 2015. Noninterest expenses for the fourth quarter of 2015 included $14 million in merger and acquisition integration expenses and $3 million in restructuring charges. Excluding these nonoperating expenses, noninterest expenses increased $2 million, or 1%, primarily driven by higher marketing and advertising and other expenses, which were partially offset by lower salaries and benefits and professional services. Timing of promotional campaigns resulted in an increase of $1 million, or 15%, in marketing and advertising. The $3 million, or 13%, increase in other expense was the result of higher other real estate owned valuation writedowns, litigation expenses, and new credit and debit card issuance costs. Salaries and benefits decreased $1 million, or 1%, as higher medical costs were offset by lower incentive compensation expense. Professional fees decreased $3 million, or 15%, from the prior quarter due primarily to lower spend on vendor and other consulting fees.
Our effective tax rate was 25.4% and 26.0% for the three months ended December 31, 2015 and September 30, 2015, respectively. Our effective tax rate for the three months ended December 31, 2015 reflects the benefits of tax credit investments and the partial utilization of a capital loss carryover that reduced our income tax expense. Our effective tax rate for the three months ended September 30, 2015 reflects the benefit of tax credit investments.
Comparison to Prior Year Quarter
Our fourth quarter 2015 GAAP net income was $51 million, or $0.12 per diluted share, and included $14 million in merger and acquisition integration expenses related to our pending Merger with KeyCorp and $3 million in restructuring charges related to third party professional fees incurred in connection with the overstatement of the allowance for loan losses. Excluding these charges our operating (non-GAAP) net income was $63 million, or $0.15 per diluted share, for the fourth quarter of 2015. Our fourth quarter of 2014 GAAP net income was $69 million, or $0.17 per diluted share, and included a $23 million pre-tax reversal of reserves to address a process issue related to certain customer deposit accounts, as well as the expense impact of $9 million in pre-tax restructuring charges primarily associated with our organization simplification. Excluding these charges, our operating (non-GAAP) net income for the fourth quarter of 2014 was $61 million, or $0.15 per diluted share.
Our fourth quarter of 2015 net interest income decreased $3 million, or 1%, from the fourth quarter of 2014. Our taxable equivalent net interest rate margin decreased 13 basis points to 2.98% at December 31, 2015 from 3.11% in the fourth quarter of 2014. During the current quarter, yields on average interest-earning assets decreased nine basis points, compared to the same quarter in 2014, driven by lower yields in our commercial, residential real estate, and home equity loan portfolios. The cost of interest-bearing deposits of 0.30% for the current quarter increased four basis points from the same quarter in 2014 due to promotional pricing on money market deposit accounts and the expiration of certain favorable purchase accounting marks on acquired certificates of deposit.
Average loans increased 4% for the quarter ended December 31, 2015 compared to the same quarter in 2014. Average commercial business and real estate loans increased 4% over the same quarter in 2014, with our commercial real estate portfolio increasing 5% and commercial business portfolio increasing 3%. Average consumer loans increased 4%, primarily driven by growth in home equity and indirect auto loan balances, partially offset by decreases in residential real estate and other consumer loan portfolios.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 6% over the prior year and represent 39% of our average deposit balances, compared to 38% a year ago. Average interest-bearing checking balances increased $284 million, or 6%, for the quarter ended December 31, 2015 from the same quarter in the prior year and average noninterest-bearing checking balances increased $383 million, or 7%. The increase in noninterest-bearing checking balances was primarily driven by increases in consumer, municipal, and business checking balances. Total average commercial deposits increased 10% from the year ago quarter driven by higher noninterest checking and money market balances. Average money market balances increased 7% compared to the prior year quarter while time deposits decreased 10%.
Our provision for credit losses totaled $23 million and $36 million for the three months ended December 31, 2015 and 2014, respectively. The provision for loan losses on originated loans was $22 million and $31 million in the fourth quarter of 2015 and 2014, respectively. The provision for loan losses on originated loans for the three months ended December 31, 2014 included $11 million to cover a $10 million charge-off and $1 million of additional reserve related to a single borrower in the oil and gas industry, $5 million to cover exposure to borrowers servicing the energy sector following the fall in oil prices, and an additional $5 million related to impairment of a commercial loan that was sold in March 2015. Annualized net charge-offs amounted to 0.37% and 0.44% of average originated loans for the three months ended December 31, 2015 and 2014, respectively. Nonperforming originated loans as a percentage of originated loans decreased to 0.89% at December 31, 2015 from 0.90% at December 31, 2014. At December 31, 2015 and 2014, the allowance for loan losses on originated loans totaled 1.12% and 1.18%, respectively, of such loans reflecting continued improvements in underlying asset quality metrics.
We did not record a provision for loan losses related to our acquired loans or charge-off any acquired loan balances in the fourth quarter of 2015 and experienced paydowns in acquired loan balances. Our provision for loan losses related to our acquired loans was $3 million in the fourth quarter of 2014. Annualized net charge-offs equaled 0.17% of average acquired loans for the quarter ended December 31, 2014. Acquired nonperforming loans totaled $25 million and $30 million at December 31, 2015 and 2014, respectively.
For the quarter ended December 31, 2015, noninterest income increased $12 million, or 16%, from the same period in 2014, driven by an increase in other income, partially offset by a decrease in capital markets income resulting from lower derivatives income. Other income for the quarters ended December 31, 2015 and 2014 included $1 million and $11 million, respectively, in amortization for tax credit investments, which was more than offset by lower tax expense in each quarter.
GAAP noninterest expenses increased $31 million, or 13%, during the same period. Noninterest expenses in the fourth quarter of 2015 included $14 million in merger and acquisition integration expenses related to our pending Merger with KeyCorp and $3 million in restructuring charges related to third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct that was discovered in February 2015. Noninterest expenses in the fourth quarter of 2014 included a pre-tax benefit of $23 million related to the reversal of reserves to address a process issue related to certain customer deposit accounts, as well as $9 million in restructuring charges related to our organization simplification. Excluding these charges, noninterest expenses decreased $1 million, or less than 1%. Lower occupancy and equipment, marketing and advertising, professional services, amortization of intangibles, and FDIC premiums were partially offset by increases in salaries and benefits, technology and communications, and other expense. The $2 million decrease in occupancy and equipment resulted from the branch consolidations in the first quarter of 2015 and the $2 million decrease in marketing and advertising was due to marketing campaigns in 2014. Professional services expenses decreased $1 million due to reduced legal costs and the $2 million reduction in FDIC premiums primarily resulted from the expiration of the impact of our third quarter 2014 goodwill impairment charge. The $2 million increase in salaries and benefits resulted from higher incentive compensation partially offset by lower regular salaries and the $4 million increase in technology and communications resulted from higher hardware and software costs and depreciation expense. Other expenses increased $2 million as a result of higher lending and leasing and other real estate owned writedowns.
The provision for taxes in the fourth quarter of 2015 and 2014 was $17 million and $8 million, respectively, resulting in an effective tax rate of 25.4% and 10.2%, respectively. The effective tax rate for the fourth quarter of 2015 reflects our investments in certain tax credits originated by our commercial real estate business and the partial utilization of a capital loss carryover. The effective tax rate for the three months ended December 31, 2014 reflects the benefits of a taxable reorganization of a subsidiary and from investments in certain tax credits.
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
RISK MANAGEMENT
The risks we are subject to in the normal course of business, include, but are not limited to, strategic, credit, market (including liquidity, interest rate, and price risks), capital, compliance and regulatory, operational, information technology/information security, and reputation (as a component of the risks noted above). We maintain capital at a level that we believe protects us against these risks. In addition, business uncertainties have been introduced due to the pending Merger with KeyCorp. The Board, Board Committees and senior management are regularly engaged in monitoring potential risks and impacts through the company’s governance structures. Metrics and monitoring reports have been created to allow for oversight and actions, as necessary. Specifically and as previously noted, the impact to employees and customers may have an adverse effect on the company. Proactive steps have been taken in an effort to retain both employees and customers during this period. To the extent there are not contractual restrictions, both First Niagara and KeyCorp, assess and manage these identified risks in the planning of the combined entity. Both First Niagara and KeyCorp are taking a focused view in understanding the level of risk and the impact those risks have on the integration process.
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

Loans
Loan Portfolio Composition
The table below reflects the composition of our loan and lease portfolios at December 31:

	2015		2014		2013		2012		2011
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Real estate	$7,375	30.7%	$7,231	31.4%	$6,914	32.3%	$6,466	32.8%	$5,879	35.7%
Construction	1,278	5.3	973	4.2	864	4.0	627	3.2	366	2.2
Business	6,013	25.0	5,775	25.1	5,290	24.7	4,953	25.1	3,772	22.9
Total commercial	14,665	61.0	13,979	60.7	13,068	61.0	12,047	61.1	10,016	60.8
Consumer:
Residential real estate	3,355	14.0	3,353	14.6	3,448	16.1	3,762	19.1	4,012	24.4
Home equity	3,069	12.7	2,936	12.7	2,752	12.8	2,652	13.5	2,166	13.1
Indirect auto	2,393	10.0	2,166	9.4	1,544	7.2	601	3.0	—	—
Credit cards	311	1.3	324	1.4	325	1.5	315	1.6	—	—
Other consumer	245	1.0	278	1.2	302	1.4	334	1.7	278	1.7
Total consumer	9,372	39.0	9,058	39.3	8,371	39.0	7,663	38.9	6,456	39.2
Total loans and leases	24,038	100.0%	23,037	100.0%	21,440	100.0%	19,710	100.0%	16,473	100.0%
Allowance for loan losses	(242)		(234)		(209)		(163)		(120)
Total loans and leases, net	$23,796		$22,803		$21,230		$19,547		$16,352
Our total loans and leases outstanding increased $1.0 billion, or 4%, from December 31, 2014 to December 31, 2015. This was the result of continued growth in our commercial, home equity, and indirect auto portfolios.
Total commercial loans outstanding increased $686 million, or 5%, reflecting new business volumes and our continued focus on balancing volume growth with prudent credit underwriting. Our year over year results display the organic growth across our footprint in our commercial lending activities, slightly offset by decreased utilization of line commitments to 40% at December 31, 2015 from 42% at December 31, 2014. Commercial loans accounted for 61% of our total loans at year end, comprising the largest part of our lending book and remaining unchanged from the loan type composition at December 31, 2014.
Commercial real estate loans represent 36% of our total loan portfolio and $8.7 billion in balances at December 31, 2015. Our CRE loans consist of $7.4 billion in commercial real estate loans and $1.3 billion of construction loans. During 2015, new construction loan originations were the largest contributor to the growth of this portfolio; balances increased by $304 million, or 31%, from 2014 to 2015.
Our commercial business loan portfolio increased $238 million, or 4%, from December 31, 2014. This was the result of increases in the middle market, government banking and asset based lending segments. At the end of the fourth quarter of 2015, our commercial pipeline was robust and elevated from historical norms.
During 2015, our home equity portfolio increased by $133 million, or 5%, reflecting continued strength in originations and increased utilization by current customers resulting from promotional and cross-sell campaigns. Our indirect auto portfolio increased $227 million, or 10%, from December 31, 2014, the result of $1.1 billion in new originations during 2015 with a weighted average yield of 3.34%, net of dealer reserve, compared to $1.3 billion in new originations during 2014 with a weighted average yield of 3.00%. The average weighted FICO score for new indirect auto loans was 753 in 2015 and 762 in 2014.
Our residential real estate loan portfolio increased by $2 million, or less than 1%, from December 31, 2014 to December 31, 2015 which reflected prepayments of adjustable rate mortgages and our strategy of selling most newly originated fixed rate residential real estate loans in the secondary market. Conversely, our credit card and other consumer loan portfolios decreased by 4% and 12%, respectively.

Included in the table above are acquired loans with a carrying value of $2.9 billion, $3.7 billion and $4.5 billion at December 31, 2015, 2014 and 2013, respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses.
We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on credit discipline. Our enhanced specialty offerings in equipment financing, healthcare, and loan syndications continue to provide additional opportunities to deepen our relationships with our existing commercial customer base, as well as attract new customers. We have also continued to emphasize the origination of construction loans as part of our commercial lending offerings.
Our loan portfolio has grown significantly over the past five years, both through origination activity and through acquisitions, across all loan categories. Acquired loans provided the bulk of the increases in real estate loans from 2011 to 2012, as we expanded our presence in New York with the acquisition of the HSBC branches. After reaching 75% at December 31, 2011, our total real estate loans outstanding have decreased to 63% of total loans at December 31, 2015.
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

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated, except for our residential real estate and credit cards portfolios which are assigned to a region based on the primary address of the consumer:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
December 31, 2015:
Commercial:
Real estate	$4,331	$933	$1,604	$1,784	$—	$8,652
Business	2,797	1,074	865	728	549	6,013
Total commercial	7,128	2,007	2,469	2,512	549	14,665
Consumer:
Residential real estate	1,235	151	289	1,679	—	3,355
Home equity	1,658	331	559	521	—	3,069
Indirect auto	769	78	55	432	1,059	2,393
Credit cards	245	33	16	16	—	311
Other consumer	160	44	28	13	—	245
Total consumer	4,068	638	947	2,661	1,059	9,372
Total loans and leases	$11,196	$2,644	$3,416	$5,174	$1,608	$24,038
December 31, 2014
Commercial:
Real estate	$4,083	$939	$1,535	$1,647	$—	$8,204
Business	2,658	991	818	754	556	5,775
Total commercial	6,740	1,929	2,353	2,401	556	13,979
Consumer:
Residential real estate	1,221	140	290	1,702	—	3,353
Home equity	1,537	295	568	536	—	2,936
Indirect auto	733	48	41	390	954	2,166
Credit cards	261	33	15	15	—	324
Other consumer	183	48	32	15	—	278
Total consumer	3,936	564	946	2,658	954	9,058
Total loans and leases	$10,676	$2,494	$3,299	$5,059	$1,510	$23,037

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

Commercial loan portfolios continued to exhibit steady growth in our Western Pennsylvania, Eastern Pennsylvania, and New England markets, increasing by $77 million, or 4%, $116 million, or 5%, and $111 million, or 5%, respectively, from the end of 2014. Over the same period, our New York market also contributed to the growth in commercial loans, with a $388 million increase, or 6%.

The table below presents a breakout of the unpaid principal balance of individual loans for our commercial real estate and commercial business loan portfolios by individual loan size at December 31:

	2015		2014
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size(1)
Greater than or equal to $20 million	$754	31	$687	27
$10 million to $20 million	1,949	138	1,520	109
$5 million to $10 million	1,682	239	1,589	226
$1 million to $5 million	2,678	1,236	2,733	1,263
Less than $1 million(2)	1,589	6,315	1,675	6,826
Total commercial real estate loans	$8,652	7,959	$8,204	8,451
Commercial business loans by size(1)
Greater than or equal to $20 million	$343	14	$325	13
$10 million to $20 million	1,179	86	1,114	80
$5 million to $10 million	1,172	169	1,181	167
$1 million to $5 million	1,716	791	1,626	729
Less than $1 million(2)	1,602	35,095	1,529	32,865
Total commercial business loans	$6,013	36,155	$5,775	33,854

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At December 31, 2015 and 2014, non-owner occupied commercial real estate represented 66% of our total commercial real estate balances. Loans for construction, acquisition and development increased $256 million from December 31, 2014 due to the funding of previously committed construction loans and new construction originations. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at December 31:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
2015
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$469	$96	$156	$205	$198	$1,123
Multifamily and apartments	1,102	107	137	263	104	1,713
Office and professional space	506	84	86	296	133	1,106
Retail	287	48	126	243	111	814
Warehouse and industrial	130	24	52	81	11	298
Other	330	52	80	122	82	666
Total non-owner occupied commercial real estate loans	2,825	410	636	1,210	638	5,720
Owner occupied commercial real estate loans	1,223	384	470	455	401	2,932
Total commercial real estate loans	$4,048	$795	$1,106	$1,665	$1,039	$8,652
2014
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$322	$108	$117	$182	$137	$867
Multifamily and apartments	1,103	98	167	245	98	1,712
Office and professional space	501	87	103	277	101	1,069
Retail	314	45	113	203	113	787
Warehouse and industrial	158	23	42	105	13	342
Other	314	47	83	158	65	666
Total non-owner occupied commercial real estate loans	2,712	409	625	1,170	528	5,444
Owner occupied commercial real estate loans	1,191	392	460	417	301	2,760
Total commercial real estate loans	$3,903	$800	$1,085	$1,587	$828	$8,204

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at December 31:

(in millions)	2015	2014
Health Care and Social Assistance	$1,450	$1,242
Manufacturing	1,374	1,434
Real Estate and Rental and Leasing	1,039	1,019
Wholesale Trade	624	587
Retail Trade	530	500
Public Administration	511	456
Educational Services	467	384
Construction	414	413
Finance and Insurance	317	337
Other Services (except Public Administration)	315	373
Transportation and Warehousing	302	252
Professional, Scientific, and Technical Services	288	304
Accommodation and Food Services	223	189
Other	1,090	1,032
Total	$8,946	$8,536
Energy Related Exposure
Included within our commercial portfolio are certain loans categorized as energy related, including both oil and gas related exposures as well as exposures to utilities and alternative energy. The table below provides the outstanding loan balance and unfunded commitments for energy related exposures at December 31:

	2015			2014
	Outstanding	Unused commitments	Total credit exposure	Outstanding	Unused commitments	Total credit exposure
	(in millions)
Oil and gas related	$276	$176	$452	$305	$191	$496
Utilities and alternative energy	127	175	302	114	109	223
Total	$403	$351	$754	$418	$301	$719
Risk Management of the Energy Related Portfolio
We do not have a dedicated energy lending business. Our exposures are managed in our regional commercial banking business units. Our energy exposures consist of only senior loans, with no junior or second lien positions; additionally, we generally avoid making first lien loans to borrowers that employ significant leverage through the use of junior lien loans or large unsecured senior tranches of debt. During our energy portfolio review in the fourth quarter, we noted only a few individual credits that have been impacted enough to warrant a downgrade in their associated risk ratings. These downgrades added slightly over $2 million to our model driven allowance. Since December 31, 2014, our model driven allowance for the energy sector increased by $5 million due to downgrades. In light of the ongoing impact of low oil and natural gas prices, downgrades, and the model driven increase in allowance, we recorded a qualitative adjustment of $3 million as of December 31, 2015, a $2 million decrease from December 31, 2014. As of December 31, 2015, two energy loans were in nonaccrual status in the amount of $11 million.
We believe that our exposure to the utilities and alternative energy sectors, while appropriate to include in the energy exposure, are unlikely to be affected in the near-term by the recent decline in oil and natural gas prices. This portfolio includes exposure to alternative power generation, transmission, control, and distribution such as hydro-electric and solar sources, and is generally not dependent on oil. However, a prolonged period of extremely low oil prices could ultimately undercut such cost-efficient alternative energy sources and result in lower demand.
With respect to our oil and gas related exposures, our oil and gas related outstandings of $276 million included both direct and indirect exposure to energy related obligors at December 31, 2015 of $142 million and $134 million, respectively. These combined outstandings represented a modest 1.1% of total loan outstanding balances at December 31, 2015. At December 31, 2014, our oil and gas related outstandings of $305 million included both direct and indirect exposure to energy related obligors of $161 million and $144 million, respectively. These combined outstandings represented 1.3% of total loan outstanding balances at December 31, 2014. The energy-related exposure can be primarily classified into three subcategories: 1) upstream, 2) midstream, and 3) downstream.
The table below provides the outstanding loan balance and unfunded commitments for oil and gas related exposures at December 31, 2015 and 2014. Due to the fact that many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, and to a particular segment of energy related activity (e.g. upstream or downstream).

	Outstanding			Unused commitments
(in millions)	Direct	Indirect	Total	Direct	Indirect	Total
December 31, 2015
Upstream:
Drillers	$15	$—	$15	$1	$—	$1
Midstream:
Drilling field services	88	—	88	48	—	48
Other	39	—	39	10	—	10
Total midstream	127	—	127	58	—	58
Downstream:
Gas stations and convenience stores	—	55	55	—	26	26
Non-drilling support	—	40	40	—	10	10
Wholesale distribution	—	19	19	—	48	48
Other	—	20	20	—	34	34
Total downstream	—	134	134	—	117	117
Total	$142	$134	$276	$59	$117	$176
December 31, 2014 (1)
Upstream:
Drillers	$25	$—	$25	$1	$—	$1
Midstream:
Drilling field services	89	—	89	49	—	49
Other	48	—	48	19	—	19
Total midstream	137	—	137	68	—	68
Downstream:
Gas stations and convenience stores	—	67	67	—	17	17
Non-drilling support	—	24	24	—	26	26
Wholesale distribution	—	30	30	—	51	51
Other	—	22	22	—	29	29
Total downstream	—	144	144	—	122	122
Total	$161	$144	$305	$69	$122	$191
(1)    Prior period amounts have been revised to reflect additional oil and gas credits that were in our portfolio at December 31, 2014.

The table above does not include $83 million and $67 million in outstanding loan balances and $10 million and $27 million of unused commitments at December 31, 2015 and 2014, respectively, related to commercial real estate loans in which the direct counterparty to the loan is not involved in upstream or midstream activities. However, such properties have a large tenant exposure to companies directly involved in such activities at December 31, 2015 and 2014.
Upstream exposure
Our exposures to the upstream sector include exposures related to the extraction and production of oil and natural gas, such as drilling and the operations of wells. We do not have any loans margined against estimated reserves or similar asset based energy loan structures. Direct exposures to the upstream category are low with $15 million and $25 million in outstanding loan balances made directly to counterparties involved in the drilling and operations of wells at December 31, 2015 and 2014, respectively.
Midstream exposure
Our exposures to the midstream sector primarily consist of exposures to counterparties who provide products, services, and logistical support to exploration and production enterprises. Direct exposure of $127 million and $137 million in outstanding loan balances at December 31, 2015 and 2014, respectively, relate to loans made directly to counterparties whose operations are involved in the processing of crude oil and natural gas, including companies who provide supplies to drilling field operations. The majority of this exposure is in our Western Pennsylvania region supporting the Marcellus Shale natural gas market.
Downstream exposure
Our exposures to the downstream sector include exposures to companies involved in the refining process and distribution of refined products, such as wholesale oil and gas distributors, gas stations and convenience stores, which we consider to be indirect based upon the nature of their involvement in the oil and gas industry. Indirect exposure of $134 million and $144 million in outstanding loan balances at December 31, 2015 and 2014, respectively, relate to loans made to counterparties whose operations are primarily involved in the wholesale and retail distribution of refined products, including companies that provide support and/supplies to such entities.
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
Of the $3.1 billion and $2.9 billion home equity portfolio at December 31, 2015 and December 31, 2014, respectively, approximately $1.2 billion and $1.1 billion were in a first lien position for each of the respective periods. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of December 31, 2015 and 2014.

The table below summarizes the principal balances of our home equity lines of credit by portfolio at December 31:

	2015			2014
(in millions)	Interest only	Principal and interest	Total	Interest only	Principal and interest	Total
Originated	$403	$1,582	$1,985	$339	$1,387	$1,725
Acquired	244	662	906	291	692	983
Total home equity lines of credit	$647	$2,244	2,891	$630	$2,079	2,708
Home equity loans			178			228
Total home equity portfolio			$3,069			$2,936
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
The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at December 31, 2015:

(in millions)	2016	2017	2018	2019	Thereafter	Total
In draw - interest only	$70	$129	$168	$130	$150	$647
In draw - principal and interest	40	72	117	88	1,800	2,117
Total	$110	$201	$285	$218	$1,950	$2,764
Delinquency statistics for the HELOC portfolio are as follows at December 31:

	2015			2014
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,764	$37	1.3%	$2,601	$36	1.4%
Amortizing payment	127	12	9.7	108	8	7.6
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
QCARs for substandard TAEs greater than $200 thousand are reviewed on a quarterly basis by either management's Criticized and Classified Loan Review Committee (for such TAEs greater than $2 million) or by a Senior Credit Manager (for such TAEs between $200 thousand and $2 million). QCARs for all special mention TAEs greater than $300 thousand are reviewed on a quarterly basis by either management's Classified Loan Review Committee (for such TAEs greater than $2 million) or by a Senior Credit Manager (for such TAEs between $300 thousand and $2 million). Special mention and substandard TAEs below $300 thousand and $200 thousand, respectively, are reviewed by a loan officer on a quarterly basis ensuring that the credit risk rating and accrual status are appropriate.
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
The following table details our allocation of our originated and acquired allowance for loan losses by loan category at December 31:

	2015		2014		2013		2012		2011
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$76	36.0%	$66	35.6%	$48	36.3%	$38	36.0%	$50	37.9%
Business	124	25.0	122	25.1	119	24.7	99	25.1	57	22.9
Total commercial	200	61.0	189	60.7	167	61.0	137	61.1	107	60.8
Consumer:
Residential real estate	4	14.0	4	14.6	3	16.1	5	19.1	4	24.4
Home equity	8	12.7	11	12.7	10	12.8	5	13.5	4	13.1
Indirect auto	13	10.0	14	9.4	10	7.2	3	3.0	—	—
Credit cards	13	1.3	12	1.4	13	1.5	7	1.6	—	—
Other consumer	5	1.0	5	1.2	6	1.4	6	1.7	4	1.7
Total consumer	42	39.0	45	39.3	42	39.0	26	38.9	13	39.2
Total	$242	100.0%	$234	100.0%	$209	100.0%	$163	100.0%	$120	100.0%
Allowance for loan losses to total loans	1.01%		1.02%		0.98%		0.82%		0.73%
Provision to average total loans	0.33%		0.42%		0.50%		0.50%		0.37%
Allowance for loan losses to originated loans	1.12%		1.18%		1.21%		1.20%		1.20%
Provision to average originated loans	0.37%		0.47%		0.64%		0.73%		0.58%

The following table presents the activity in our allowance for originated loan losses by portfolio segment for the years ended December 31:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
2015
Balance at beginning of year	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	24	26	—	1	5	10	7	74
Charge-offs	(19)	(30)	(1)	(4)	(9)	(12)	(8)	(83)
Recoveries	5	5	—	1	2	3	1	18
Balance at end of year	$75	$124	$2	$6	$13	$13	$5	$237
2014
Balance at beginning of year	$48	$119	$2	$7	$10	$13	$6	$205
Provision for loan losses	23	30	1	4	11	10	6	85
Charge-offs	(10)	(30)	(1)	(4)	(9)	(13)	(8)	(75)
Recoveries	4	3	—	1	1	2	1	13
Balance at end of year	$65	$122	$2	$8	$14	$12	$5	$228
2013
Balance at beginning of year	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	17	48	(1)	6	9	11	8	96
Charge-offs	(10)	(31)	(2)	(3)	(3)	(6)	(8)	(63)
Recoveries	4	3	1	—	1	1	2	11
Balance at end of year	$48	$119	$2	$7	$10	$13	$6	$205
The following table presents the activity in our allowance for loan losses for our acquired loan portfolio by portfolio segment for the years ended December 31:

	Commercial		Consumer(1)
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Other consumer	Total
2015
Balance at beginning of year	$1	$1	$2	$2	$—	$6
Provision for loan losses	2	—	—	1	—	3
Charge-offs	(2)	—	—	(2)	—	(5)
Recoveries	1	—	—	—	—	1
Balance at end of year	$1	$—	$2	$2	$—	$5
2014
Balance at beginning of year	$—	$—	$1	$3	$—	$4
Provision for loan losses	3	1	1	3	—	8
Charge-offs	(2)	—	—	(4)	—	(6)
Recoveries	—	—	—	—	—	—
Balance at end of year	$1	$1	$2	$2	$—	$6
2013
Balance at beginning of year	$—	$—	$—	$—	$1	$2
Provision for loan losses	4	—	1	3	(1)	7
Charge-offs	(4)	—	—	—	(1)	(5)
Recoveries	—	—	—	—	—	—
Balance at end of year	$—	$—	$1	$3	$—	$4

(1)	Credit card losses were recorded against the credit mark and therefore excluded from table.

Our liability for unfunded commitments was $16 million at December 31, 2015 and 2014. For the year ended 2015, our provision for credit loss related to unfunded loan commitments was immaterial, compared to $3 million for 2014. Our total unfunded commitments were $11.7 billion and $11.0 billion as of December 31, 2015 and 2014, respectively.
During 2015, our total net charge-offs were $69 million, which remained in line with our net charge-offs of $68 million in 2014. Total net charge-offs for 2015 represented 0.29% of average total loans compared with 0.31% of average total loans for 2014. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.32% and 0.34% for 2015 and 2014, respectively.
The following table details our total net charge-offs by loan category for the years ended December 31:

	2015		2014		2013		2012		2011
(dollars in millions)	Amount	Percent of average loans	Amount	Percent of average loans	Amount	Percent of average loans	Amount	Percent of average loans	Amount	Percent of average loans
Commercial:
Real estate	$16	0.19%	$8	0.10%	$10	0.13%	$12	0.18%	$10	0.18%
Business	24	0.41	27	0.48	28	0.55	25	0.56	15	0.46
Total commercial	40	0.28	35	0.26	38	0.30	37	0.33	25	0.28
Consumer:
Residential real estate	1	0.02	1	0.03	1	0.03	2	0.06	1	0.03
Home equity	5	0.16	7	0.24	3	0.13	4	0.15	2	0.11
Indirect auto	6	0.28	7	0.40	3	0.25	—	0.10	—	—
Credit cards	10	3.14	11	3.57	5	1.56	1	0.47	—	—
Other consumer	7	2.71	7	2.31	7	2.20	4	1.40	2	0.64
Total consumer	29	0.31	33	0.38	19	0.24	11	0.16	5	0.08
Total	$69	0.29%	$68	0.31%	$57	0.28%	$48	0.26%	$30	0.20%
Net charge-offs of originated loans to average originated loans		0.32%		0.34%		0.34%		0.35%		0.32%
Our nonperforming loans increased to $214 million at December 31, 2015 from $204 million at December 31, 2014. New nonperforming loans during the current year totaled $155 million, compared to $154 million in 2014. During the year ended 2015, $25 million of nonperforming loans returned to accruing status, $68 million were charged-off, and there were $52 million in paydowns and transfers to real estate owned. Nonperforming loans comprised 0.89% of total loans at December 31, 2015, a slight increase from 0.88% at December 31, 2014. Excluding our acquired loans, 0.89% of our originated loans were nonperforming at December 31, 2015, compared to 0.90% at December 31, 2014. While our total nonperforming loans increased modestly from the prior year end, our total criticized loans decreased by 9% from December 31, 2014 to December 31, 2015. The decrease was driven by favorable credit migration and paydowns.
In the previous year, our nonperforming loans increased to $204 million at December 31, 2014 from $188 million at December 31, 2013. Activity during 2014 consisted of new nonaccruing loans of $154 million being partially offset by charge-offs of $45 million, paydowns of $54 million, and loans returning to accruing status of $39 million.

Nonperforming assets to total assets were 0.58% for 2015 and 2014. The composition of our nonperforming loans and total nonperforming assets consisted of the following at December 31:

(dollars in millions)	2015(1)	2014(1)	2013(1)	2012(1)	2011
Nonperforming loans:
Commercial:
Real estate	$44	$53	$54	$52	$43
Business	58	53	51	56	20
Total commercial	102	106	105	108	63
Consumer:
Residential real estate	32	34	31	27	19
Home equity	59	47	39	33	7
Indirect auto	15	13	6	1	—
Other consumer	5	5	6	3	1
Total consumer	111	98	82	65	27
Total nonperforming loans	214	204	188	173	90
Real estate owned	16	21	25	10	4
Total nonperforming assets (2)	$230	$224	$212	$183	$94
Loans 90 days past due and still accruing interest (3)	$68	$94	$113	$172	$143
Total nonperforming assets as a percentage of total assets	0.58%	0.58%	0.56%	0.50%	0.29%
Total nonperforming loans as a percentage of total loans	0.89%	0.88%	0.87%	0.88%	0.55%
Total nonperforming originated loans as a percentage of total originated loans	0.89%	0.90%	0.93%	1.07%	0.91%
Allowance for loan losses to nonperforming loans	113.3%	115.0%	111.6%	94.1%	133.7%

(1)	Includes $25 million, $30 million, $30 million, and $29 million of nonperforming acquired lines of credit, primarily in home equity, at December 31, 2015, 2014, 2013, and 2012, respectively.

(2)
Nonperforming assets do not include $63 million, $67 million, $52 million, $46 million, and $44 million of performing renegotiated loans that are accruing interest at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $78 million at December 31, 2015 in our originated loan portfolio increased from $60 million at December 31, 2014. Our acquired loans that were 30 to 89 days past due decreased $5 million from $30 million as of December 31, 2014 to $25 million as of December 31, 2015.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments as of December 31:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	2015	2014	2015	2014	2015	2014	2015	2014
Originated loans
Commercial:
Real estate	0.1%	0.1%	—%	—%	0.4%	0.4%	0.5%	0.6%
Business	0.4	0.1	—	0.1	0.4	0.3	0.9	0.5
Total commercial	0.2	0.1	—	0.1	0.4	0.4	0.7	0.5
Consumer:
Residential real estate	0.2	0.2	0.1	0.1	0.8	1.0	1.1	1.3
Home equity	0.1	0.2	0.1	0.1	1.0	0.8	1.2	1.0
Indirect auto	0.8	0.8	0.2	0.2	0.2	0.2	1.2	1.3
Credit cards	0.5	0.6	0.3	0.5	0.8	0.7	1.6	1.8
Other consumer	0.8	1.2	0.3	0.4	1.2	1.0	2.3	2.5
Total consumer	0.4	0.4	0.1	0.1	0.7	0.7	1.2	1.3
Total	0.3%	0.2%	0.1%	0.1%	0.5%	0.5%	0.9%	0.8%
Acquired loans
Commercial:
Real estate	0.3%	0.3%	0.1%	0.2%	2.4%	2.5%	2.8%	3.0%
Business	0.2	0.1	0.2	—	0.8	1.9	1.1	2.1
Total commercial	0.3	0.2	0.1	0.2	2.1	2.3	2.5	2.8
Consumer:
Residential real estate	1.2	0.9	0.5	0.4	4.3	4.4	6.0	5.7
Home equity	0.3	0.6	0.1	0.2	1.9	1.9	2.4	2.7
Total consumer	0.8	0.7	0.3	0.3	3.1	3.3	4.2	4.3
Total	0.6%	0.6%	0.2%	0.3%	2.8%	2.9%	3.6%	3.7%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at December 31:

	Percent of Total
	2015	2014
Originated loans:
Pass	95.1%	94.2%
Criticized:(1)
Accrual	4.2	5.0
Nonaccrual	0.7	0.8
Total criticized	4.9	5.8
Total	100.0%	100.0%
Acquired loans:
Pass	88.5%	89.1%
Criticized:(1)
Accrual	11.4	10.4
Nonaccrual	0.1	0.5
Total criticized	11.5	10.9
Total	100.0%	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review.”
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

	Percent of Total
	2015	2014
Originated loans by refreshed FICO score:
Over 700	79.8%	78.9%
660-700	10.7	11.2
620-660	4.9	5.0
580-620	2.2	2.2
Less than 580	2.3	2.2
No score(1)	0.1	0.5
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	73.8%	73.4%
660-700	7.9	7.7
620-660	5.2	4.8
580-620	3.7	3.8
Less than 580	3.5	3.9
No score(1)	5.9	6.4
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, decreased to $62 million at December 31, 2015 from $93 million as of December 31, 2014 as a result of $21 million in charge-offs and $11 million in transfers to accretable yield. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.
The following table provides information about our acquired loan portfolio by acquisition at the dates indicated or for the related year:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
December 31, 2015
Provision for loan losses	$—	$—	$1	$2	$3
Net charge-offs	—	—	1	2	3
Net charge-offs to average loans	0.01%	—%	0.25%	0.97%	0.11%
Nonperforming loans	$7	$9	$8	$1	$25
Total loans(1)	667	1,603	570	159	2,999
Allowance for acquired loan losses	—	—	3	1	5
Credit related discount (2)	13	41	6	1	62
Credit related discount as percentage of loans	1.94%	2.58%	1.14%	0.55%	2.06%
Criticized loans(3)	$22	$87	$42	$32	$183
Classified loans(4)	20	70	34	29	152
Greater than 90 days past due and accruing(5)	9	35	16	5	65
December 31, 2014
Provision for loan losses	$1	$—	$6	$1	$8
Net charge-offs	—	—	6	—	6
Net charge-offs to average loans	—%	—%	0.68%	0.02%	0.14%
Nonperforming loans	$8	$11	$10	$2	$30
Total loans (1)	800	2,043	782	210	3,835
Allowance for acquired loan losses	1	—	4	1	6
Credit related discount (2)	18	55	18	2	93
Credit related discount as percentage of loans	2.29%	2.71%	2.27%	0.84%	2.43%
Criticized loans (3)	$30	$129	$55	$22	$237
Classified loans (4)	24	69	50	15	158
Greater than 90 days past due and accruing (5)	10	46	27	8	91

(1)	Carrying value of acquired loans plus the principal not expected to be collected.

(2)	Principal on acquired loans not expected to be collected.

(3)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

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

The following table provides information about our originated loan portfolio at December 31:

(dollars in millions)	2015	2014
Provision for loan losses	$74	$85
Net charge-offs	65	62
Net charge-offs to average loans	0.32%	0.34%
Nonperforming loans	$188	$174
Nonperforming loans to total loans	0.89%	0.90%
Total loans	$21,101	$19,296
Allowance for originated loan losses	237	228
Allowance for originated loan losses to total originated loans	1.12%	1.18%
Criticized loans	$762	$804
Classified loans(1)	$451	$451
Greater than 90 days past due and accruing (2)	3	3

(1)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

(2)	Includes credit card loans and loans that have matured and are in the process of collection.
Our total allowance for loan losses related to both our originated and acquired loans increased by $8 million from $234 million at December 31, 2014 to $242 million at December 31, 2015 due to our total provision for loan losses of $76 million exceeding our total net charge-offs of $69 million during 2015. The ratio of our total allowance for loan losses to total loans was 1.01% at December 31, 2015, a slight decrease from 1.02% as of December 31, 2014. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.12% at December 31, 2015, a six basis point decrease from 1.18% at December 31, 2014.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) decreased to $115 million at December 31, 2015 from $120 million at December 31, 2014. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform for six consecutive payments. TDRs accruing interest totaled $63 million and $67 million at December 31, 2015 and 2014, respectively.
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
Our portfolio of mortgages serviced for others amounted to $4.0 billion and $3.8 billion at December 31, 2015 and 2014, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $5 million and $6 million at December 31, 2015 and 2014, respectively.
The delinquencies in our serviced loan portfolio were as follows at December 31:

	2015	2014	2013
30 to 59 days past due	0.21%	0.20%	0.30%
60 to 89 days past due	0.11	0.11	0.11
Greater than 90 days past due	0.67	0.69	0.72
Total past due loans	0.99%	1.01%	1.13%

Investment Securities
The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of December 31:

	2015		2014		2013
(dollars in millions)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$374	$379	$444	$453	$516	$529
U.S. Treasury	55	55	25	25	20	20
U.S. government sponsored enterprises	268	269	187	191	306	312
Corporate	828	801	820	823	863	872
Total debt securities	1,525	1,504	1,476	1,492	1,705	1,734
Other	22	22	22	22	33	33
Total debt and other securities	$1,547	$1,526	$1,497	$1,514	$1,738	$1,766
Average remaining life of debt securities(1)	3.4 years		3.3 years		4.0 years
Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	$27	$26	$34	$34	$41	$40
FNMA	68	71	96	100	134	139
FHLMC	84	87	115	120	154	159
Collateralized mortgage obligations:
GNMA	94	94	—	—	—	—
FNMA	738	730	694	682	797	761
FHLMC	359	355	353	350	396	379
Non-agency issued	—	—	—	—	12	13
Total collateralized mortgage obligations	1,191	1,179	1,047	1,032	1,205	1,152
Total residential mortgage-backed securities	1,369	1,364	1,291	1,286	1,534	1,490
Commercial mortgage-backed securities	1,067	1,085	1,450	1,500	1,759	1,831
Total mortgage-backed securities	$2,437	$2,449	$2,741	$2,786	$3,294	$3,321
Average remaining life of mortgage-backed securities(1)	3.2 years		3.6 years		4.6 years
Collateralized loan obligations:	$1,192	$1,186	$1,001	$1,016	$1,392	$1,431
Average remaining life of collateralized loan obligations(1)	4.6 years		3.4 years		3.8 years
Asset-backed securities collateralized by:
Student loans	$170	$171	$228	$235	$306	$312
Credit cards	20	20	42	42	73	73
Auto loans	66	66	193	194	331	335
Other	53	53	127	127	186	186
Total asset-backed securities	$309	$310	$591	$599	$896	$905
Average remaining life of asset-backed securities(1)	1.8 years		2.2 years		2.7 years
Total securities available for sale	$5,485	$5,471	$5,830	$5,915	$7,319	$7,423
Average remaining life of investment securities available for sale(1)	3.5 years		3.5 years		4.0 years

	2015		2014		2013
(dollars in millions)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities held to maturity:
Debt securities, U.S. government agencies	$42	$42	$60	$60	$5	$5
Residential mortgage-backed securities:
GNMA	17	17	12	12	17	17
FNMA	93	92	118	118	146	143
FHLMC	50	50	65	65	81	81
Collateralized mortgage obligations:
GNMA	1,571	1,579	1,755	1,779	1,713	1,727
FNMA	2,297	2,279	1,965	1,954	1,074	1,027
FHLMC	2,318	2,319	1,967	1,976	1,007	989
Total collateralized mortgage obligations	6,186	6,177	5,687	5,709	3,793	3,742
Total residential mortgage-backed securities	6,345	6,336	5,882	5,904	4,037	3,983
Total securities held to maturity	$6,388	$6,378	$5,942	$5,964	$4,042	$3,988
Average remaining life of investment securities held to maturity(1)	4.6 years		5.1 years		5.0 years

(1)	Average remaining life is computed utilizing estimated maturities and prepayment assumptions.
The net unamortized purchase premiums on our CMO portfolio amounted to $72 million, or 1.0% of the portfolio, at December 31, 2015 and $78 million, or 1.2% of the portfolio, at December 31, 2014. The net unamortized purchase premiums on our other residential mortgage-backed securities decreased to $7 million, or 2.2% of the portfolio, at December 31, 2015, from $9 million, or 2.1% of the portfolio, at December 31, 2014.
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
Our holdings in residential mortgage-backed securities were 65% and 61% of our total investment securities portfolio at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, all of our residential mortgage-backed securities in our available for sale portfolio were issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At December 31, 2015 and 2014, 11% and 14%, respectively, of our investment securities were variable rate, and are predominantly CLOs.
Our investment in FHLB stock consisted of $280 million of FHLB of New York common stock at December 31, 2015 and of $256 million and $25 million of FHLB of New York common stock and FHLB of Boston common stock, respectively, at December 31, 2014. Our investment in FRB stock amounted to $131 million at December 31, 2015 and 2014.

The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
December 31, 2015
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$7,377	$7,356	$7,356	$—	$—	$—	$—
Residential mortgage-backed securities	338	344	344	—	—	—	—
Debt securities	365	365	355	10	—	—	—
Total	8,080	8,065	8,055	10	—	—	—
Commercial mortgage-backed securities	1,067	1,085	620	388	77	—	—
Collateralized loan obligations	1,192	1,186	830	350	6	—	—
Asset-backed securities	309	310	273	37	—	—	—
Corporate debt	828	801	—	181	111	509	1
States and political subdivisions	374	379	220	138	1	—	21
Other	22	22	—	—	—	—	22
Total investment securities	$11,872	$11,848	$9,996	$1,104	$196	$509	$44
December 31, 2014
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$6,734	$6,741	$6,741	$—	$—	$—	$—
Residential mortgage-backed securities	438	448	448	—	—	—	—
Debt securities	272	277	266	11	—	—	—
Total	7,445	7,466	7,455	11	—	—	—
Commercial mortgage-backed securities	1,450	1,500	928	406	166	—	—
Collateralized loan obligations	1,001	1,016	721	273	21	—	—
Asset-backed securities	591	599	497	101	—	—	—
Corporate debt	820	823	—	102	193	526	1
States and political subdivisions	444	453	260	170	2	—	22
Other	22	22	—	—	—	—	22
Total investment securities	$11,772	$11,879	$9,862	$1,064	$382	$526	$45
The weighted average credit rating of our portfolio was AA at December 31, 2015 and 2014.
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
Our Corporate Debt portfolio included $623 million and $594 million of High Yield bonds at December 31, 2015 and 2014, respectively. Our High Yield bonds are not structured and therefore, are susceptible to company specific liquidity and credit risks. The High Yield portfolio is well diversified with an average hold size of $7 million and rating of Ba2/BB. Approximately 13% and 16% of the High Yield bond portfolio amortized cost consisted of companies rated Investment Grade at December 31, 2015 and 2014, respectively. Currently $96 million, or less than 1%, of our total investment securities portfolio, consists of companies exposed to the energy sector. This subset of the portfolio with exposure to energy is very granular with an average security exposure of $6 million and largest exposure of $10 million. The portfolio is liquid with regular trading activity. As of December 31, 2015, the energy portfolio had a net unrealized loss of $20 million, compared to $4 million at December 31, 2014. The remainder of the High Yield portfolio, which amounted to $527 million, had an unrealized loss of $9 million. During the fourth quarter, continued declines in commodity prices, Federal Reserve tightening and global economic concerns led to decreased demand for credit sensitive instruments that hurt the stock markets and widened credit spreads. As a result, valuations in the High Yield portfolio declined. More recently, global concerns and lower commodity prices, particularly oil, have continued to send equity and High Yield bond prices lower. As of January 29, 2016, the energy portfolio net unrealized loss has increased to $26 million and the remainder of the High Yield portfolio unrealized loss increased to $9 million.  The High Yield bond portfolio is actively monitored and reviewed, including at the monthly Credit Portfolio Oversight Committee and additional High Yield portfolio review meetings with senior management. Each individual bond is also reviewed to determine if it is other than temporarily impaired. Of the $509 million corporate debt rated BB or less, $68 million consists of companies exposed to the energy sector.
Our CMBS portfolio had an amortized cost of $1.1 billion at December 31, 2015. The net unamortized premiums on our CMBS portfolio amounted to $4 million, or 0.4% of the portfolio at December 31, 2015 and $28 million, or 2.0% of the portfolio at December 31, 2014. Gross unrealized losses on our CMBS portfolio amounted to less than $100 thousand at December 31, 2015 and $0.2 million at December 31, 2014. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 93% of this portfolio was rated A or higher at December 31, 2015. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.
The following table provides information on the credit enhancements of securities in our CMBS portfolio at December 31:

	2015		2014
Credit enhancement	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$875	82%	$1,075	74%
25 - 30%	142	13	223	16
20 - 25%	50	5	118	8
18 - 20%	—	—	33	2
Total	$1,067	100%	$1,450	100%
Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.2 billion at December 31, 2015. Gross unrealized losses on our CLO portfolio amounted to $11 million and $3 million at December 31, 2015 and December 31, 2014, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 2.5% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Approximately three quarters of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As of December 31, 2015, we have purchased $600 million of newly issued CLO investments that we believe to be exempt from the Volcker Rule. These CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.
As shown in the table above, of the underlying investment ratings of our portfolio, 99% of our CLO portfolio was rated A or higher at December 31, 2015 and significant credit enhancements for our securities provide us protection from default.

The following table provides information on the credit enhancements for our securities in our CLO portfolio at December 31:

	2015		2014
Credit Enhancement	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$91	8%	$73	7%
35 - 40%	172	14	224	23
30 - 35%	61	5	83	8
25 - 30%	300	25	223	22
20 - 25%	252	21	133	13
15 - 20%	310	26	240	24
10 - 15%	6	1	25	3
0 - 10%	—	—	—	—
Total	$1,192	100%	$1,001	100%

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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-

term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $5.5 billion outstanding at December 31, 2015.
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
We have included the Company's credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of December 31, 2015:

	Moody's	S&P	Fitch
Senior unsecured	Ba1	BBB-	BBB-
Subordinated debt	Ba1	BB+	BB+
Following the announcement of the Merger, each of the rating agencies have published updated reports regarding their view of the impact of the Merger on the Company’s credit ratings. During the fourth quarter 2015, Standard and Poor (“S&P”) affirmed the Company’s long term issuer rating of BBB- (which is at the investment grade minimum), but moved their outlook from stable to positive. Similarly in the fourth quarter 2015, Moody’s placed the Company’s ratings on review for upgrade and Fitch placed the Company’s ratings on Rating Watch Positive. Although the rating agencies currently hold positive outlooks for our ratings, there can be no assurances that we will maintain our current ratings and future downgrades could have adverse consequences for us.
Our total collateralized wholesale borrowings amounted $5.5 billion and $5.0 billion at December 31, 2015 and 2014, respectively. In addition to this amount, we had additional collateralized wholesale borrowing capacity of $4.9 billion and $5.7 billion at December 31, 2015 and 2014, respectively, from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $0.9 billion was available at the Federal Reserve's discount window at both December 31, 2015 and 2014.
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
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a $100 million line of credit facility with a bank, and the issuance of debt and equity securities. Our line of credit facility with a bank has never been drawn and is not a significant component of our CFP. The primary uses of the Company's liquidity are dividends to common and preferred stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $394 million at December 31, 2015. As of December 31, 2015, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to common and preferred stockholders without reliance on dividends from the Bank.
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
While the size of our 2014 $1.1 billion goodwill impairment charge did not adversely impact our capital ratios, it did impact our regulatory dividend capacity formula. Simply stated, even though the non-cash goodwill charge did not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company in the future. Following the goodwill impairment charge, we were also required to consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders through the payment of dividends for the second quarter of 2015.
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
The Bank paid dividends of $100 million and $80 million to the Company during 2015 and 2014, respectively. Additionally, the Bank made $90 million and $85 million in capital distributions to the Company during 2015 and 2014, respectively.

Borrowings
The following table shows certain information about our borrowings for the dates indicated:

	At or for the year ended December 31,
(dollars in millions)	2015	2014	2013
Period-end balance:
FHLB advances	$5,525	$5,049	$4,304
Repurchase agreements	399	423	518
Senior notes	298	298	298
Subordinated notes	299	298	298
Junior subordinated debentures	115	114	113
Other borrowings	21	23	25
Total borrowings	$6,657	$6,206	$5,556
Maximum balance at any month end:
FHLB advances	$5,525	$5,049	$4,304
Repurchase agreements	481	570	593
Senior notes	298	298	298
Subordinated notes	299	298	298
Junior subordinated debentures	115	114	113
Other borrowings	23	25	25
Average balance:
FHLB advances	$4,744	$4,168	$3,157
Repurchase agreements	437	509	587
Senior notes	298	298	298
Subordinated notes	298	298	298
Junior subordinated debentures	114	113	112
Other borrowings	23	24	25
Period-end weighted average interest rate:
FHLB advances	0.76%	0.48%	0.46%
Repurchase agreements	0.10	0.14	0.18
Senior notes	6.75	6.75	6.75
Subordinated notes	7.25	7.25	7.25
Junior subordinated debentures	2.83	2.57	2.65
Other	3.95	3.94	3.92
Weighted average maturity (years):
FHLB advances	0.5	0.5	0.4
Senior notes	4.2	5.2	6.2
Subordinated notes	6.0	7.0	8.0
Junior subordinated debentures	19.6	20.7	21.7
Other	10.2	11.1	11.9
Borrowings increased to $6.7 billion at December 31, 2015 from $6.2 billion at December 31, 2014. Long-term borrowings increased $1.6 billion to $2.3 billion while short-term borrowings decreased by $1.1 billion from December 31, 2014 to $4.3 billion.
At December 31, 2015, wholesale borrowings totaled $6.2 billion. Wholesale borrowings are generally used as an alternative to deposit funding. Wholesale funding is generally utilized over deposits if the wholesale funding can be originated at lower incremental costs than deposits or if the structure of the wholesale borrowing is more advantageous to the bank's interest rate risk or for hedging the bank's balance sheet.

Our junior subordinated debentures include amounts related to First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2015. The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $28 million, was $115 million at December 31, 2015. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2015 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.
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
Deposits
The table below contains selected information on the composition of our deposits as of December 31:

	2015			2014			2013
(dollars in millions)	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
Core deposits:
Savings	$3,390	11.8%	0.09%	$3,452	12.4%	0.09%	$3,667	13.8%	0.10%
Interest-bearing checking	5,479	19.1	0.03	5,084	18.3	0.03	4,744	17.8	0.04
Money market deposits	10,654	37.1	0.29	9,962	35.8	0.22	9,740	36.5	0.21
Noninterest-bearing	5,835	20.3	—	5,407	19.5	—	4,866	18.2	—
Total core deposits	25,357	88.3	0.14	23,906	86.0	0.11	23,016	86.3	0.12
Certificates	3,344	11.7	0.84	3,876	14.0	0.69	3,649	13.7	0.68
Total deposits	$28,701	100.0%	0.23%	$27,781	100.0%	0.19%	$26,665	100.0%	0.20%

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(in millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
December 31, 2015
Core deposits:
Savings	$2,182	$183	$225	$800	$3,390
Interest-bearing checking	3,507	686	583	703	5,479
Money market deposits	6,851	1,365	934	1,503	10,654
Noninterest-bearing	3,571	804	648	812	5,835
Total core deposits	16,111	3,038	2,390	3,817	25,357
Certificates	2,068	431	280	564	3,344
Total deposits	$18,180	$3,469	$2,670	$4,382	$28,701
December 31, 2014
Core deposits:
Savings	$2,223	$170	$218	$842	$3,452
Interest-bearing checking	3,083	674	672	656	5,084
Money market deposits	6,455	1,205	895	1,407	9,962
Noninterest-bearing	3,219	830	636	722	5,407
Total core deposits	14,980	2,878	2,421	3,627	23,906
Certificates	2,421	450	300	705	3,876
Total deposits	$17,401	$3,329	$2,720	$4,331	$27,781

(1)
Includes brokered money market deposits of $420 million and $412 million at December 31, 2015 and December 31, 2014, respectively, and brokered certificates of deposit of $941 million and $1.2 billion at December 31, 2015 and December 31, 2014, respectively.

The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $250,000 and greater at December 31, 2015:

(in millions)	Over $250,000
Less than three months	$52
Over three months to six months	10
Over six months to 12 months	33
Over 12 months	120
Total	$215
Our total deposits increased $920 million, or 3%, from December 31, 2014 to $28.7 billion at December 31, 2015. Our strategic focus remains on efforts to grow our customer base, re-position our account mix and introduce new products and services that further enhance our value proposition to customers. Recent investments in mobile banking and remote deposit capture have further enhanced customers’ ability to transact in the delivery channel of their choice while at the same time lowering our cost to acquire and serve such customers. Current and anticipated investments as part of our Strategic Investment Plan in new digital features and functionalities such as online account opening will further enhance customers’ ability to do business with us across all delivery channels.

Transactional deposits, which include interest-bearing and noninterest bearing checking balances, increased $822 million, or 8%, from December 31, 2014. Transactional deposits currently represent 39% of our deposit base, up from 38% a year ago. Money market balances increased 7% from December 31, 2014 driven by strength in commercial deposits and promotional campaigns while interest-bearing checking balances increased 8% driven by growth in municipal and retail balances. Noninterest-bearing checking balances increased $427 million, or 8%, from December 31, 2014, driven by higher municipal and commercial deposits. Total commercial deposits increased 10% from December 31, 2014 to December 31, 2015.
The 14% decrease in certificates of deposit from December 31, 2014 to December 31, 2015 reflects decreases across retail, municipal, and brokered certificates of deposit. The terms on the brokered certificates of deposit are between six months and 24 months with interest rates ranging between 0.25% and 1.15%.
The average cost of interest-bearing deposits for the year ended December 31, 2015 of 0.29% increased five basis points from the year ended December 31, 2014, reflecting the impact of promotional pricing campaigns to gather money market deposit balances as well as purchase accounting mark to market adjustments on maturing certificates of deposit.
Contractual Obligations and Other Commitments(1)
The following table indicates certain of our funding obligations by time remaining until maturity as of December 31, 2015:

(in millions)	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	Over 5 years	Total
Certificates of deposit	$1,763	$1,175	$385	$21	$3,344
Long-term borrowings	1,275	300	—	712	2,287
Commitments to extend credit (2)	11,609	—	—	—	11,609
Standby letters of credit (2)	252	—	—	—	252
Operating leases	35	59	48	71	213
Purchase obligations	30	5	—	—	35
Capital leases	3	5	5	13	27
Partnership investment commitments	47	14	1	3	64
Other	3	7	7	19	36
Total contractual obligations	$15,017	$1,566	$445	$838	$17,866

(1)	Amounts do not include contractual interest.

(2)
We do not expect all of our commitments to extend credit and standby letters of credit to be fully funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $9.9 billion available under lines of credit and credit cards.

Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $11.7 billion and $11.0 billion at December 31, 2015 and 2014, respectively.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit increased to $4.1 billion at December 31, 2015 from $3.8 billion at December 31, 2014, and our unused home equity and other consumer lines of credit increased to $5.8 billion at December 31, 2015 from $5.3 billion at the end of 2014. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $252 million and $266 million at December 31, 2015 and 2014, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above, our commitments to sell residential mortgages decreased to $130 million at December 31, 2015 from $137 million at the end of 2014.

Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information as of December 31, 2015 regarding the carrying value, weighted average yields and contractual maturities of our investment securities portfolio. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of certain of our tax exempt investment securities have not been factored into the yield calculations in this table:

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
(dollars in millions)	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
Investment securities available for sale
Debt securities:
States and political subdivisions	$175	3.40%	$168	3.45%	$34	3.62%	$1	6.27%	$379	3.45%
U.S. Treasury	20	1.58	35	1.49	—	—	—	—	55	1.52
U.S. government sponsored enterprises	34	3.16	55	3.16	177	2.27	2	0.61	269	2.55
Corporate	95	3.64	287	3.89	414	5.06	5	1.34	801	4.46
Total debt securities	324	3.33	545	3.53	626	4.19	9	1.94	1,504	3.76
Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	—	8.78	—	9.58	3	3.59	23	2.58	26	2.69
FNMA	—	5.65	2	4.73	22	3.74	47	3.28	71	3.47
FHLMC	—	5.75	5	5.15	50	3.50	32	3.25	87	3.51
Collateralized mortgage obligations:
GNMA	—	—	—	—	20	2.44	74	2.40	94	2.41
FNMA	25	2.31	—	8.77	—	2.60	705	2.14	730	2.15
FHLMC	—	—	—	3.90	—	3.90	355	2.25	355	2.25
Total collateralized mortgage obligations	25	2.31	—	3.90	20	2.44	1,134	2.19	1,179	2.20
Total residential mortgage-backed securities	25	2.37	8	5.03	94	3.33	1,237	2.27	1,364	2.36
Commercial mortgage-backed securities	—	—	—	—	—	—	1,085	3.99	1,085	3.99
Total mortgage-backed securities	25	2.37	8	5.03	94	3.33	2,322	3.07	2,449	3.08
Collateralized loan obligations	—	—	49	2.83	577	3.05	560	2.84	1,186	2.94
Asset-backed securities	—	—	109	2.37	32	2.47	169	3.04	310	2.75
Other (1)	—	—	—	—	—	—	—	—	22	6.94
Total securities available for sale	$350	3.26%	$710	3.18%	$1,330	3.62%	$3,060	3.04%	$5,471	3.23%

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
(dollars in millions)	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
Investment securities held to maturity
Debt securities, U.S. government agencies	$—	—%	$7	2.20%	$35	2.27%	$—	—%	$42	2.26%
Residential mortgage-backed securities:
GNMA	—	—	1	2.96	4	3.22	11	3.24	17	3.22
FNMA	—	—	6	3.81	14	2.74	74	2.92	93	2.95
FHLMC	—	—	3	4.21	28	2.42	19	3.38	50	2.89
Collateralized mortgage obligations:
GNMA	—	—	—	—	95	2.46	1,477	2.67	1,571	2.66
FNMA	45	2.39	2	3.17	110	2.47	2,141	2.26	2,297	2.27
FHLMC	25	2.27	1	3.89	10	2.76	2,282	2.37	2,318	2.37
Total collateralized mortgage obligations	69	2.35	3	3.51	214	2.48	5,899	2.41	6,186	2.41
Total residential mortgage-backed securities	69	2.35	13	3.76	260	2.50	6,003	2.42	6,345	2.42
Total securities held to maturity	$69	2.35%	$20	3.18%	$295	2.47%	$6,003	2.41%	$6,388	2.42%

(1)	Other securities available for sale include investments with no stated maturity date.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at December 31, 2015 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. At December 31, 2015 and 2014, 55% and 51%, respectively, of loans were variable rate and unencumbered by floors. The impact of loan floors on our net interest income sensitivity is not significant. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$5,562	$1,698	$115	$7,375
Construction	1,255	14	9	1,278
Business	4,788	997	228	6,013
Total commercial	11,604	2,709	352	14,665

Consumer:
Residential real estate	888	1,430	1,036	3,355
Home equity	2,549	352	168	3,069
Indirect auto	950	1,418	25	2,393
Credit cards	311	—	—	311
Other consumer	150	65	30	245
Total consumer	4,848	3,265	1,259	9,372
Total loans and leases	$16,453	$5,974	$1,611	$24,038

For the loans reported in the preceding table, the following sets forth at December 31, 2015, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2016:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$673	$1,140	$1,813
Construction	21	2	23
Business	1,134	91	1,225
Total commercial	1,828	1,234	3,061

Consumer:
Residential real estate	1,479	988	2,467
Home equity	510	10	519
Indirect auto	1,443	—	1,443
Credit cards	—	—	—
Other consumer	95	—	95
Total consumer	3,526	998	4,524
Total loans and leases	$5,354	$2,231	$7,585
The following table sets forth at December 31, 2015, the dollar amount of all of our fixed-rate loans due after December 31, 2016 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$603	$191	$110	$654	$22	$1,581
2 to 3 years	467	172	94	431	18	1,183
3 to 5 years	446	282	139	332	24	1,223
Total 1 to 5 Years	1,517	645	342	1,418	65	3,987
5 to 10 years	271	423	146	25	20	885
More than 10 years	40	411	22	—	10	483
Total	$1,828	$1,479	$510	$1,443	$95	$5,354
The following table sets forth at December 31, 2015, the dollar amount of all of our adjustable-rate loans due after December 31, 2016 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
	(in millions)
1 to 2 years	$436	$327	$10	$773
2 to 3 years	364	161	—	525
3 to 5 years	393	297	—	690
Total 1 to 5 Years	1,192	785	10	1,987
5 to 10 years	41	201	—	243
More than 10 years	—	1	—	1
Total	$1,234	$988	$10	$2,231
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

	Calculated increase (decrease)
	December 31, 2015		December 31, 2014
Changes in interest rates(1)	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points (gradual)(2)	$58	5.4%	$53	4.9%
+ 100 basis points (gradual)	27	2.5	28	2.6
- 50 basis points (gradual)	(23)	(2.1)	(15)	(1.4)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than -5% under this scenario.

(2)
Under a shock scenario where interest rates increase 200 basis points immediately, net interest income was estimated to increase by approximately 11.6% and 9.7% at December 31, 2015 and 2014, respectively.

Assumptions / Limitations: The assumption of maintaining a static balance sheet and parallel rate shocks are key elements of this assessment of interest rate risk exposure. Certain variable impacts on these assumptions, such as the direction of future interest rates not moving in a parallel manner across the yield curve and how the balance sheet will dynamically respond and shift based on a change in future interest rates and how the Company will actually respond, are not contemplated in these measures and limit the predictive value of these scenarios. The Company is cognizant of the methodology and assumptions used in these standard interest rate risk measures, along with their resultant benefits and limitations. Key variables not included in these interest rate risk measures include, but are not limited to:

▪
Rates are unlikely to change in a parallel manner: There will likely be changes in yield curve slope and the spread between key market indices. For example, the 10-year U.S. Treasury Bond yielded 2.17% at December 31, 2014 and yielded 2.27% as of December 31, 2015 while the 2-year U.S. Treasury yielded 0.67% to 1.06% over that same period resulting in the spread difference between the yields decreasing from 150 bps at December 31, 2014 to 121 bps at December 31, 2015. The dynamic of the short end of the yield curve increasing more than the long end of the yield curve is referred to as a “bear flattener.” With different points of the interest rate curve moving in varying degrees, the balance sheet may dynamically adjust and not remain static as assumed in the standard interest rate risk measures. Examples of mix shifts in the balance sheet include, but are not limited to, shifts between variable and fixed rate assets originated and the composition and absolute levels of deposit categories.

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

▪
Responses to the competitive environment: Deposit reactivity, a key determinant to quantify interest rate risk and estimates of profitability, is also driven by the competitive environment for deposits. Our deposit reactivity modeling, like most others, is derived from experience in prior rate cycles. The prolongation of the low rate environment, including the actions taken by the Federal Reserve to keep interest rates low through its Quantitative Easing program and the resulting excess liquidity in the financial system, renders historical modeling and experience of how non-contractual deposits may actually react in an increasing interest rate environment potentially less effective as the historical data set is not representative of current dynamics and may not be a good indicator of future performance. Equally, the release by the Federal Reserve during September 2014 of its mechanisms for how they will raise interest rates when the decision is made to do so include, in addition to conventional measures such as increases to the Federal Funds Rate, new tools such as paying interest on excess reserves and the use of reverse repurchase agreements. The impact of these new tools as excess liquidity is reversed from the financial system is unprecedented. Additionally, the potential increases to the competitive pressures amongst financial institutions to retain deposits is not contemplated in the historical data set and thus modeling output.

▪
Static balance sheet: These measurements assume the balance sheet remains static as of the last day in the year with no net growth or change in balance sheet composition. The balance sheet on that particular day may not appropriately represent the typical balance sheet. In particular, on December 31, 2015, a larger than typical overnight cash position at the Federal Reserve had a positive impact on net interest income sensitivity given the daily re-pricing nature of that asset. As a result, the net interest income sensitivity reflected may be temporary based on the specific dynamics balance sheet on the measurement date.

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

•	The converse of the above would apply to falling rate environments.

The following table shows our EVE sensitivity profile as of December 31:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	2015	2014
- 100 basis points	(4.0)%	(3.6)%
+ 100 basis points	(3.0)	(2.2)
+ 200 basis points (1)	(7.6)	(7.1)
+ 300 basis points (2)	(12.9)	(13.0)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
Our EVE measures remained consistent as growth in variable rate commercial loans was offset by the continued migration to fixed rate collateralized mortgage obligations.
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

As of December 31, 2015, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
Beginning on January 1, 2015, we became subject to the federal banking agencies' capital rules which were issued in July 2013 to implement the Basel Committee's December 2010 capital framework known as "Basel III" and certain provisions of the Dodd-Frank Act (the "New Capital Rules"). The New Capital Rules are subject to phase-in periods for certain of their components, with full phase-in to be completed by January 1, 2019.
Our Tier 1 risk-based capital ratio on a consolidated basis was 10.08% and 9.81% at December 31, 2015 and 2014, respectively. Our common equity Tier 1 capital ratio under Basel III was 8.55% at December 31, 2015 and our Tier 1 common capital ratio was 8.20% at December 31, 2014. The change in regulatory capital ratios from December 31, 2014 to December 31, 2015 reflected a positive impact related to the implementation of Basel III for both the Company and the Bank. The positive impact resulted from the benefits of a reduction in disallowed intangibles and deferred tax assets as well as overall risk-weighted assets slightly decreasing.
Due to the $1.1 billion goodwill impairment charge we recorded in the third quarter of 2014, we are required to obtain regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company until the first quarter of 2017 based on their calculation formula. We were also required to consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders through the payment of dividends for the second quarter of 2015.
While we cannot be assured that the OCC will approve our quarterly dividend requests going forward, based on conversations with the regulators and barring any unforeseen future developments that would materially impact our profitability, we believe that we can maintain our holding company common and preferred dividend payments at their current levels.
During 2015, our stockholders’ equity increased $34 million driven primarily by our net income of $224 million, $12 million in actuarial gains, net of taxes, on our benefit plans, and an increase of $10 million related to stock-based compensation activity, partially offset by $68 million in unrealized losses, net of taxes, on our investment securities available for sale, $113 million, or $0.32 per share, in common stock dividends, and $30 million in preferred stock dividends.
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
At December 31, 2015, we held 11 million shares of our common stock as treasury shares. During 2015, we did not repurchase any shares of our common stock. We currently have authorization from our Board of Directors to repurchase an additional 12 million shares as part of our capital management initiatives. We issued 1 million shares from treasury stock in connection with exercises of stock options and grants of restricted stock awards during 2015. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
A discussion regarding our management of market risk is included in “Market Risk” in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2015 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2015.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited First Niagara Financial Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated February 10, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Buffalo, New York
February 10, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

KPMG LLP
Buffalo, New York
February 10, 2016

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in millions, except share and per share amounts)

	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$672	$420
Investment securities:
Available for sale, at fair value (amortized cost of $5,485 and $5,830 in 2015 and 2014; includes pledged securities that can be sold or repledged of $91 and $39 in 2015 and 2014)	5,471	5,915
Held to maturity, at amortized cost (fair value of $6,378 and $5,964 in 2015 and 2014; includes pledged securities that can be sold or repledged of $9 and $128 in 2015 and 2014)	6,388	5,942
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	410	412
Loans held for sale	46	40
Loans and leases (net of allowance for loan losses of $242 and $234 in 2015 and 2014)	23,796	22,803
Bank owned life insurance	437	426
Premises and equipment, net	410	407
Goodwill	1,348	1,350
Core deposit and other intangibles, net	48	67
Other assets	892	769
Total assets	$39,918	$38,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$28,701	$27,781
Short-term borrowings	4,349	5,472
Long-term borrowings	2,308	734
Other	434	471
Total liabilities	35,792	34,458
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2015 and 2014	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2015 and 2014	4	4
Additional paid-in capital	4,231	4,235
Accumulated deficit	(255)	(330)
Accumulated other comprehensive (loss) income	(48)	9
Treasury stock, at cost, 11,239,793 and 12,613,836 shares in 2015 and 2014	(143)	(162)
Total stockholders’ equity	4,126	4,093
Total liabilities and stockholders’ equity	$39,918	$38,551
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Interest income:
Loans and leases	$849	$847	$845
Investment securities and other	349	361	365
Total interest income	1,198	1,207	1,210
Interest expense:
Deposits	66	53	53
Borrowings	76	69	64
Total interest expense	142	122	117
Net interest income	1,056	1,086	1,093
Provision for credit losses	76	96	105
Net interest income after provision for credit losses	980	990	988
Noninterest income:
Deposit service charges	88	90	104
Insurance commissions	66	66	67
Merchant and card fees	52	50	49
Wealth management services	60	61	58
Mortgage banking	21	18	18
Capital markets income	19	18	22
Lending and leasing	17	18	17
Bank owned life insurance	13	15	17
Other income	7	(26)	12
Total noninterest income	342	310	366
Noninterest expense:
Salaries and employee benefits	452	463	461
Occupancy and equipment	105	112	111
Technology and communications	148	127	115
Marketing and advertising	38	35	20
Professional services	63	56	39
Amortization of intangibles	19	27	40
Federal deposit insurance premiums	43	40	35
Restructuring charges	21	22	—
Goodwill impairment	—	1,100	—
Deposit account remediation	—	22	—
Merger and acquisition integration expenses	14	—	—
Other expense	115	120	110
Total noninterest expense	1,019	2,124	931
Income (loss) before income taxes	302	(824)	423
Income tax (benefit)	79	(109)	128
Net income (loss)	224	(715)	295
Preferred stock dividend	30	30	30
Net income (loss) available to common stockholders	$193	$(745)	$265
Earnings (loss) per share:
Basic	$0.55	$(2.13)	$0.75
Diluted	0.54	(2.13)	0.75
Weighted average common shares outstanding:
Basic	351	350	350
Diluted	353	350	350
Dividends per common share	$0.32	$0.32	$0.32
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$224	$(715)	$295
Other comprehensive loss, net of income taxes:
Securities available for sale:
Net unrealized losses arising during the year	(62)	(12)	(109)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity during the year	—	—	(34)
Net unrealized losses on securities available for sale	(62)	(12)	(143)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains on securities transferred during the year	—	—	34
Less: amortization of net unrealized holding gains to income during the year	(6)	(8)	(12)
Net unrealized holding (losses) gains on securities transferred during the year	(6)	(8)	22
Net unrealized (losses) gains on interest rate swaps designated as cash flow hedges arising during the year	(1)	1	1
Pension and post-retirement actuarial gains (losses)	12	(34)	25
Total other comprehensive loss	(56)	(53)	(95)
Total comprehensive income (loss)	$167	$(768)	$200
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2013	$338	$4	$4,231	$399	$157	$(18)	$(184)	$4,927
Net income	—	—	—	295	—	—	—	295
Total other comprehensive loss, net	—	—	—	—	(95)	—	—	(95)
ESOP shares committed to be released (177,942 shares)	—	—	—	—	—	1	—	2
Stock-based compensation expense	—	—	9	—	—	—	—	9
Net tax expense from stock-based compensation	—	—	(1)	—	—	—	—	(1)
Restricted stock activity (1,320,324 shares)	—	—	(4)	(15)	—	—	19	(1)
Preferred stock dividends				(30)				(30)
Common stock dividends of $0.32 per share	—	—	—	(112)	—	—	—	(112)
Balances at December 31, 2013	338	4	4,235	536	62	(17)	(165)	4,993
Net loss	—	—	—	(715)	—	—	—	(715)
Total other comprehensive loss, net	—	—	—	—	(53)	—	—	(53)
ESOP shares committed to be released (297,080 shares)	—	—	—	—	—	2	—	2
Repurchase of shares upon ESOP termination (1,704,290)	—	—	—	—	—	15	(14)	1
Stock-based compensation expense	—	—	11	—	—	—	—	11
Net tax expense from stock-based compensation	—	—	(1)	—	—	—	—	(1)
Restricted stock activity (1,151,193 shares)	—	—	(11)	(8)	—	—	17	(2)
Preferred stock dividends				(30)				(30)
Common stock dividends of $.32 per share	—	—	—	(113)	—	—	—	(113)
Balances at December 31, 2014	338	4	4,235	(330)	9	—	(162)	4,093
Net income	—	—	—	224	—	—	—	224
Total other comprehensive loss, net	—	—	—	—	(56)	—	—	(56)
Stock-based compensation expense	—	—	13	—	—	—	—	13
Exercise of stock options and restricted stock activity (1,374,043 shares)	—	—	(17)	(6)	—	—	19	(3)
Preferred stock dividends	—	—	—	(30)	—	—	—	(30)
Common stock dividends of $0.32 per share	—	—	—	(113)	—	—	—	(113)
Balances at December 31, 2015	$338	$4	$4,231	$(255)	$(48)	$—	$(143)	$4,126
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$224	$(715)	$295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	1,100	—
Amortization of fees and discounts, net	23	45	49
Provision for credit losses	76	96	105
Depreciation of premises and equipment	78	58	53
Amortization of intangibles	19	27	40
Origination of loans held for sale	(754)	(648)	(1,295)
Proceeds from sales of loans held for sale	755	668	1,412
ESOP and stock based-compensation expense	13	13	11
Deferred income tax expense (benefit)	6	(150)	5
Other, net	(77)	(10)	40
Net cash provided by operating activities	364	484	716
Cash flows from investing activities:
Proceeds from sales of securities available for sale	271	331	485
Proceeds from maturities of securities available for sale	339	371	196
Principal payments received on securities available for sale	1,064	952	1,124
Purchases of securities available for sale	(1,362)	(162)	(1,497)
Principal payments received on securities held to maturity	1,388	781	868
Purchases of securities held to maturity	(1,917)	(2,743)	(636)
Proceeds from maturities of securities held to maturity	53	35	—
Proceeds from sales of (payments for purchases of) Federal Home Loan Bank and Federal Reserve Bank common stock	1	57	(49)
Net increase in loans and leases	(1,058)	(1,634)	(1,767)
Purchases of premises and equipment	(99)	(57)	(67)
Other, net	(17)	(68)	(32)
Net cash used in investing activities	(1,337)	(2,136)	(1,375)
Cash flows from financing activities:
Net increase (decrease) in deposits	920	1,119	(1,004)
(Repayments of) proceeds from short-term borrowings, net	(1,123)	650	1,839
Proceeds from long-term borrowings	1,575	—	—
Repayments of long-term borrowings	(2)	(2)	—
Repurchase of shares upon ESOP termination	—	(14)	—
Dividends paid on noncumulative preferred stock	(30)	(30)	(30)
Dividends paid on common stock	(113)	(113)	(112)
Other, net	—	(1)	(1)
Net cash provided by financing activities	1,225	1,610	692
Net increase (decrease) in cash and cash equivalents	252	(43)	32
Cash and cash equivalents at beginning of period	420	463	431
Cash and cash equivalents at end of period	$672	$420	$463
Supplemental disclosures
Cash paid during the period for:
Income taxes	$66	$52	$57
Interest expense	138	123	126
Other noncash activity:
Securities available for sale purchased not settled	—	18	—
Securities transferred from available for sale to held to maturity (at fair value)	—	—	3,001
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014, and 2013
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
We return loans to accrual status when principal and interest payments are current, we expect full collectibility of principal and interest, and a consistent repayment record has been demonstrated.
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
We consider a loan impaired when, based on current information, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. Nonaccrual commercial real estate and business loans greater than $1 million are evaluated individually for impairment. Additionally, all loans modified in a troubled debt restructuring (“TDR”), regardless of size, are considered impaired. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent.
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

To the extent that we cannot reasonably estimate cash flows, interest income recognition is discontinued.  The unit of account for loans in pools accounted for under ASC 310-30 by analogy is the pool of loans.  Accordingly, as long as we can reasonably estimate cash flows for the pool as a whole, accretable yield on the pool is recognized and all individual loans within the pool - even those more than 90 days past due - would be considered to be accruing interest, and reported as such, in our financial statement disclosures, regardless of whether or not we expected to collect any principal or interest cash flows on an individual loan 90 days or more past due.
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
Consumer loan portfolio
We estimate the allowance for loan losses for our consumer loan portfolio by estimating the amount of loans that will eventually default based on their current delinquency severity. We then apply a loss rate to the amount of loans that we predict will default based on our historical net loss experience. This amount may be then adjusted, if necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. We obtain and review refreshed FICO scores on a quarterly basis, and trends are evaluated for consideration as a qualitative adjustment to the allowance. Other qualitative considerations include, but are not limited to, the evaluation of trends in property values, building permits and unemployment.
Impaired loans
We consider a commercial loan impaired, when, based on current information, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. Our threshold for evaluating commercial loans individually for impairment is $1 million. Additionally, all loans (commercial and consumer) modified in a troubled debt restructuring (“TDR”), regardless of size, are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent. We then factor any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. We typically would obtain an appraisal to use as the basis for the fair value of the underlying collateral.
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
Accounting Standards Not Yet Required to be Adopted as of December 31, 2015
In May 2014, the FASB issued guidance that improves the revenue recognition requirements for contracts with customers. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB delayed the effective date for this guidance for one year to fiscal years beginning after December 15, 2017, and we do not expect this to have a significant impact on our financial statements.
In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments granted to employees in which the terms of the award provide that a performance target, that affects vesting, could be achieved after the requisite service period. The amendments require that those performance targets should be treated as performance conditions. The guidance becomes effective for us on January 1, 2016, with early adoption permitted, and we do not expect this to have a significant impact on our financial statements.
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
In February 2015, the FASB issued guidance that amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance becomes effective for us on January 1, 2016 and we do not expect this to have a significant impact on our financial statements.
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
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The guidance becomes effective for us on January 1, 2017, and we do not expect this to have a significant impact on our financial statements.
In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets.  The guidance becomes effective for us on January 1, 2018 and we are currently evaluating the impact on our financial statements.
Pending FASB Rule Proposals
The FASB currently has two projects underway that could have a meaningful impact on bank financial statements, capital levels and regulatory capital ratios. The first project, which addresses the amount and timing of loss recognition for loans and investment securities, would generally result in an increase in overall allowance levels and lower capital levels. This project has been exposed for public comment three times since 2010. A final standard is expected to be issued in the first half of 2016 with an effective date of January 1, 2019 for calendar year entities.
The second project relates to leases and requires an operating lease to be recognized on the balance sheet as a "right to use" asset and as a corresponding liability representing the obligation to pay rent. This project would result in an increase to assets and liabilities recognized and therefore increase risk-weighted assets for regulatory capital purposes. This project has been exposed for public comment twice since 2010. A final standard is expected to be issued in 2016 with an effective date of January 1, 2019 for calendar year entities.
We are evaluating the projects as proposed and the possible range of impacts and will determine any impact of these projects to capital or future earnings once the final rules are issued.

Note 2. Business Combination
On October 30, 2015, the Company and KeyCorp (“KeyCorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into KeyCorp (the “Merger”), with KeyCorp as the surviving corporation in the Merger. The Merger Agreement was approved by the Board of Directors of each of the Company and KeyCorp.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Company shareholders will have the right to receive (i) 0.680 shares (the “Exchange Ratio”) of KeyCorp common stock, par value $1.00 per share, and (ii) $2.30 in cash, for each share of Company common stock, par value $0.01 per share. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Company preferred stock, Series B, par value $0.01 per share, will be converted into the right to receive a share of a newly created series of preferred stock of KeyCorp having such rights, preferences, privileges and voting powers not materially less favorable to such holders than such Company preferred stock.
The Merger Agreement contains customary representations and warranties from both KeyCorp and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time, its obligation to recommend that its shareholders adopt the Merger Agreement and, in the case of First Niagara, its non-solicitation obligations relating to alternative acquisition proposals.
The completion of the Merger is subject to customary conditions, including, among others, (1) the adoption of the Merger Agreement by the Company's and KeyCorp’s shareholders and the approval by KeyCorp’s shareholders of amendments to KeyCorp’s articles of incorporation, (2) authorization for listing on the New York Stock Exchange of the shares of KeyCorp common stock and KeyCorp preferred stock to be issued in the Merger, (3) the effectiveness of the registration statement on Form S-4 for the KeyCorp common stock and the KeyCorp preferred stock to be issued in the Merger, (4) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the consummation of the Merger illegal and (5) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Direct costs related to the Merger were expensed as incurred and amounted to $14 million for the year ended December 31, 2015. These costs were primarily comprised of investment banker fees and other professional services fees, employee retention expenses, and classification of compensation of certain personnel dedicated to merger integration efforts.

Note 3. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities are as follows at December 31:

	Amortized	Unrealized	Unrealized	Fair
2015	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$374	$5	$—	$379
U.S. Treasury	55	—	—	55
U.S. government sponsored enterprises	268	2	(2)	269
Corporate	828	7	(34)	801
Total debt securities	1,525	15	(36)	1,504
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	27	—	(1)	26
Federal National Mortgage Association	68	3	—	71
Federal Home Loan Mortgage Corporation	84	4	—	87
Collateralized mortgage obligations:
Government National Mortgage Association	94	—	(1)	94
Federal National Mortgage Association	738	1	(9)	730
Federal Home Loan Mortgage Corporation	359	1	(4)	355
Total collateralized mortgage obligations	1,191	2	(14)	1,179
Total residential mortgage-backed securities	1,369	10	(15)	1,364
Commercial mortgage-backed securities, non-agency issued	1,067	17	—	1,085
Total mortgage-backed securities	2,437	27	(15)	2,449
Collateralized loan obligations, non-agency issued	1,192	5	(11)	1,186
Asset-backed securities collateralized by:
Student loans	170	2	—	171
Credit cards	20	—	—	20
Auto loans	66	—	—	66
Other	53	—	—	53
Total asset-backed securities	309	3	(1)	310
Other	22	—	—	22
Total securities available for sale	$5,485	$49	$(63)	$5,471
Investment securities held to maturity:
Debt securities, U.S. government agencies	$42	$—	$—	$42
Residential mortgage-backed securities:
Government National Mortgage Association	17	—	—	17
Federal National Mortgage Association	93	—	(1)	92
Federal Home Loan Mortgage Corporation	50	—	—	50
Collateralized mortgage obligations:
Government National Mortgage Association	1,571	14	(6)	1,579
Federal National Mortgage Association	2,297	8	(26)	2,279
Federal Home Loan Mortgage Corporation	2,318	20	(19)	2,319
Total collateralized mortgage obligations	6,186	42	(51)	6,177
Total residential mortgage-backed securities	6,345	43	(53)	6,336
Total securities held to maturity	$6,388	$43	$(53)	$6,378

	Amortized	Unrealized	Unrealized	Fair
2014	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$444	$10	$—	$453
U.S. Treasury	25	—	—	25
U.S. government sponsored enterprises	187	5	—	191
Corporate	820	15	(12)	823
Total debt securities	1,476	29	(12)	1,492
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	1	(1)	34
Federal National Mortgage Association	96	5	—	100
Federal Home Loan Mortgage Corporation	115	5	—	120
Collateralized mortgage obligations:
Federal National Mortgage Association	694	2	(13)	682
Federal Home Loan Mortgage Corporation	353	1	(4)	350
Total collateralized mortgage obligations	1,047	3	(18)	1,032
Total residential mortgage-backed securities	1,291	13	(19)	1,286
Commercial mortgage-backed securities, non-agency issued	1,450	51	—	1,500
Total mortgage-backed securities	2,741	64	(19)	2,786
Collateralized loan obligations, non-agency issued	1,001	18	(3)	1,016
Asset-backed securities collateralized by:
Student loans	228	7	—	235
Credit cards	42	—	—	42
Auto loans	193	1	—	194
Other	127	1	(1)	127
Total asset-backed securities	591	9	(1)	599
Other	22	—	—	22
Total securities available for sale	$5,830	$121	$(35)	$5,915
Investment securities held to maturity:
Debt securities, U.S. government agencies	$60	$—	$—	$60
Residential mortgage-backed securities:
Government National Mortgage Association	12	—	—	12
Federal National Mortgage Association	118	1	(1)	118
Federal Home Loan Mortgage Corporation	65	1	—	65
Collateralized mortgage obligations:
Government National Mortgage Association	1,755	27	(3)	1,779
Federal National Mortgage Association	1,965	11	(22)	1,954
Federal Home Loan Mortgage Corporation	1,967	25	(17)	1,976
Total collateralized mortgage obligations	5,687	63	(41)	5,709
Total residential mortgage-backed securities	5,882	64	(42)	5,904
Total securities held to maturity	$5,942	$64	$(42)	$5,964

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$22	$—	32	$2	$—	3	$24	$—	35
U.S. Treasury	30	—	2	—	—	—	30	—	2
U.S. government sponsored enterprises	132	(2)	15	—	—	1	132	(2)	16
Corporate	311	(16)	195	102	(18)	71	413	(34)	266
Total debt securities	495	(18)	244	104	(18)	75	599	(36)	319
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	1	—	6	17	(1)	5	18	(1)	11
Federal National Mortgage Association	—	—	—	—	—	1	—	—	1
Federal Home Loan Mortgage Corporation	—	—	1	—	—	—	—	—	1
Collateralized mortgage obligations:
Government National Mortgage Association	94	(1)	4	—	—	—	94	(1)	4
Federal National Mortgage Association	326	(3)	26	166	(6)	10	492	(9)	36
Federal Home Loan Mortgage Corporation	212	(3)	14	39	(2)	2	251	(4)	16
Total collateralized mortgage obligations	631	(6)	44	205	(8)	12	836	(14)	56
Total residential mortgage-backed securities	632	(6)	51	222	(8)	18	854	(15)	69
Commercial mortgage-backed securities, non-agency issued	35	—	6	—	—	—	35	—	6
Total mortgage-backed securities	667	(6)	57	222	(8)	18	889	(15)	75
Collateralized loan obligations, non-agency issued	698	(10)	68	154	(1)	18	852	(11)	86
Asset-backed securities collateralized by:
Student loans	27	—	6	9	—	2	36	—	8
Credit card	8	—	1	—	—	—	8	—	1
Auto loans	2	—	2	—	—	—	2	—	2
Other	33	—	5	—	—	—	33	—	5
Total asset-backed securities	71	(1)	14	9	—	2	79	(1)	16
Other	12	—	2	9	—	3	21	—	5
Total securities available for sale in an unrealized loss position	$1,942	$(35)	385	$498	$(28)	116	$2,441	$(63)	501

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$20	$—	1	$—	$—	—	$20	$—	1
Residential mortgage-backed securities:
Government National Mortgage Association	6	—	4	—	—	1	7	—	5
Federal National Mortgage Association	35	—	14	27	(1)	9	62	(1)	23
Federal Home Loan Mortgage Corporation	31	—	13	4	—	2	35	—	15
Collateralized mortgage obligations:
Government National Mortgage Association	675	(5)	85	63	(1)	22	738	(6)	107
Federal National Mortgage Association	946	(13)	57	398	(13)	27	1,345	(26)	84
Federal Home Loan Mortgage Corporation	1,019	(10)	66	310	(9)	24	1,329	(19)	90
Total collateralized mortgage obligations	2,641	(28)	208	771	(23)	73	3,412	(51)	281
Total residential mortgage-backed securities	2,713	(29)	239	803	(24)	85	3,516	(53)	324
Total securities held to maturity in an unrealized loss position	$2,733	$(29)	240	$803	$(24)	85	$3,535	$(53)	325

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$16	$—	22	$1	$—	5	$17	$—	27
U.S. Treasury	5	—	1	—	—	—	5	—	1
U.S. government sponsored enterprises	18	—	7	42	—	4	60	—	11
Corporate	176	(7)	127	102	(5)	61	278	(12)	188
Total debt securities	215	(7)	157	145	(5)	70	360	(12)	227
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	19	(1)	5	19	(1)	5
Collateralized mortgage obligations:
Federal National Mortgage Association	26	—	3	517	(13)	30	542	(13)	33
Federal Home Loan Mortgage Corporation	47	—	3	216	(4)	12	263	(4)	15
Total collateralized mortgage obligations	73	—	6	733	(18)	42	806	(18)	48
Total residential mortgage-backed securities	73	—	6	752	(19)	47	825	(19)	53
Commercial mortgage-backed securities, non-agency issued	13	—	3	24	—	3	36	—	6
Total mortgage-backed securities	85	—	9	776	(19)	50	861	(19)	59
Collateralized loan obligations, non-agency issued	276	(2)	32	146	(1)	15	422	(3)	47
Asset-backed securities collateralized by:
Student loans	26	—	4	2	—	2	28	—	6
Credit card	8	—	1	—	—	—	8	—	1
Auto loans	3	—	2	—	—	—	3	—	2
Other	—	—	1	52	(1)	5	52	(1)	6
Total asset-backed securities	37	—	8	55	(1)	7	92	(1)	15
Other	—	—	—	9	—	3	9	—	3
Total securities available for sale in an unrealized loss position	$614	$(10)	206	$1,130	$(26)	145	$1,744	$(35)	351

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2014	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$38	$—	5	$—	$—	—	$38	$—	5
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	2	—	2	2	—	2
Federal National Mortgage Association	4	—	1	51	(1)	12	55	(1)	13
Federal Home Loan Mortgage Corporation	33	—	9	9	—	2	42	—	11
Collateralized mortgage obligations:
Government National Mortgage Association	360	(2)	48	46	(1)	12	407	(3)	60
Federal National Mortgage Association	240	(1)	18	648	(21)	36	888	(22)	54
Federal Home Loan Mortgage Corporation	422	(5)	27	463	(12)	28	885	(17)	55
Total collateralized mortgage obligations	1,022	(8)	93	1,157	(34)	76	2,179	(41)	169
Total residential mortgage-backed securities	1,059	(8)	103	1,219	(35)	92	2,278	(42)	195
Total securities held to maturity in an unrealized loss position	$1,097	$(8)	108	$1,219	$(35)	92	$2,316	$(42)	200
We have assessed our securities that were in an unrealized loss position at December 31, 2015 and 2014 and determined that any decline in fair value below amortized cost was temporary.
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
Scheduled contractual maturities of our investment securities were as follows at December 31, 2015:

	Amortized cost	Fair value
Debt securities:
Within one year	$321	$324
After one year through five years	552	552
After five years through ten years	685	660
After ten years	9	9
Total debt securities	1,568	1,546
Mortgage-backed securities	8,782	8,785
Collateralized loan obligations	1,192	1,186
Asset-backed securities	309	310
Other	22	22
	$11,873	$11,849
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio was 3.3 years at December 31, 2015, compared to 3.7 years at December 31, 2014.
At December 31, 2015 and 2014, $6.9 billion and $6.1 billion, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the FHLB and Federal Reserve Bank (“FRB”), as well as repurchase agreements, certain deposits, and derivative instruments. At December 31, 2015, our investment portfolio included securities issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association with a fair value of $2.8 billion, $3.2 billion, and $1.7 billion, respectively. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
Our investment in FHLB stock consists of $280 million of FHLB of New York common stock at December 31, 2015 and of $256 million and $25 million of FHLB of New York common stock and FHLB of Boston common stock, respectively, at December 31, 2014.
Our investment in FRB stock amounted to $131 million at December 31, 2015 and 2014.

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
Our loans and leases receivable consisted of the following at December 31:

	2015			2014
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$6,539	$835	$7,375	$6,181	$1,050	$7,231
Construction	1,278	—	1,278	973	1	973
Business	5,853	160	6,013	5,430	345	5,775
Total commercial	13,670	996	14,665	12,584	1,395	13,979
Consumer:
Residential real estate	2,349	1,005	3,355	2,096	1,257	3,353
Home equity	2,133	936	3,069	1,847	1,089	2,936
Indirect auto	2,393	—	2,393	2,166	—	2,166
Credit cards	311	—	311	324	—	324
Other consumer	245	—	245	278	—	278
Total consumer	7,431	1,941	9,372	6,711	2,347	9,058
Total loans and leases	21,101	2,937	24,038	19,296	3,742	23,037
Allowance for loan losses	(237)	(5)	(242)	(228)	(6)	(234)
Total loans and leases, net	$20,864	$2,932	$23,796	$19,067	$3,736	$22,803
As of December 31, 2015 and 2014, we had a liability for unfunded loan commitments of $16 million. For 2014, we recognized provision for credit losses related to our unfunded loan commitments of $3 million. For 2015, our provision for credit losses related to our unfunded loan commitments was not material.
Of the $3.1 billion and $2.9 billion home equity portfolio at December 31, 2015 and 2014, respectively, $1.2 billion and $1.1 billion were in a first lien position at each period end, respectively. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of December 31, 2015 and 2014.
As of December 31, 2015, commitments to extend credit to related parties amounted to $41 million, of which $32 million was outstanding and due as of December 31, 2015.
Acquired loan portfolios
We have acquired loans in four acquisitions since January 1, 2009. All acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification Topic (“ASC”) 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) or ASC 310-20 (Nonrefundable Fees and Other Costs).

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at December 31:

	2015	2014
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5	$10
Carrying amount	5	6
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	1,918	2,549
Carrying amount	1,883	2,496
Other acquired loans
Outstanding principal balance	1,069	1,274
Carrying amount	1,049	1,240
Total acquired loans
Outstanding principal balance	2,992	3,832
Carrying amount	2,937	3,742
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2014	$(851)
Net reclassifications from nonaccretable yield	(5)
Accretion	138
Other (1)	55
Balance at December 31, 2014	(663)
Net reclassifications from nonaccretable yield	(9)
Accretion	104
Balance at December 31, 2015	$(569)

(1)	Includes changes in expected cash flows from changes in interest rate and prepayment assumptions.
During the first quarter of 2014, we reduced our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances. The increase in prepayment speed assumptions reduced our accretable discount by $55 million in 2014.  This change did not materially impact our interest income or net interest margin.
Allowance for loan losses
As further discussed in Note 1, Summary of Significant Accounting Policies, we establish our allowance for loan losses through a provision for credit losses based on our evaluation of the overall credit quality of our total loan portfolio. We segregate our loans between loans we originated which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.
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

The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the years ended December 31:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
2015
Allowance for loan losses:
Balance at beginning of year	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	24	26	—	1	5	10	7	74
Charge-offs	(19)	(30)	(1)	(4)	(9)	(12)	(8)	(83)
Recoveries	5	5	—	1	2	3	1	18
Balance at end of year	$75	$124	$2	$6	$13	$13	$5	$237
Allowance for loan losses:
Individually evaluated for impairment	$2	$7	$—	$—	$—	$—	$—	$10
Collectively evaluated for impairment	73	117	1	6	13	13	5	227
Total	$75	$124	$2	$6	$13	$13	$5	$237
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$47	$69	$22	$17	$4	$—	$2	$162
Collectively evaluated for impairment	7,770	5,784	2,327	2,117	2,389	311	242	20,940
Total	$7,817	$5,853	$2,349	$2,133	$2,393	$311	$245	$21,101
2014
Allowance for loan losses:
Balance at beginning of year	$48	$119	$2	$7	$10	$13	$6	$205
Provision for loan losses	23	30	1	4	11	10	6	85
Charge-offs	(10)	(30)	(1)	(4)	(9)	(13)	(8)	(75)
Recoveries	4	3	—	1	1	2	1	13
Balance at end of year	$65	$122	$2	$8	$14	$12	$5	$228
Allowance for loan losses:
Individually evaluated for impairment	$2	$2	$1	$1	$—	$—	$—	$6
Collectively evaluated for impairment	63	120	1	7	14	12	5	222
Total	$65	$122	$2	$8	$14	$12	$5	$228
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$64	$61	$20	$7	$2	$—	$2	$156
Collectively evaluated for impairment	7,089	5,370	2,076	1,840	2,164	324	276	19,139
Total	$7,154	$5,430	$2,096	$1,847	$2,166	$324	$278	$19,296

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home Equity	Indirect auto	Credit cards	Other Consumer	Total
2013
Allowance for loan losses:
Balance at beginning of year	$38	$99	$5	$5	$3	$7	$5	$161
Provision for loan losses	17	48	(1)	6	9	11	8	96
Charge-offs	(10)	(31)	(2)	(3)	(3)	(6)	(8)	(63)
Recoveries	4	3	1	—	1	1	2	11
Balance at end of year	$48	$119	$2	$7	$10	$13	$6	$205
Allowance for loan losses:
Individually evaluated for impairment	$4	$2	$1	$3	$—	$—	$—	$9
Collectively evaluated for impairment	44	117	1	4	10	13	6	196
Total	$48	$119	$2	$7	$10	$13	$6	$205
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$72	$59	$20	$8	$1	$—	$3	$163
Collectively evaluated for impairment	6,282	4,818	1,882	1,610	1,543	325	299	16,759
Total	$6,354	$4,876	$1,902	$1,618	$1,544	$325	$302	$16,922

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the years ended December 31:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
2015
Allowance for loan losses:
Balance at beginning of year	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	1	—	—	3
Charge-offs	(2)	—	—	(2)	—	—	(5)
Recoveries	1	—	—	—	—	—	1
Balance at end of year	$1	$—	$2	$2	$—	$—	$5
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1	—	2	2	—	—	5
Total	$1	$—	$2	$2	$—	$—	$5
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$—	$—	$—	$4	$—	$—	$4
Collectively evaluated for impairment	—	160	—	885	—	—	1,045
Loans acquired with deteriorated credit quality	835	—	1,005	47	—	—	1,888
Total	$835	$160	$1,005	$936	$—	$—	$2,937
2014
Allowance for loan losses:
Balance at beginning of year	$—	$—	$1	$3	$—	$—	$4
Provision for loan losses	3	1	1	3	—	—	8
Charge-offs	(2)	—	—	(4)	—	—	(6)
Recoveries	—	—	—	—	—	—	—
Balance at end of year	$1	$1	$2	$2	$—	$—	$6
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1	1	2	2	—	—	6
Total	$1	$1	$2	$2	$—	$—	$6
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$—	$3	$—	$4	$—	$—	$7
Collectively evaluated for impairment	—	269	—	964	—	—	1,233
Loans acquired with deteriorated credit quality	1,050	73	1,257	122	—	—	2,502
Total	$1,050	$345	$1,257	$1,089	$—	$—	$3,742

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
2013
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$1	$2
Provision for loan losses	4	—	1	3	—	(1)	7
Charge-offs	(4)	—	—	—	—	(1)	(5)
Recoveries	—	—	—	—	—	—	—
Balance at end of year	$—	$—	$1	$3	$—	$—	$4
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	1	3	—	—	4
Total	$—	$—	$1	$3	$—	$—	$4
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$1	$7	$—	$1	$—	$—	$10
Collectively evaluated for impairment	—	305	—	960	—	—	1,264
Loans acquired with deteriorated credit quality	1,423	102	1,546	173	—	—	3,244
Total	$1,423	$414	$1,546	$1,134	$—	$—	$4,517
Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at December 31:

	2015			2014
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$44	$—	$44	$53	$—	$53
Business	56	1	58	45	7	53
Total commercial	101	1	102	98	7	106
Consumer:
Residential real estate	32	—	32	34	—	34
Home equity	36	24	59	24	23	47
Indirect auto	15	—	15	13	—	13
Other consumer	5	—	5	5	—	5
Total consumer	87	24	111	75	23	98
Total	$188	$25	$214	$174	$30	$204

The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the years ending December 31:

	2015	2014	2013
Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$12	$8	$7

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at December 31. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The recorded investment of our impaired loans, less any related allowance for loan losses, was 64% and 70% of the loans’ unpaid principal balance at December 31, 2015 and 2014, respectively.

	2015			2014
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$17	$35	$—	$40	$59	$—
Business	37	80	—	29	51	—
Total commercial	54	115	—	69	110	—
Consumer:
Residential real estate	16	19	—	8	9	—
Home equity	12	15	—	3	4	—
Indirect auto	3	4	—	2	3	—
Other consumer	2	2	—	2	2	—
Total consumer	32	40	—	16	18	—
Total	$86	$155	$—	$85	$128	$—
With a related allowance recorded:
Commercial:
Real estate	$31	$38	$2	$24	$27	$2
Business	32	33	7	32	43	2
Total commercial	63	71	9	56	70	4
Consumer:
Residential real estate	6	6	—	11	13	1
Home equity	5	5	—	4	4	1
Indirect auto	1	1	—	—	—	—
Other consumer	1	1	—	—	—	—
Total consumer	13	13	—	16	17	2
Total	$76	$84	$10	$71	$87	$6
Total
Commercial:
Real estate	$47	$72	$2	$64	$86	$2
Business	69	113	7	61	93	2
Total commercial	116	186	9	125	179	4
Consumer:
Residential real estate	22	25	—	20	22	1
Home equity	17	20	—	7	8	1
Indirect auto	4	6	—	2	3	—
Other consumer	2	3	—	2	2	—
Total consumer	45	53	—	31	36	2
Total	$162	$239	$10	$156	$215	$6

The following table provides information about our impaired acquired loans with no related allowance at December 31. There were no impaired acquired loans with a related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	2015			2014
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$—	$—	$—
Business	—	—	—	3	3	—
Total commercial	—	—	—	3	3	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	4	6	—	4	6	—
Other consumer	—	—	—	—	—	—
Total consumer	4	6	—	4	6	—
Total(1)	$4	$6	$—	$7	$9	$—

(1)	Includes nonperforming purchased credit impaired loans.
The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the years ended December 31:

	2015		2014		2013
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$59	$1	$69	$1	$80	$1
Business	104	2	53	1	63	1
Total commercial	163	3	122	3	142	2
Consumer:
Residential real estate	22	1	21	—	20	—
Home equity	13	1	5	—	5	—
Indirect auto	5	—	3	—	1	—
Other consumer	3	—	3	—	3	—
Total consumer	43	3	31	—	29	1
Total	$205	$5	$153	$3	$172	$3

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the years ended December 31:

	2015		2014		2013
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$—	$—	$—	$—	$1	$—
Business	—	—	2	—	7	—
Total commercial	—	—	2	—	8	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	1	—	1	—	—	—
Other consumer	—	—	—	—	—	—
Total consumer	1	—	1	—	—	—
Total(1)	$1	$—	$3	$—	$9	$—

(1)	Includes nonperforming purchased credit impaired loans.
Period end nonperforming loans differed from the amount of total impaired loans as certain TDRs, which are considered impaired loans, were accruing interest because the borrower demonstrated its ability to satisfy the terms of the restructured loan for at least six consecutive payments. Also contributing to the difference are nonperforming commercial loans of less than $1 million and nonperforming consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses.
The following table is a reconciliation between nonperforming loans and impaired loans at December 31:

	2015			2014
	Commercial	Consumer	Total	Commercial	Consumer	Total

Nonperforming loans	$102	$111	$214	$106	$98	$204
Plus: Accruing TDRs	49	13	63	59	8	67
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(35)	(75)	(110)	(36)	(71)	(108)
Total impaired loans(1)	$116	$50	$166	$128	$35	$163

(1)	Includes nonperforming purchased credit impaired loans.
Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.

The following table contains an aging analysis of our loans by class at December 31:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
2015
Originated loans
Commercial:
Real estate	$8	$2	$29	$39	$7,778	$7,817	$—
Business	26	3	23	51	5,802	5,853	—
Total commercial	34	5	52	90	13,580	13,670	—
Consumer:
Residential real estate	5	1	20	26	2,323	2,349	—
Home equity	3	2	22	26	2,107	2,133	—
Indirect auto	20	4	6	30	2,364	2,393	—
Credit cards	2	1	2	5	306	311	2
Other consumer	2	1	3	6	239	245	—
Total consumer	31	9	53	92	7,339	7,431	2
Total	$64	$13	$104	$182	$20,919	$21,101	$3
Acquired loans
Commercial:
Real estate	$2	$1	$20	$23	$812	$835	$20
Business	—	—	1	2	159	160	—
Total commercial	3	1	21	25	971	996	20
Consumer:
Residential real estate	12	5	43	60	945	1,005	43
Home equity	3	1	18	22	914	936	1
Total consumer	15	6	61	82	1,859	1,941	45
Total	$18	$7	$82	$107	$2,830	$2,937	$65
2014
Originated loans
Commercial:
Real estate	$7	$2	$31	$40	$7,113	$7,154	$—
Business	5	7	17	28	5,402	5,430	—
Total commercial	11	9	49	69	12,515	12,584	—
Consumer:
Residential real estate	4	2	21	27	2,069	2,096	—
Home equity	3	1	15	19	1,828	1,847	—
Indirect auto	17	4	5	27	2,139	2,166	—
Credit cards	2	2	2	6	318	324	2
Other consumer	3	1	3	7	271	278	—
Total consumer	29	10	46	85	6,626	6,711	2
Total	$41	$19	$95	$154	$19,141	$19,296	$3
Acquired loans
Commercial:
Real estate	$3	$3	$26	$31	$1,019	$1,050	$26
Business	—	—	7	7	338	345	4
Total commercial	3	3	33	38	1,357	1,395	30
Consumer:
Residential real estate	11	5	56	72	1,186	1,257	56
Home equity	6	2	21	29	1,060	1,089	6
Total consumer	17	7	77	101	2,246	2,347	62
Total	$21	$9	$109	$139	$3,603	$3,742	$91

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
Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents information about the credit quality of our commercial loan portfolio at December 31:

	Real estate	Business	Total	Percent of total
2015
Originated loans:
Pass	$7,510	$5,488	$12,998	95.1%
Criticized:(1)
Accrual	262	308	571	4.2%
Nonaccrual	44	56	101	0.7%
Total criticized	307	365	672	4.9%
Total	$7,817	$5,853	$13,670	100.0%
Acquired loans:
Pass	$748	$133	$881	88.5%
Criticized:(1)
Accrual	87	26	113	11.4%
Nonaccrual	—	1	1	0.1%
Total criticized	87	27	114	11.5%
Total	$835	$160	$996	100.0%
2014
Originated loans:
Pass	$6,791	$5,067	$11,858	94.2%
Criticized:(1)
Accrual	310	318	628	5.0%
Nonaccrual	53	45	98	0.8%
Total criticized	363	363	726	5.8%
Total	$7,154	$5,430	$12,584	100.0%
Acquired loans:
Pass	$948	$294	$1,243	89.1%
Criticized:(1)
Accrual	102	43	145	10.4%
Nonaccrual	—	7	7	0.5%
Total criticized	102	51	153	10.9%
Total	$1,050	$345	$1,395	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Part I, Item 1, “Business,” under the heading “Asset Quality Review.”

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at December 31:

	Residential real estate	Home equity	Indirect Auto	Credit cards	Other consumer	Total	Percent of total
2015
Originated loans by refreshed FICO score:
Over 700	$2,084	$1,767	$1,700	$220	$161	$5,932	79.8%
660-700	139	197	364	50	41	791	10.7
620-660	60	85	177	23	21	365	4.9
580-620	30	39	74	10	12	166	2.2
Less than 580	31	44	78	7	10	169	2.3
No score(1)	4	2	—	2	—	8	0.1
Total	$2,349	$2,133	$2,393	$311	$245	$7,431	100.0%
Acquired loans by refreshed FICO score:
Over 700	$682	$750	$—	$—	$—	$1,432	73.8%
660-700	77	76	—	—	—	154	7.9
620-660	59	42	—	—	—	100	5.2
580-620	43	29	—	—	—	72	3.7
Less than 580	44	24	—	—	—	68	3.5
No score(1)	100	16	—	—	—	115	5.9
Total	$1,005	$936	$—	$—	$—	$1,941	100.0%
2014
Originated loans by refreshed FICO score:
Over 700	$1,841	$1,529	$1,533	$226	$167	$5,296	78.9%
660-700	124	182	347	53	46	752	11.2
620-660	62	71	159	24	24	339	5.0
580-620	28	31	64	11	13	148	2.2
Less than 580	32	32	63	8	12	146	2.2
No score(1)	9	1	—	3	17	31	0.5
Total	$2,096	$1,847	$2,166	$324	$278	$6,711	100.0%
Acquired loans by refreshed FICO score:
Over 700	$872	$851	$—	$—	$—	$1,723	73.4%
660-700	87	93	—	—	—	180	7.7
620-660	61	52	—	—	—	113	4.8
580-620	49	40	—	—	—	88	3.8
Less than 580	57	34	—	—	—	91	3.9
No score(1)	131	20	—	—	—	151	6.4
Total	$1,257	$1,089	$—	$—	$—	$2,347	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at December 31:

	2015	2014	2013
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$63	$67	$52
Nonaccrual	52	53	56
Total troubled debt restructurings(1)	$115	$120	$108

(1)	Includes 102 and 87 acquired loans that were restructured with a recorded investment of $4 million at both December 31, 2015 and 2014.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.
The financial effects of our modifications are as follows for the years ended December 31:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
2015
Commercial:
Commercial real estate
Extension of term	6	$5	$—	$—
Deferral of principal	8	15	—	—
Deferral of principal and extension of term	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Commercial business
Deferral of principal	1	1	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	2	—	—	—
Other	1	—	—	—
Total commercial	22	21	—	—
Consumer:
Residential real estate
Extension of term	14	2	—	—
Rate reduction	8	1	—	—
Extension of term and rate reduction	10	1	—	—
Chapter 7 Bankruptcy	15	1	—	—
Home equity
Extension of term	3	—	—	—
Extension of term and rate reduction	5	—	—	—
Chapter 7 Bankruptcy	93	6	—	—
Other	2	—	—	—
Indirect auto
Chapter 7 Bankruptcy	273	4	—	—

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Other consumer
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	12	—	—	—
Total consumer	436	16	—	—
Total	458	$37	$—	$—
2014
Commercial:
Commercial real estate
Extension of term	10	$20	$1	$—
Rate reduction	1	3	—	1
Extension of term and rate reduction	3	1	—	—
Commercial business
Extension of term	15	32	6	1
Extension of term and rate reduction	2	—	—	—
Total commercial	31	56	8	2
Consumer:
Residential real estate
Extension of term	6	1	—	—
Rate reduction	2	—	—	—
Deferral of principal and extension of term	7	1	—	—
Extension of term and rate reduction	14	2	—	—
Chapter 7 Bankruptcy	14	1	—	—
Other	3	—	—	—
Home equity
Extension of term	3	—	—	—
Deferral of principal and extension of term	2	—	—	—
Extension of term and rate reduction	10	—	—	—
Chapter 7 Bankruptcy	79	3	—	—
Other	18	1	—	—
Indirect auto
Chapter 7 Bankruptcy	273	5	—	—
Other consumer
Extension of term	1	—	—	—
Chapter 7 Bankruptcy	33	—	—	—
Total consumer	465	14	—	—
Total	496	$70	$8	$2

(1)
Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was $3 million for the year ended December 31, 2015 and was not significant for the year ended December 31, 2014.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was $4 million for 2015 and was not significant for 2014.

Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at December 31:

	2015	2014	2013
Loans classified as held for sale	$46	$40	$50
Loans sold during the year	746	663	1,400
Gains on sale of loans, net	8	5	12
Mortgages serviced for others	4,023	3,841	3,665
Mortgage servicing asset recorded for loans serviced for others, net	38	37	35
Note 5. Premises and Equipment
The following table presents the composition of our premises and equipment at December 31:

	2015	2014
Land	$26	$29
Buildings and leasehold improvements	241	290
Furniture and equipment	417	339
Total	683	658
Accumulated depreciation	(274)	(251)
Premises and equipment, net	$410	$407
Our rent expense, which is included in occupancy and equipment in our Consolidated Statements of Income, was $35 million, $32 million, and $33 million, for 2015, 2014, and 2013, respectively.
Note 6. Goodwill and Other Intangible Assets
Goodwill
The following table shows information regarding our goodwill for the periods indicated:

	Banking	Financial services	Consolidated total
Balances at January 1, 2014	$2,381	$68	$2,449
Acquisitions	—	1	1
Impairment	(1,100)	—	(1,100)
Balances at December 31, 2014	1,281	69	1,350
Disposal	—	(2)	(2)
Balances at December 31, 2015	$1,281	$67	$1,348
We perform our annual impairment test of goodwill on November 1st of each year or more often if events or circumstances have changed significantly from the annual test date. After giving appropriate consideration to all available information, we determined that no impairment of goodwill had been incurred in 2015.
In 2014, we determined that the implied fair value of the Banking reporting unit was less than the carrying amount of the goodwill for the Banking reporting unit and therefore, recorded an impairment of our Banking reporting unit goodwill of $1.1 billion. When we performed our annual goodwill impairment assessment as of November 1, 2014, we concluded that there was no additional impairment.

Other Intangible Assets
The following table provides information regarding our amortizing intangible assets at December 31:

	2015	2014
Core deposit intangible	$191	$191
Accumulated amortization	(170)	(158)
Net carrying amount	21	33
Customer lists	100	100
Accumulated amortization	(73)	(66)
Net carrying amount	27	34
Total amortizing intangible assets, net	$48	$67
The estimated future amortization expense for our amortizing intangible assets is as follows at December 31, 2015:

	First quarter	Second quarter	Third quarter	Fourth quarter	Total
2016	$4	$3	$3	$3	$13
2017	3	3	3	3	12
2018	3	2	2	2	9
2019	2	1	1	1	5
2020	1	1	1	1	4
Thereafter					6
Note 7. Deposits
Our deposits consisted of the following at December 31:

	2015		2014
	Balance	Weighted average rate	Balance	Weighted average rate
Core deposits:
Savings	$3,390	0.09%	$3,452	0.09%
Interest-bearing checking	5,479	0.03	5,084	0.03
Money market deposits	10,654	0.29	9,962	0.22
Noninterest-bearing	5,835	—	5,407	—
Total core deposits	25,357	0.14	23,906	0.11
Certificates	3,344	0.84	3,876	0.69
Total deposits	$28,701	0.23%	$27,781	0.19%
Included in total deposits are municipal deposits totaling $3.4 billion and $3.3 billion at December 31, 2015 and 2014, respectively. Additionally, Included in total deposits are brokered money market deposits of $420 million and $412 million at December 31, 2015 and 2014, respectively, and brokered certificates of deposit of $941 million and $1.2 billion at December 31, 2015 and 2014, respectively.

Interest expense on our deposits is summarized as follows for the years ended December 31:

	2015	2014	2013
Certificates	$31	$27	$26
Money market deposits	30	22	21
Savings	3	3	4
Interest-bearing checking	2	2	2
Total interest expense	$66	$53	$53
Interest rates on our certificates range from 0.05% to 4.50% at December 31, 2015. Certificates of deposit that we issued in amounts over $100 thousand amounted to $812 million, $938 million, and $928 million at December 31, 2015, 2014, and 2013, respectively. Interest expense on certificates of deposit over $100 thousand totaled $9 million, $10 million, and $11 million in 2015, 2014, and 2013, respectively. Included in certificates of deposit issued in amounts over $100 thousand at December 31, 2015, 2014 and 2013 are $941 million, $1.2 billion and $739 million, respectively, of brokered deposits.
Note 8. Borrowings
Our outstanding borrowings are summarized as follows at December 31:

	2015	2014
Short-term borrowings:
FHLB advances	$3,950	$5,049
Repurchase agreements	399	423
Total short-term borrowings	4,349	5,472
Long-term borrowings:
FHLB advances	1,575	—
Senior notes (maturing in 2020)	298	298
Subordinated notes (maturing in 2021)	299	298
Junior subordinated debentures (maturing between 2030 and 2037)	115	114
Other (maturing between 2015 and 2032)	21	23
Total long-term borrowings	2,308	734
Total borrowings	$6,657	$6,206
Our FHLB advances bear interest rates ranging from 0.48% to 1.13% and had a weighted average rate of 0.76% at December 31, 2015 and 0.48% at December 31, 2014. Our repurchase agreements bear interest rates ranging from 0.02% to 0.15% and had a weighted average rate of 0.10% at December 31, 2015 and 0.14% at December 31, 2014. Our senior notes and subordinated notes bear interest at annual rates of 6.75% and 7.25%, respectively. Our junior subordinated debentures bear interest rates ranging from 1.60% to 10.88% and have a weighted average interest rate of 2.83% at December 31, 2015.
Interest expense on our borrowings is summarized as follows for the years ended December 31:

	2015	2014	2013
FHLB advances	$27	$19	$14
Repurchase agreements	1	1	1
Senior notes	21	21	21
Subordinated notes	23	23	23
Junior subordinated debentures	5	5	5
Total interest expense	$76	$69	$64
Our Bank has borrowing facilities with the FHLB, FRB, and commercial banks that serve as secondary funding sources for lending, liquidity, and asset and liability management. At December 31, 2015 and 2014, the FHLB facility totaled $5.9 billion and $5.7 billion, respectively, of which $5.6 billion and $5.1 billion was utilized and secured by approximately $4.1 billion and $4.3 billion, respectively, of our commercial real estate, residential real estate, and multifamily loans. Investment securities used to secure the FHLB facility totaled $1.9 billion and $1.4 billion at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, our borrowing capacity totaled $908 million and $867 million, respectively with the FRB, and $250 million at December 31, 2015 and 2014 with commercial banks, neither of which was utilized at December 31, 2015 and 2014. Our lines of credit with commercial banks include a committed line of credit agreement, which contains a negative pledge against our First Niagara Bank, N.A. stock and the maintenance of certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to London Interbank Offered Rate (“LIBOR”) plus 185 basis points, resetting every 30 or 90 days. Interest on the other lines of credit with commercial banks is payable at the overnight federal funds rate.
At times we may enter into repurchase agreements with various broker-dealers, whereby certain of our securities available for sale and certain of our securities held to maturity were pledged to collateralize the borrowings. We treat these repurchase agreements as financing transactions and our obligation to repurchase is reflected as a borrowing in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale and securities held to maturity in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. During 2015 and 2014, we did not enter into any repurchase agreements with broker-dealers and therefore, none of our investment securities were pledged to collateralize these borrowings.
Our junior subordinated debentures include amounts related to our First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2015. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements. Our junior subordinated debentures are redeemable prior to the maturity date at our option upon each trust’s stated option repurchase dates, and from time to time thereafter. These debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture. Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the issuers’ obligations under the trust preferred securities.
The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2015.

The following table summarizes our junior subordinated debentures at December 31, 2015:

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
The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $28 million, is $115 million.
The aggregate maturities of our long-term borrowings are as follows at December 31, 2015 (by year of maturity):

2016	$1,277
2017	302
2018	2
2019	2
2020	2
Thereafter	723

Total	$2,308

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

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at December 31:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
2015
Derivatives designated as hedging instruments:
Interest rate swap agreements	$2	$—	$263	$4
Derivatives not designated as hedging instruments:
Interest rate swap agreements	4,221	123	4,224	124
Total derivatives	$4,224	$123	$4,487	$128
2014
Derivatives designated as hedging instruments:
Interest rate swap agreements	$4	$—	$30	$2
Derivatives not designated as hedging instruments:
Interest rate swap agreements	3,629	96	3,649	96
Total derivatives	$3,633	$96	$3,679	$97

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.

At December 31, 2015, all of our interest rate swaps for which we had master netting arrangements with the counterparty were in a net liability position. Accordingly, there was no offsetting in our Consolidated Statement of Financial Condition at December 31, 2015. Interest rate swaps for which we had master netting arrangements with the counterparty at December 31, 2014 were in a net liability position of $93 million. We offset $96 million of liabilities with $3 million of assets in our Consolidated Statements of Financial Condition at December 31, 2014 related to these interest rate swaps and we did not include any cash collateral in the netting. We posted collateral for liability positions with a fair value of $195 million and $130 million at December 31, 2015 and 2014, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans attributable to the hedged risk. The net impact of the fair value hedging relationships on net income was not significant during 2015 and 2014.
We have entered into forward starting interest rate swaps to reduce our exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the forecasted hedged borrowing. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings. At December 31, 2015, there was a $1 million loss recognized in accumulated other comprehensive income related to these swaps.

At December 31, 2015, there was a $4 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.
The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the years ended December 31:

Cash Flow Hedges	2015	2014	2013
Interest rate swap agreements:
Amount of (loss) gain on derivatives recognized in other comprehensive income, net of tax	$(1)	$1	$1
Amount of (loss) on derivatives reclassified from other comprehensive income to income(1)	(1)	(1)	(1)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $14 million and $13 million for the years ended December 31, 2015 and 2014, respectively, included in Capital Markets income in our Consolidated Statements of Income.
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
We had a liability for unfunded commitments of $16 million as of December 31, 2015 and 2014. For 2015, our provision for loan losses related to our unfunded commitments was not material. For 2014, we recognized provision for credit losses related to our unfunded commitments of $3 million.

Information pertaining to our loan commitments is as follows at December 31:

	2015	2014
Outstanding commitments to originate loans:
Fixed rate	$252	$265
Variable rate	1,579	1,522
Total commitments outstanding	$1,832	$1,787
Unused lines of credit	$9,891	$9,319
Standby letters of credit	252	266
Commitments to sell residential mortgages	130	137
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
Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases and capital lease obligations are as follows at December 31:

	Operating leases		Capital leases
2016	$35		$3
2017	31		3
2018	28		3
2019	26		3
2020	22		3
Thereafter	71	(1)	13	(2)

(1)	Thereafter through 2041.

(2)	Thereafter through 2032.
Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on our review and consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2015.
Since the announcement of the Merger, eight shareholders of the Company have filed separate putative class action complaints challenging the Merger. Six complaints are filed in New York State Supreme Court, Erie County. One complaint is filed in the Court of Chancery, Delaware, and one is filed in United States District Court, District of Delaware. The complaints are brought against the Company, each of its directors individually, and KeyCorp. The complaints allege generally that each of the directors breached his or her fiduciary duty to the Company's public shareholders in that: (a) the sales process was flawed; (b) the merger consideration is inadequate and undervalues the intrinsic value of the Company; (c) the merger agreement contains unfair preclusive deal protection devices; and (d) certain directors and officers of the Company will receive personal benefits from the merger not shared in by other public shareholders. Seven of the complaints further allege that KeyCorp and the Company aided and abetted the Company's directors’ fiduciary duty breaches. Some of the complaints also challenge KeyCorp’s anticipated contribution to the First Niagara Foundation or that the Company's Registration Statement filed on November 30, 2015 in connection with the proposed merger is materially misleading. The complaint filed in U.S. District Court, District of Delaware also alleges that the preliminary proxy filed in connection with the November

30, 2015 Registration Statement violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.
All of the lawsuits seek, among other things, to enjoin or rescind the Merger, and to obtain an award of costs and attorneys’ fees and damages for the alleged fiduciary breaches.
Plaintiffs in all six of the matters pending in Erie County, New York entered into and filed a joint stipulation seeking consolidation of the actions, and appointment of designated co-lead plaintiffs and co-lead counsel for the actions. The stipulation is pending before the court.
The defendants believe these lawsuits are entirely without merit, and intended to vigorously defend against the claims.
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

The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. are as follows at December 31. Basel III Transitional rules became effective for us on January 1, 2015. Ratios and amounts presented as of December 31, 2014 are calculated under Basel I rules. As of December 31, 2015, the ratios presented are calculated under the Basel III Standardized Transitional Approach. Common equity tier 1 capital under Basel III replaced Tier 1 common capital under Basel I.

			For capital adequacy		Minimum amount to be
	Actual		purposes		well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
2015
Leverage ratio	$2,911	7.62%	$1,528	4.00%	$1,910	5.00%
Tier 1 risk-based capital	2,911	10.08	1,733	6.00	2,311	8.00
Total risk-based capital	3,468	12.01	2,310	8.00	2,888	10.00
Common equity tier 1 capital	2,470	8.55	1,300	4.50	1,878	6.50
2014
Leverage ratio	$2,764	7.50%	$1,474	4.00%	$1,843	5.00%
Tier 1 risk-based capital	2,764	9.81	1,127	4.00	1,691	6.00
Total risk-based capital	3,313	11.75	2,256	8.00	2,819	10.00
Tier 1 common capital	2,312	8.20	N/A	N/A	N/A	N/A
First Niagara Bank, N.A.:
2015
Leverage ratio	$3,070	8.05%	$1,525	4.00%	$1,907	5.00%
Tier 1 risk-based capital	3,070	10.65	1,729	6.00	2,306	8.00
Total risk-based capital	3,328	11.55	2,305	8.00	2,881	10.00
Common equity tier 1 capital	3,070	10.65	1,297	4.50	1,874	6.50
2014
Leverage ratio	$2,949	8.01%	$1,473	4.00%	$1,841	5.00%
Tier 1 risk-based capital	2,949	10.48	1,126	4.00	1,688	6.00
Total risk-based capital	3,199	11.37	2,251	8.00	2,814	10.00
As of December 31, 2015, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). We are unaware of any conditions or events since the latest notification from federal regulators that have changed our capital adequacy categories.
The Company had less than $15 billion in assets as of December 31, 2009. Accordingly, and based on Federal Reserve Board interpretations of our acquisitions, the trust preferred securities classified as long-term debt on our balance sheet, in the amount of $115 million at December 31, 2015, will be included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company after January 1, 2014, at which time they would be subject to the stated phase-out requirements of the New Capital Rules, as described in this report in Part I, Item 1, "Business, Supervision and Regulation," and would be included as Tier 2 capital.
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
While the size of our 2014 $1.1 billion goodwill impairment charge did not adversely impact our capital ratios, it did impact our regulatory dividend capacity formula. Even though the non-cash goodwill charge did not impact cash flow for dividends, the size of the charge does require that we get regulatory approval from the OCC to make distributions or other returns of capital from the Bank to the Company in the future. Following the goodwill impairment charge, we were also required to consult with the Federal Reserve before paying the Company dividend to our common and preferred stockholders through the payment of dividends for the second quarter of 2015.
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
The Bank paid $100 million and $80 million in dividends to the Company in 2015 and 2014, respectively. Additionally, the Bank made a $90 million and $85 million capital distribution to the Company during 2015 and 2014, respectively.
Common Stock Repurchases
We did not repurchase shares of our common stock during 2015 under stock repurchase plans approved by our Board of Directors. As of December 31, 2015, we are authorized to repurchase up to 12 million shares of our common stock.
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

Note 12. Income Taxes
The components of our income tax expense (benefit) are as follows for the years ended December 31:

	2015	2014	2013
Current:
Federal	$69	$36	$119
State	3	4	4
	72	41	123
Deferred taxes:
Federal	5	(136)	3
State	1	(14)	1
	6	(150)	5
Total income tax expense (benefit)	$79	$(109)	$128
Our effective tax rates for 2015 and 2013 were 26.0% and 30.2%, respectively. Our effective tax rate benefit for 2014 was 13.3%. Our income tax expense (benefit) differs from our expected tax expense (benefit) (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows for the years ended December 31:

	2015	2014	2013
Tax expense (benefit) at statutory rate	$106	$(289)	$148
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	3	(11)	4
Bank owned life insurance income	(5)	(5)	(6)
Tax exempt interest	(13)	(13)	(11)
Tax credits	(11)	(29)	(13)
Goodwill impairment	—	259	—
Subsidiary reorganization	—	(27)	—
Capital loss utilization	(12)	—	—
Other	10	5	6
Income tax expense (benefit)	$79	$(109)	$128

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities are as follows at December 31:

	2015	2014
Deferred tax assets:
Net operating loss and other carryforwards	$49	$56
Capital loss carryforward	33	44
Financial statement allowance for credit losses	108	112
Partnerships	15	9
Employee benefits	30	33
Other accrued expenses not currently deductible	23	20
Acquired intangibles	71	88
Nonperforming loan interest	15	14
Other	42	37
Total gross deferred tax assets	386	413

Valuation allowance	(33)	(44)

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	—	(40)
Leases	(31)	(32)
Pension benefits	(27)	(22)
Other	(15)	(20)
Total gross deferred tax liabilities	(73)	(114)
Net deferred tax asset	$280	$255

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carrybacks, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our available historical taxable income, the opportunity for our net operating loss carrybacks, and projections for our future taxable income over the periods which our deferred tax assets are realizable, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2015, except for the deferred taxes for which a valuation allowance has been established. We had a valuation allowance of $33 million and $44 million, at December 31, 2015 and 2014, respectively.
We may carry net operating losses back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding 20 taxable years for Federal income tax purposes, subject to certain limitations. At December 31, 2015, we had net operating loss carryforwards of $102 million for Federal income tax purposes, which will begin to expire in 2020. These losses, subject to an annual limitation, were obtained through our acquisitions of Great Lakes Bancorp, Inc. and Harleysville. The New York net operating loss carryforwards were converted to post apportioned net operating loss carryforwards due to the New York law change in 2014. The New York apportioned net operating loss carryforwards were $29 million at December 31, 2015 and are expected to expire by 2034. As of December 31, 2015, there is no valuation allowance for net operating loss carryover that is not expected to be utilized by the end of the carryover period.
We generated approximately $14 million in Federal and State tax credits in 2015 associated with investment tax credits. We have Federal alternative minimum tax credits of approximately $7 million that have an unlimited carryforward period.
At December 31, 2015, our Bank’s Federal pre-1988 reserve, for which no Federal income tax provision has been made, was approximately $92 million. Under current Federal law, these reserves are subject to recapture into taxable income should our Bank make nondividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
A reconciliation of our unrecognized tax benefits is as follows for the years ended December 31:

	2015	2014	2013
Balance at beginning of year	$9	$6	$3
Additions based on tax positions related to the current year	1	2	1
Additions for tax positions of prior years	1	1	3
Reductions related to settlements with taxing authorities	—	—	(1)
Balance at end of year	$10	$9	$6
The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $1 million and $0.9 million at December 31, 2015 and 2014, respectively. The change in accrued penalties and interest for the current year impacted Consolidated Statements of Income as a component of provision for income taxes. We anticipate that approximately $5 million in unrecognized tax benefits, including interest, will reverse in 2016.
As a large taxpayer, we are under continuous audit by the IRS and other taxing authorities. Although we do not anticipate that a significant impact to our unrecognized tax benefit balance will occur during the next 12 months as a result of these audits, it remains possible that the amount of our liability for unrecognized tax benefits could change over that time period. We are no longer subject to Federal income tax examinations by the Internal Revenue Service for years before 2012 and to State income tax examinations by such authorities for years before 2011. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.
Note 13. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the years ended December 31:

	2015	2014	2013
Net income (loss) available to common stockholders	$193	$(745)	$265
Less income allocable to unvested restricted stock awards	2	1	1
Net income (loss) allocable to common stockholders	$192	$(746)	$264
Weighted average common shares outstanding:
Total shares issued	366	366	366
Unallocated employee stock ownership plan shares	—	(2)	(2)
Unvested restricted stock awards	(3)	(3)	(2)
Treasury shares	(12)	(11)	(12)
Total basic weighted average common shares outstanding	351	350	350
Effect of dilutive stock-based awards	2	—	1
Total diluted weighted average common shares outstanding	353	350	350
Basic earnings (loss) per common share	$0.55	$(2.13)	$0.75
Diluted earnings (loss) per common share	$0.54	$(2.13)	$0.75
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	7	11	11

Note 14. Other Comprehensive Income
The following table presents the activity in our other comprehensive income for the years ended December 31:

	Pretax	Income taxes	Net
2015
Securities available for sale:
Net unrealized holding losses arising during the year	$(99)	$(37)	$(62)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the year	(10)	(4)	(6)	(1)
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the year	(2)	(1)	(1)
Reclassification adjustment for realized losses included in net income	1	—	1	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges	(1)	—	(1)
Pension and post-retirement actuarial gains	16	4	12
Total other comprehensive loss	$(93)	$(37)	$(56)
2014
Securities available for sale:
Net unrealized holding losses arising during the year	$(19)	$(7)	$(12)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the year	(13)	(5)	(8)	(1)
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	1	1	1	(2)
Pension and post-retirement actuarial losses	(51)	(16)	(34)
Total other comprehensive loss	$(81)	$(27)	$(53)
2013
Securities available for sale:
Net unrealized holding losses arising during the year	$(177)	$(68)	$(109)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	(55)	(21)	(34)
Net unrealized losses on securities available for sale	(232)	(89)	(143)
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Net unrealized holding gains transferred during the year	55	21	34
Amortization of net unrealized holding gains to income during the year	(20)	(7)	(12)	(1)
Net unrealized holding gains on securities transferred during the year	35	14	22
Interest rate swaps designated as cash flow hedges:
Reclassification adjustment for realized losses included in net income	1	1	1	(2)
Pension and post-retirement actuarial gains	40	15	25
Total other comprehensive loss	$(154)	$(59)	$(95)

(1)	Included in Interest income on investment securities and other in our Consolidated Statements of Operations.

(2)	Included in Interest expense on borrowings in our Consolidated Statements of Operations.

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains (losses) on securities available for sale	Net unrealized (losses) gains on securities transferred from available for sale to held to maturity	Unrealized loss on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2013	$207	$(2)	$(6)	$(41)	$157
Period change, net of tax	(143)	22	1	25	(95)
Balance, December 31, 2013	64	20	(6)	(16)	62
Period change, net of tax	(12)	(8)	1	(34)	(53)
Balance, December 31, 2014	52	12	(5)	(51)	9
Period change, net of tax	(62)	(6)	(1)	12	(56)
Balance, December 31, 2015	$(10)	$6	$(6)	$(39)	$(48)
During the next twelve months, we expect to reclassify $1 million of pre-tax net loss on previous cash flow hedges from accumulated other comprehensive income to earnings.
Note 15. Stock-Based Compensation
We offer several stock-based incentive awards under one equity based incentive plan, the First Niagara Financial Group, Inc. 2012 Equity Incentive Plan (the "2012 Plan"), which expires in 2022 and authorizes us to issue up to 17 million shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights, restricted stock awards or restricted stock units, or performance unit awards. At December 31, 2015, we had approximately 10 million shares available for grant under the 2012 plan.
Stock-based compensation expense for 2015, 2014, and 2013 totaled $13 million, $11 million, and $10 million, respectively, which is included in salaries and benefits in our Consolidated Statements of Income.
Stock Options
We granted stock options under the 2012 Plan in 2014 and 2013. We granted stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a ten year term and become fully vested and exercisable over a period of three years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital.
Restricted Stock Awards and Units
During 2015, we granted time-based restricted stock units to key employees and restricted stock awards and restricted stock units to non-employee directors. Restricted stock grants to non-employee directors vest over one year while grants to key employees generally vest over three years from the grant date. When restricted stock grants are forfeited before they vest, we reacquire the shares into treasury stock, and hold them to use for new awards.
During 2015, we granted approximately 563 thousand performance-based restricted stock units to key employees under the 2012 Plan. Performance-based restricted stock units vest at the conclusion of a three year performance period and distribute based on our total shareholder return performance relative to an industry index.
At December 31, 2015, we held approximately 11 million shares of our stock as treasury shares, which is adequate to meet the share requirements of our current stock-based compensation plans. During 2015, we issued 1 million shares from treasury stock in connection with grants of restricted stock.

Stock Options
The following is a summary of our stock option activity for the year ended December 31, 2015:

	Number of shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value(1)
Outstanding at January 1, 2015	10,879	$12.90
Exercised	(322)	9.33
Expired	(7,141)	13.20
Outstanding at December 31, 2015	3,416	$12.61	3.6 years	$1
Exercisable at December 31, 2015	2,998	$13.09	3.0 years	$1

(1)	Intrinsic value is the difference between the fair value of our stock at December 31, 2015 and the exercise price of the stock award.
The following is a summary of our nonvested stock option activity for the year ended December 31, 2015:

	Number of shares (in thousands)	Weighted average exercise price	Weighted average grant date fair value
Nonvested at January 1, 2015	748	$9.21	$2.54
Vested	(330)	9.26	2.55
Nonvested at December 31, 2015	418	$9.17	$2.54
The following is a summary of our stock options outstanding at December 31:

Exercise price	Options outstanding (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Options exercisable (in thousands)	Weighted average exercise price
2015
$8.86 – $10.00	893	$9.38	6.4	475	$9.57
$10.01 – $13.50	1,450	11.67	3.2	1,450	11.67
$13.51 – $15.50	945	14.30	2.1	945	14.30
$15.51 – $51.78	128	33.32	0.2	128	33.32
Total	3,416	12.61	3.6	2,998	13.09
2014
$8.86 – $12.00	2,135	$10.12	6.3	1,388	$10.61
$12.01 – $13.50	7,628	13.05	0.6	7,628	13.05
$13.51 – $15.50	965	14.31	3.0	965	14.31
$15.51 – $51.78	151	35.38	1.0	151	35.38
Total	10,879	12.90	2.0	10,132	13.17
2013
$8.86 – $12.00	1,835	$10.25	6.8	1,225	$10.80
$12.01 – $15.00	9,099	13.20	1.9	9,056	13.19
$15.01 – $18.00	42	15.25	0.5	42	15.25
$18.01 – $57.75	210	40.07	1.5	210	40.07
Total	11,186	13.23	2.7	10,533	13.46
The total intrinsic value of stock options exercised during 2015 was $0.4 million. No stock options were exercised in 2014. As of December 31, 2015, we have $0.2 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.1 years.

We use the Black-Scholes valuation method to estimate the fair value of our stock option awards. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the years ended December 31, as well as the weighted average assumptions that we utilized to compute the fair value of the options:

	2015	2014	2013
Options granted (in thousands)	—	505	434
Grant date weighted average fair value per stock option	N/A	$2.59	$2.36
Grant date weighted average share price	N/A	$9.27	$8.86
Dividend yield	N/A	3.45%	3.61%
Risk-free interest rate	N/A	2.05%	0.99%
Expected volatility factor	N/A	38.59%	40.70%
Expected life (in years)	N/A	6.6	5.7
In the table above, the risk-free interest rate is the zero coupon U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
Time-Vested Restricted Stock Awards and Restricted Stock Units
We expense the grant date fair value of our restricted stock awards and restricted stock units over their respective vesting periods. At December 31, 2015, we had $17 million of unrecognized compensation cost related to unvested restricted stock awards and units and we expect this cost to be recognized over a weighted average period of 1.7 years.
The following is a summary of our restricted stock and restricted stock unit activity for 2015:

	Number of shares (in thousands)	Weighted average grant date fair value
Unvested at January 1, 2015	2,701	$9.14
Awarded	1,890	9.08
Vested	(926)	9.03
Forfeited	(254)	9.06
Unvested at December 31, 2015	3,411	$9.11
The fair value of restricted stock awards and restricted stock units that vested during 2015, 2014, and 2013 was $9 million, $6 million, and $5 million, respectively.
Restricted stock units granted to certain members of our Board of Directors vested on December 31, 2015 and 2014 but are not released until the board member retires. Dividend equivalent units earned during 2015 and 2014 on these restricted stock units totaled 3,872 and 5,295, respectively.
Note 16. Benefit Plans
We account for our pension and postretirement plans by recognizing in our financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
Pension Plans
We maintain a legacy employer sponsored defined benefit pension plan (the “First Niagara Plan”) for which participation and benefit accruals have been frozen since 2002. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions, and subsequently merged into the First Niagara Plan, were frozen prior to or shortly after completion of the transactions. Upon our merger with NewAlliance, we acquired the Employees’ Retirement Plan of NewAlliance Bank (the “NewAlliance Plan”), an employer sponsored defined benefit pension plan. The NewAlliance Plan was frozen prior to completion of the merger and has not been merged into the First Niagara Plan.
Accordingly, no employees are permitted to commence participation in the First Niagara Plan or the NewAlliance Plan (collectively, the “Plans”) and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plans. As of December 31, 2015, we have met all minimum ERISA funding requirements.
We also have unfunded supplemental executive retirement plans (“SERPs”) for which we have recorded an accumulated other comprehensive loss of $5 million and $6 million at December 31, 2015 and 2014, respectively. We had assumed these plans in connection with the NewAlliance and other previous acquisitions, therefore no employees are eligible to commence participation in the SERPs. The projected benefit obligation and accumulated benefit obligation for these SERPs was $21 million and $23 million, respectively, at December 31, 2015 and 2014.
Information regarding our pension plans is as follows at December 31:

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$260	$214
Service cost	1	1
Interest cost	10	10
Actuarial (gain) loss	(21)	49
Benefits paid	(17)	(15)
Projected benefit obligation at end of year	232	260
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	296	290
Employer contributions	2	2
Actual return on plan assets	1	19
Benefits paid	(17)	(14)
Fair value of plan assets at end of year	281	296
Overfunded status at year end	$49	$36
Net pension cost is comprised of the following for the years ended December 31:

	2015	2014	2013
Service cost	$1	$1	$1
Interest cost	10	10	10
Expected return on plan assets	(16)	(17)	(16)
Amortization of unrecognized loss	4	1	3
Net periodic pension (gain)	$(1)	$(5)	$(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the years ended December 31:

	2015	2014
Net (gain) loss	$(10)	$46
Total (gain) loss recognized in other comprehensive income	(10)	46
Total recognized in net periodic pension cost and other comprehensive income	$(11)	$42

The principal actuarial assumptions we used were as follows for the years ended December 31:

	2015	2014	2013
Projected benefit obligation:
Discount rate	4.03%	3.99%	5.02%
Net periodic pension cost:
Discount rate	5.47%	5.01%	4.07%
Expected long-term rate of return on plan assets	5.50%	5.89%	5.89%
For the 2015 pension plan valuations, we utilized the RP-2014 Healthy Annuitant/Employee Mortality table with Projection Scale MP-2015. The discount rate that we used in the measurement of our pension obligation is determined by modeling the pension plan expected future retirement payment cash flows to the Milliman Bond Matching Model as of the measurement date. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, we gave appropriate consideration to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. We adjusted rates of return to reflect current capital market assumptions and changes in investment allocations.
Our overall investment strategy with respect to the assets of our Plans is primarily for preservation of capital and to provide regular dividend and interest payments. The Plans' target asset allocation for 2015 was 57% fixed income securities, 38% equity securities and 5% cash. The fixed income portion of the Plans' assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks as well as mid and small cap companies. We assumed equity securities to earn a return in the range of 6.8% to 8.0% and fixed income securities to earn a return in the range of 2.5% to 4.0%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to our Plan's target allocation, we expect the rate of return to be approximately 5.5%.
The fair values of the Plans’ assets by asset category and level within the fair value hierarchy are as follows at December 31:

Asset Category	Total	Level 1	Level 2	Level 3
2015
Cash	$14	$14	$—	$—
Fixed income securities:
Corporate bonds	2	—	2	—
Exchange traded funds:
Diversified emerging markets	1	1	—	—
Mutual fund investments:
Inflation protected bond fund	31	31	—	—
Small and mid cap blend	13	13	—	—
Foreign large value and blend	9	9	—	—
Large cap growth and blend	80	80	—	—
Real estate	4	4	—	—
High yield bond	17	17	—	—
World bond	17	17	—	—
Intermediate term bond	93	93	—	—
	$281	$279	$2	$—

Asset Category	Total	Level 1	Level 2	Level 3
2014
Cash	$14	$14	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	1	1	—	—
Fixed income securities:
Corporate bonds	3	—	3	—
Exchange traded funds:
Large cap growth	23	23	—	—
Foreign large cap value and blend	4	4	—	—
High yield bond fund	7	7	—	—
Inflation protected bond fund	43	43	—	—
Intermediate term bond fund	91	91	—	—
Diversified emerging markets	1	1	—	—
Real estate	5	5	—	—
Mortgage-backed securities	7	7	—	—
Small and mid cap blend	5	5	—	—
World bond	18	18	—	—
Mutual fund investments:
Foreign large value and blend	5	5	—	—
Small and midcap growth, value, and blend	3	3	—	—
Large cap growth, value, and blend	60	60	—	—
Real estate	4	4	—	—
Diversified emerging markets	2	2	—	—
	$296	$294	$3	$—
The Plans did not hold any assets classified as Level 3 during 2015 or 2014.
Estimated benefit payments under our pension plans over the next ten years are as follow at December 31, 2015:

2016	$14
2017	14
2018	14
2019	14
2020	15
2021-2025	73

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

	2015	2014
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$14	$10
Interest cost	1	1
Plan amendments	(4)	—
Actuarial (gain) loss	(1)	4
Benefits paid	(5)	(1)
Accumulated post-retirement benefit obligation at end of year	$5	$14
Unfunded status at year end	$(5)	$(14)
The components of net periodic post-retirement benefit cost are as follows for the years ended December 31:

	2015	2014	2013
Interest cost	$1	$1	$1
Amortization of unrecognized loss	1	—	—
Settlement loss	1	—	—
Total periodic post-retirement cost	$2	$1	$—
Changes in plan benefit obligations recognized in other comprehensive income are as follows for the years ended December 31:

	2015	2014
Net (gain) loss	$(2)	$4
Amortization of unrecognized loss	(1)	—
Prior service credit	(4)	—
Total (gain) loss recognized in other comprehensive income	$(7)	$4
Total recognized in net periodic post-retirement cost and other comprehensive income	$(5)	$5
The principal actuarial assumptions used were as follows for the years ended December 31:

	2015	2014	2013
Accumulated post-retirement benefit obligation:
Discount rate	4.12%	3.90%	4.87%
Total periodic cost:
Discount rate	3.90%	4.87%	3.89%
For the 2015 unfunded post-retirement medical plan valuations, we utilized the RP-2014 Healthy Annuitant/Employee Mortality table with Projection Scale MP-2015. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.1% for 2015, and gradually decreased to 5.6% by 2017. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our total periodic cost for 2015 would have increased by 7% and if the rate were decreased one percent, our total periodic cost would have decreased by 6%. Beginning January 1, 2016, we transitioned our retirees to a private exchange for medical, dental and vision coverage; we will fund a health reimbursement arrangement ("HRA") for eligible retirees.
We do not anticipate making any contributions to the post-retirement plan in 2016, except to continue funding benefit payments as they come due.

Estimated benefit payments under the post-retirement plan over the next ten years are as follows at December 31, 2015:

2016	$1
2017	—
2018	—
2019	—
2020	—
2021-2025	2
Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans are as follows for the years ended December 31:

	2015	2014
Other assets:
Fair value of plan assets in excess of projected benefit obligation	$49	$36
Other liabilities:
Accumulated post-retirement benefit obligation	$5	$14

Accumulated other comprehensive loss (income), net of taxes:
Pension plans	$40	$50
Post-retirement benefit plan	(1)	1
	$39	$51
401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 4% of employee contributions plus 50% of employee contributions between 5% and 6%. These matching contributions are 100% vested. Our total contributions to the 401(k) plan amounted to $13 million, $14 million, and $13 million for 2015, 2014, and 2013, respectively.
Employee Stock Ownership Plan (“ESOP”)
In 2014, the Board of Directors approved the termination of our ESOP as of December 31, 2014.  All participants in the ESOP on the termination date became 100% vested.  We applied to the Internal Revenue Service ("IRS") for a determination letter in the first quarter of 2015.  After the IRS issues a determination letter, we will notify ESOP participants of the available options for receiving their ESOP distributions.  The distribution options include an in-kind distribution to a qualified retirement plan, a direct in-kind distribution, a cash distribution to a qualified retirement plan, or a direct lump sum cash distribution. We recorded additional compensation expense of $1 million in 2014 related to the additional shares released as a result of the termination.
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
Shares purchased by the ESOP were maintained in a suspense account and held for allocation among the participants. As annual loan payments were made, shares were released and allocated to employee accounts. We recognized compensation expense in an amount equal to the average market price of the shares released during the respective periods in which they were committed to be released. Compensation expense of $2 million, and $1 million was recognized for 2014 and 2013, respectively, in connection with 297 thousand and 178 thousand shares allocated to participants during 2014 and 2013, respectively. The amount of allocated shares was 2 million at December 31, 2015 and 2014. Due to the termination of the ESOP during 2014, there were no unallocated shares at December 31, 2015 and 2014.
We also sponsor various nonqualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $30 million, $25 million and $27 million for 2015, 2014, and 2013, respectively.
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of December 31, 2015, none of our investment securities were priced utilizing broker quotes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Policies and Estimates," for details regarding our pricing process and sources.

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
The table below presents information about our loans held for sale for which we elected the fair value option at December 31:

	2015	2014
Fair value carrying amount	$43	$35
Aggregate unpaid principal balance	42	34
Fair value carrying amount less aggregate unpaid principal balance	$1	$1
Additionally, included in loans held for sale on our Consolidated Statements of Condition are $3 million and $5 million of commercial loans held for sale that are carried at the lower of cost or market at December 31, 2015 and 2014, respectively.
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
2015
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$379	$—	$379	$—
U.S. Treasury	55	55	—	—
U.S. government sponsored enterprises	269	—	269	—
Corporate	801	—	797	4
Total debt securities	1,504	55	1,445	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	26	—	26	—
Federal National Mortgage Association	71	—	71	—
Federal Home Loan Mortgage Corporation	87	—	87	—
Collateralized mortgage obligations:
Government National Mortgage Association	94	—	94	—
Federal National Mortgage Association	730	—	730	—
Federal Home Loan Mortgage Corporation	355	—	355	—
Total collateralized mortgage obligations	1,179	—	1,179	—
Total residential mortgage-backed securities	1,364	—	1,364	—
Commercial mortgage-backed securities, non-agency issued	1,085	—	1,085	—
Total mortgage-backed securities	2,449	—	2,449	—
Collateralized loan obligations, non-agency issued	1,186	—	1,186	—
Asset-backed securities collateralized by:
Student loans	171	—	171	—
Credit cards	20	—	20	—
Auto loans	66	—	66	—
Other	53	—	53	—
Total asset-backed securities	310	—	310	—
Other	22	21	1	—
Total securities available for sale	5,471	76	5,391	4
Loans held for sale (1)	43	—	43	—
Derivatives	123	—	123	—
Total assets	$5,637	$76	$5,557	$4
Liabilities:
Derivatives	$128	$—	$128	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
2014
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$453	$—	$453	$—
U.S. Treasury	25	25	—	—
U.S. government sponsored enterprises	191	—	191	—
Corporate	823	—	818	4
Total debt securities	1,492	25	1,463	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	34	—	34	—
Federal National Mortgage Association	100	—	100	—
Federal Home Loan Mortgage Corporation	120	—	120	—
Collateralized mortgage obligations:
Federal National Mortgage Association	682	—	682	—
Federal Home Loan Mortgage Corporation	350	—	350	—
Total collateralized mortgage obligations	1,032	—	1,032	—
Total residential mortgage-backed securities	1,286	—	1,286	—
Commercial mortgage-backed securities, non-agency issued	1,500	—	1,500	—
Total mortgage-backed securities	2,786	—	2,786	—
Collateralized loan obligations, non-agency issued	1,016	—	1,016	—
Asset-backed securities collateralized by:
Student loans	235	—	235	—
Credit cards	42	—	42	—
Auto loans	194	—	194	—
Other	127	—	127	—
Total asset-backed securities	599	—	599	—
Other	22	21	1	—
Total securities available for sale	5,915	47	5,865	4
Loans held for sale (1)	35	—	35	—
Derivatives	93	—	93	—
Total assets	$6,043	$47	$5,993	$4
Liabilities:
Derivatives	$94	$—	$94	$—

(1)	Represents loans for which we have elected the fair value option.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the years ended December 31:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
2015
Collateral dependent impaired loans	$8	$—	$8	$—	$—
2014
Collateral dependent impaired loans	$10	$—	$10	$—	$—

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
During 2015, we recorded a decrease of $0.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $8 million at December 31, 2015, which is included in our provision for credit losses. During 2014, we recorded a decrease of $0.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $10 million at December 31, 2014, which is included in our provision for credit losses.
Level 3 Assets
Due to the lack of observable market data, we have classified our trust preferred securities, which are included in corporate debt securities and amounted to $4 million at December 31, 2015 and 2014, in Level 3 of the fair value hierarchy. There were no changes in our trust preferred securities during the year ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the fair values of our trust preferred securities are based upon third party pricing without adjustment.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, are as follows at December 31:

	2015				2014
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$672	$672	1		$420	$420	1
Investment securities available for sale	5,471	5,471	1,2,3	(1)	5,915	5,915	1,2,3	(1)
Investment securities held to maturity	6,388	6,378	2		5,942	5,964	2
Federal Home Loan Bank and Federal Reserve Bank common stock	410	410	2		412	412	2
Loans held for sale	46	46	2		40	40	2
Loans and leases, net	23,796	23,749	2,3	(2)	22,803	23,037	2,3	(2)
Derivatives	123	123	2		93	93	2
Accrued interest receivable	104	104	2		101	101	2
Financial liabilities:
Deposits	$28,701	$28,705	2		$27,781	$27,793	2
Borrowings	6,657	6,666	2		6,206	6,215	2
Derivatives	128	128	2		94	94	2
Accrued interest payable	14	14	2		11	11	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $8 million and $10 million of collateral dependent impaired loans without significant adjustments made to appraised values at December 31, 2015 and 2014, respectively. All other loans and leases are classified as level 3.

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
Selected financial information for our segments follows for the years ended December 31:

	Banking	Financial services	Consolidated total
2015
Net interest income	$1,056	$—	$1,056
Provision for credit losses	76	—	76
Net interest income after provision for credit losses	980	—	980
Noninterest income	276	66	342
Amortization of intangibles	17	2	19
Other noninterest expense	948	53	1,000
Income before income taxes	291	11	302
Income tax expense	74	4	79
Net income	$217	$7	$224
2014
Net interest income	$1,086	$—	$1,086
Provision for credit losses	96	—	96
Net interest income after provision for credit losses	990	—	990
Noninterest income	244	66	310
Amortization of intangibles	24	3	27
Goodwill impairment	1,100	—	1,100
Other noninterest expense	940	57	997
(Loss) income before income taxes	(831)	7	(824)
Income tax (benefit) expense	(112)	3	(109)
Net (loss) income	$(719)	$4	$(715)
2013
Net interest income	$1,093	$—	$1,093
Provision for credit losses	105	—	105
Net interest income after provision for credit losses	988	—	988
Noninterest income	298	67	366
Amortization of intangibles	37	3	40
Other noninterest expense	839	52	891
Income before income taxes	411	12	423
Income tax expense	123	5	128
Net income	$288	$7	$295

Note 19. Condensed Parent Company Only Financial Statements
The following condensed statements of condition of the Company at December 31, 2015 and 2014 and the related condensed statements of operations and cash flows for the years ended December 31, 2015, 2014, and 2013 should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	2015	2014
Assets:
Cash and cash equivalents	$394	$383
Investment in subsidiary	4,418	4,388
Deferred taxes	33	32
Other assets	12	13
Total assets	$4,857	$4,815
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$19	$12
Borrowings	712	710
Stockholders’ equity	4,126	4,093
Total liabilities and stockholders’ equity	$4,857	$4,815

Condensed Statements of Operations	2015	2014	2013
Interest income	$—	$1	$2
Dividends received from subsidiary	100	80	175
Total interest and dividend income	100	81	177
Interest expense	49	48	49
Net interest income	52	33	128
Noninterest income	2	3	2
Noninterest expense	36	27	30
Income before income taxes and undisbursed income of subsidiary	17	9	100
Income tax benefit	(31)	(28)	(29)
Income before undisbursed income of subsidiary	48	36	129
Undisbursed income (loss) of subsidiary	176	(751)	167
Net income (loss)	224	(715)	295
Preferred stock dividend	30	30	30
Net income (loss) available to common stockholders	$193	$(745)	$265

Net income (loss)	$224	$(715)	$295
Other comprehensive (loss) income(1)	(56)	(53)	(95)
Total comprehensive income (loss)	$167	$(768)	$200

(1)	See Consolidated Statements of Comprehensive Income (Loss) for other comprehensive income (loss) detail.

Condensed Statements of Cash Flows	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$224	$(715)	$295
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undisbursed (income) loss of subsidiaries	(176)	751	(167)
Stock-based compensation expense	13	11	9
Deferred income tax (benefit) expense	(2)	2	(18)
Decrease (increase) in other assets	(2)	(2)	7
Decrease in other liabilities	7	(1)	(9)
Net cash provided by operating activities	64	46	118
Cash flows from investing activities:
Proceeds from maturities of securities available for sale	—	3	—
Principal payments received on securities available for sale	—	—	1
Purchases of securities available for sale	—	—	(2)
Repayment of ESOP loan receivable	—	15	1
Other, net	1	1	(1)
Net cash provided by investing activities	1	19	—
Cash flows from financing activities:
Return of capital from subsidiary	90	85	—
Repurchase of shares upon ESOP termination	—	(14)	—
Dividends paid on preferred stock	(30)	(30)	(30)
Dividends paid on common stock	(113)	(113)	(112)
Net cash used in financing activities	(54)	(72)	(143)
Net increase (decrease) in cash and cash equivalents	11	(7)	(25)
Cash and cash equivalents at beginning of period	383	390	415
Cash and cash equivalents at end of period	$394	$383	$390

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting — Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
Evaluation of Disclosure Controls and Procedures — With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
As a result of the material weakness related to the process for determining the allowance as of December 31, 2014, Management made improvements to its internal controls during 2015 to address the control deficiencies identified. During the fourth quarter of 2015, Management remediated the material weakness as these control improvements were implemented and successfully tested.
There have been no other changes in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, and corporate governance of the Company will be presented in the Proxy Statement for the 2016 Annual Meeting of Stockholders or will be included in an amendment or amendments to this Form 10-K and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation will be presented in the Proxy Statement for the 2016 Annual Meeting of Stockholders or will be included in an amendment or amendments to this Form 10-K and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters of the Company will be presented in the Proxy Statement for the 2016 Annual Meeting of Stockholders or will be included in an amendment or amendments to this Form 10-K and is incorporated by reference.

All of our equity compensation plans were approved by stockholders. Shown below is certain information at December 31, 2015 regarding equity compensation to our directors and employees that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under the plan
First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan				—
Stock options	1,509,410		$12.93
Restricted stock awards and units	65,192	(1)	Not applicable
First Niagara Financial Group, Inc. 2012 Executive Incentive Plan				10,026,037
Stock options	585,208		$9.14
Restricted stock awards and units	3,345,948	(1)	Not applicable
Performance stock awards and units	1,430,823	(1)	Not applicable
Stock options assumed pursuant to the merger with Harleysville National Corporation on April 9, 2010	128,126		$33.32	—
Stock options assumed pursuant to the merger with NewAlliance Bancshares, Inc. on April 15, 2011	1,193,391		$11.68	—
Total	8,258,098			10,026,037

(1)	Represents shares that have been granted but have not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence will be presented in the Proxy Statement for the 2016 Annual Meeting of Stockholders or will be included in an amendment or amendments to this Form 10-K and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be presented in the Proxy Statement for the 2016 Annual Meeting of Stockholders or will be included in an amendment or amendments to this Form 10-K and is incorporated by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(b) Exhibits
The exhibits listed below are filed herewith or are incorporated by reference to other filings.
Exhibit Index to Form 10-K

Exhibit 2.1
Agreement and Plan of Merger by and between First Niagara Financial Group, Inc. and KeyCorp, dated as of October 30, 2015. (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 2, 2015.)

Exhibit 3.1	Certificate of Incorporation. (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on April 27, 2011.)

Exhibit 3.2
Certificate of Designations of Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, dated December 13, 2011. (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 14, 2011.)

Exhibit 3.3	Amended and Restated Bylaws. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 11, 2015.)

Exhibit 4.1	Form of Common Stock Certificate of First Niagara Financial Group, Inc. (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on April 27, 2011.)

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

Exhibit 10.3
First Niagara Bank Executive Change in Control Severance Plan.* (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 17, 2015.)

Exhibit 10.4
First Niagara Bank Change in Control Severance Plan.* (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 17, 2015.)

Exhibit 10.5
First Niagara Bank Executive Change in Control Severance Plan, Amendment Number One.* (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 17, 2015.)

Exhibit 10.6
First Niagara Bank Change in Control Severance Plan, Amendment Number One.* (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 17, 2015.)

Exhibit 10.7
First Niagara Financial Group Amended and Restated Executive Severance Plan, effective as of December 19, 2013.* (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2013.)

Exhibit 10.8
First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan* (Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the SEC on March 15, 2006.)

Exhibit 10.9
Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO.* (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 4, 2015.)

Exhibit 10.10
Form of Executive Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO.* (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 4, 2015.)

Exhibit 10.11
Form of Executive Performance Based Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan (for executive officers other than CEO).* (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 4, 2015.)

Exhibit 10.12
Form of Executive Time-vested Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan (for executive officers other than CEO).* (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 4, 2015.)

Exhibit 10.13
Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.14
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

Exhibit 10.17
Form of Stock Option Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.18
Form of General Performance Based Restricted Stock Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.19
Form of General Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 7, 2013.)

Exhibit 10.20
Form of Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.* (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on April 25, 2013.)

Exhibit 10.21	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan* (Incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the SEC on March 15, 2012.)

Exhibit 10.22
First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One.* (Incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the SEC on March 21, 2014.)

Exhibit 10.23
First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two.* (Incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the SEC on March 21, 2014.)

Exhibit 10.24
First Niagara Financial Group, Inc. Executive Annual Incentive Plan* (Incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the SEC on March 15, 2012.)

Exhibit 10.25
Non-employee director compensation practices as described in under “Director Compensation” in our Proxy Statement for the 2015 Annual Meeting of Stockholders filed with the SEC on March 23, 2015, except that for 2016, annual grants of restricted stock awards will occur on or about April 29, 2016.*

Exhibit 10.26
Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan.* (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 25, 2014.)

Exhibit 10.27	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan.* (Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009.)

Exhibit 10.28
Separation, Waiver and Release Agreement, dated March 18, 2014, between Daniel E. Cantara, III and First Niagara Financial Group, Inc.* (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 6, 2014.)

Exhibit 10.29
First Niagara Bank Nonqualified Deferred Compensation Plan.* (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 17, 2015.)

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

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: February 10, 2016	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary M. Crosby	President and Chief Executive Officer	February 10, 2016
Gary M. Crosby	(Principal Executive Officer)

/s/ Gregory W. Norwood	Chief Financial Officer	February 10, 2016
Gregory W. Norwood	(Principal Financial Officer)

/s/ Brian M. Dempsey	Senior Vice President and Controller	February 10, 2016
Brian M. Dempsey	(Principal Accounting Officer)

/s/ Austin A. Adams*	Director	February 10, 2016
Austin A. Adams

/s/ G. Thomas Bowers*	Director, Chairman	February 10, 2016
G. Thomas Bowers

/s/ Roxanne J. Coady*	Director	February 10, 2016
Roxanne J. Coady

/s/ Carl A. Florio*	Director	February 10, 2016
Carl A. Florio

/s/ Susan S. Harnett*	Director	February 10, 2016
Susan S. Harnett

/s/ Carlton L. Highsmith*	Director	February 10, 2016
Carlton L. Highsmith

/s/ George M. Philip*	Director	February 10, 2016
George M. Philip

/s/ Peter B. Robinson*	Director	February 10, 2016
Peter B. Robinson

/s/ Nathaniel D. Woodson*	Director	February 10, 2016
Nathaniel D. Woodson

*By: /s/ Gary M. Crosby	Attorney-in-fact