Form 10-K/A
period 2015-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2016-04-29
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of April 28, 2016, there were issued and outstanding 354,885,931 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, as reported by The NASDAQ Stock Market LLC, was approximately $3,322,379,869.

Table of Contents

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of First Niagara Financial Group, Inc. on Form 10-K/A (“Form 10-K/A”) amends the Company’s annual report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission on February 10, 2016 (“Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.
Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to First Niagara Financial Group, Inc. and its subsidiaries on a consolidated basis.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
DIRECTORS

AUSTIN A. ADAMS, 73, has been a director since July 2014 and is the Chairman of the Technology Committee and a member of the Risk Committee. In 2006 he retired as Executive Vice President and Corporate Chief Information Officer (CIO) at JP Morgan Chase (JPM) where he was a member of the 13-person Operating Committee and managed 28,000 employees and a $7 billion budget. Mr. Adams joined JPM upon its merger with Bank One in July 2004. Prior to the merger, he served as Executive Vice President and CIO of Bank One. Before joining Bank One, he was the CIO at First Union Corporation (now Wells Fargo Corporation) for sixteen years. During his career as a CIO, Mr. Adams led more than 100 mergers and spearheaded a $5 billion information technology insourcing program at JPM -- the largest insourcing ever undertaken within the financial services industry. Mr. Adams serves on the board of two other public companies, Spectra Energy Corp. and CommScope Holding Company, Inc. From 2011 to 2014, he served as Chairman of the Board of CommunityOne Bank, N.A. Mr. Adams was recognized as the 2004 CIO of the Year by Waters magazine. In 2002, Business 2.0 magazine named him one of the 16 most influential technology people in the world. He earned a bachelor’s degree in Business Administration and a Master of Sciences from Appalachian State University (ASU). He received Appalachian State’s Distinguished Alumnus award and is a member of the ASU Athletic Hall of Fame. Mr. Adams is a 35-year banking veteran who spent the majority of his career overseeing technology and operations during a dramatic consolidation of the industry. He brings to the Board his decades of technology, operations and management experience in the banking industry.

G. THOMAS BOWERS, 72, has been a director since 2003 and serves on the Risk, Governance/Nominating and Technology Committees. He served as Chairman of the Board from October 2007 to April 2014. He was appointed to the Board in January 2003 in connection with our merger with Finger Lakes Bancorp, Inc. where he had been Chairman, President, and Chief Executive Officer from 1995 to 2003. He is the former President, Chief Executive Officer and Chairman of Ithaca Bancorp, Inc., and the former President and Chief Executive Officer of Columbia Banking Savings and Loan Association. He has served two terms on the Board of the Federal Home Loan Bank of New York and on the board of over twenty non-profit organizations. Mr. Bowers also served as Chairman of the Board of Catalyst Direct, a privately held company in Rochester, New York. Mr. Bowers offers experience as President and Chief Executive Officer of three different banks in upstate New York during his 40 year career in banking. His knowledge of the regulatory landscape, and principles of effective corporate governance, together with his seven-year service as Chairman of Board, brings valuable insight and advice to the First Niagara Board of Directors.

ROXANNE J. COADY, 67, has been a director since April 2011, is Chairman of the Audit Committee and a member of the Compensation Committee. She was appointed to the Board in 2011 in connection with our merger with NewAlliance Bancshares, Inc. where she served on the Audit Committee, and as Chair of the Trust Committee and the Loan Committee. She also served on the board of New Alliance Bancshares, Inc's predecessor, New Haven Savings Bank beginning in 1995. Ms. Coady is President and Chief Executive Officer of R.J. Julia Booksellers, Ltd., which she founded in 1990. She also founded an on-line retailer, JustTheRightBook.com in 2009. Ms. Coady is a former National Tax Director and Partner in BDO Seidman, Chairman of the Tax Division of the New York State Society of CPAs and Chair of the Partnership Committee Task Force of the American Institute of CPAs and has served as a Delegate for the White House Conference on Small Business. She is the founder and Chair of Read to Grow, a statewide literacy organization in Connecticut. Her business and community involvement also includes The Greater New Haven Community Foundation, the Boards of the Connecticut Business and Industry Association, Governor’s Early Childhood Research and Policy Council, The Connecticut Council for Education Reform and the Kenyon Review. As a Board member, Ms. Coady brings a deep knowledge of the New England and Tri-state business environment in which we operate. Her background in accounting and tax legislation enable her to provide expertise to the Board in the areas of financial best practices and risk management.

GARY M. CROSBY, 62, was appointed as our President and Chief Executive Officer on December 19, 2013. He was appointed to the Board of Directors on the same date and serves on the Executive Committee. Mr. Crosby had served as our interim President and CEO since March 2013. From February 2010 to March 2013, he served as our Executive Vice President and Chief Operating Officer. Mr. Crosby joined us as Executive Vice President and Chief Administrative Officer in July 2009. In these roles, he championed our focus on operational excellence, was the architect of our risk management capabilities build-out, and led the successful system conversions associated with our recent acquisitions. Prior to joining First Niagara, Mr. Crosby entered public service in 2004 serving as Chief Financial Officer and Chief Operating Officer of the Buffalo City School District, the second largest school district in New York State, until 2009. In 2008, the district was named one of the top three big-city school districts in the country for financial management after being classified in 2003 as one of the worst. Mr. Crosby was a founding shareholder of ClientLogic Corporation, serving as chief financial and chief operating officer. During his tenure, the company grew from three to 3,000 employees, expanded internationally and received recognition for best-in-class customer service and innovation. He was also a partner with Seed Capital Partners, LLC a venture capital firm, and has held senior financial leadership positions in the banking and manufacturing industries. He is a magna cum laude graduate of Canisius College. Gary is an active volunteer in the Western New York community and was recognized as Business First’s CFO of the year in 2008 for his community service. He is currently a board member of the Buffalo Public School Foundation; Buffalo Niagara Partnership; is trustee emeritus of the YMCA of Buffalo Niagara; and is on the Federal Reserve Bank of New York - Upstate New York Regional Advisory Board.

CARL A. FLORIO, 68, has been a director since January 2009, is Chairman of the Risk Committee and a member of the Audit and Technology Committees. He has been the Vice Chairman of Paradigm Capital Management, Inc., an institutional money management firm since 2008. Mr. Florio is a member of the Management Committee of CL King and Associates, an institutional fixed income equity trading and research group. He served as our senior executive upon completion of the merger between us and Hudson River Bancorp, Inc., from January 2005 to January 2008. Prior to that, he had been President and Chief Executive Officer of Hudson River Bancorp, Inc. beginning in 1995. He is currently a director of American Bio Medica Corporation, where he is a member of the Audit, Compensation and Nominating Committees. As former Audit Chair of the Federal Home Loan Bank of New York, Mr. Florio brings valuable risk management experience. His service as President and Chief Executive Officer of Hudson River Bank & Trust Company gives him a deep knowledge of the Eastern New York sector of our business, and his prior executive positions with us provide first-hand knowledge of us and our personnel. He provides expertise to the Board in the areas of risk management, investment banking, and institutional stockholders.

SUSAN S. HARNETT, 59, has been a director since January 2015 and serves on the Audit and Compensation Committees.  From 2012 to March 2015 she was the Chief Operating Officer and a member of the Board of Directors of QBE North America, a subsidiary of QBE Insurance Group Limited, one of the world’s largest insurers and reinsurers.  In this role Ms. Harnett was responsible for overseeing QBE North America's claims, information technology and corporate legal teams. Prior to 2012, Ms. Harnett worked in the Global Consumer Banking division of Citigroup in various positions from 1979 until 2012, including President and Managing Director heading Local Consumer lending from 2011 to 2012 and Head of Business Performance Management for the Global Consumer Bank from 2008 to 2011.  Prior to 2008, she served as CEO of Citi Germany and Deputy CEO/Retail Bank Head of the EMEA region.  Prior to that, from 1999 to 2001, Ms. Harnett served as Senior Vice President of Global eCommerce in Amsterdam for ABN AMRO Bank N.V.  Ms. Harnett began her financial services career in mortgage banking at Chicago thrifts that were acquired by Citigroup in the early 1980s. She ascended through the ranks of Citi's consumer banking business, becoming President of Citibank Canada in Toronto from 1997 to 1999. Ms. Harnett is currently an executive mentor for the annual FinTech Innovation Lab sponsored by the Partnership for New York City and Accenture. She was the chair of the Global Perspectives Advisory Group, Marquette University College of Business and is currently a member of the Dean’s Council of Marquette University and a trustee of the American Institute of Contemporary German Studies. Ms. Harnett graduated from the Kellogg School of Management Executive MBA Program at Northwestern University and received her B.A. from Marquette University. Ms. Harnett has a proven record of success in driving operational excellence at large and complex financial services organizations, and she brings a tremendous amount of financial services and insurance expertise to the Board.

CARLTON L. HIGHSMITH, 64, has been a director since April 2011, is Chairman of the Governance/Nominating Committee and a member of the Audit Committee. He was appointed to the Board in connection with our merger with New Alliance Bancshares, Inc. where he served on the Compensation and Loan Committees of the Board since 2006. He founded Specialized Packaging Group based in Hamden, Connecticut in 1983, and served as its President and Chief Executive Officer from 1983 to 2009. He grew his company to become one of North America’s largest independent paperboard packaging manufacturers. He merged his company with PaperWorks Industries in 2009 to form the third largest integrated recycled paperboard manufacturing company in North America, and assumed the role of Vice Chairman of the Board of the merged company until his retirement in 2010. Mr. Highsmith currently serves as Vice Chairman of the Board of Trustees of Quinnipiac University, Treasurer of the National Center for Arts & Technology, Chairman of the Board of the Connecticut Center for Arts & Technology and a member of the Board of Trustees of Yale-New Haven Hospital System where he serves on the Finance and Audit Committees. He is a member of the Board of Directors of The Community Foundation for Greater New Haven where he serves on the Finance and Investment Committees. Mr. Highsmith recently served a 3-year term on the Federal Reserve Bank of Boston New England Community Development Advisory Council. He provides the Board with deep knowledge of the New England and Tri-state business environment in which we operate as well as expertise in the areas of strategy and management that he gained during his career. He holds a degree in economics from the University of Wisconsin.

GEORGE M. PHILIP, 68, has been a director since 2007, is Chairman of the Compensation Committee and a member of the Executive and Risk Committees. He has served as President of the University at Albany (SUNY) from November 2007 to January 2013 when he retired. He retired as Executive Director of the New York State Teachers Retirement System, one of the ten largest retirement funds in the nation, where he worked from 1971 - 2007. Mr. Philip served as an independent director of US Airways Group, Inc. from 2004 until 2013. While on the Board of US Airways Group, Inc., he was Chairman of the Audit Committee and member of the Corporate Governance and Nominating Committee. He is a current or past member of numerous professional organizations and governing bodies involved in financial, educational, health related and community activities. With his long service with the New York State Teachers’ Retirement System, Mr. Philip brings expertise in financial matters and risk management. His position at US Airways Group, Inc. provides additional large public company experience in a government regulated industry. Mr. Philip's numerous other nonpublic company board positions give him a special understanding of the education, health care and technology sectors.

PETER B. ROBINSON, 67, has been a director since March 2011 and is a member of the Compensation, Risk and Technology Committees. He retired in 2010 from the Burger King Corporation, where he most recently served as Executive Vice President, with responsibility for Burger King’s global marketing and strategy functions. From 2006 to 2009 he was the Executive Vice President and President of Burger King’s Europe, Middle East and Africa business segment. Before joining Burger King, Mr. Robinson was Senior Vice President of General Mills, Inc. and President of Pillsbury, U.S.A. from 2001 to 2006. Earlier in his career, he held positions of increasing responsibility at The Pillsbury Company, Pepsico, Kraft General Foods and Procter & Gamble. He is currently a director of Lumber Liquidators, Inc., a rapidly-growing supplier and retailer of hardwood flooring. As a Board member, Mr. Robinson brings deep marketing, strategy and risk management experience.

NATHANIEL D. WOODSON, 74, has been a director since April 2011, Chairman of the Board since April 2014, is Chairman of the Executive Committee and a member of the Governance/Nominating Committee. He was appointed to the Board in 2011 in connection with our merger with NewAlliance Bancshares, Inc., where he served on Compensation and Governance Committees, and chaired the Loan and Audit Committees at various times. He also served on the board of its predecessor, New Haven Savings Bank since 2000. He retired from his position as Chairman, President, and Chief Executive Officer of UIL Holdings Corporation and its subsidiary, United Illuminating Company in 2006. Previously, he was President of the Energy Systems Business Unit for Westinghouse Electric Corporation where he was responsible for the company’s global, commercial nuclear power generation activities. Mr. Woodson has served as Chairman of the Regional Leadership Council and the Regional Growth Partnership in the Greater New Haven area and was a member of the Advisory Committee on Investor Responsibility at Yale University and a Member of the Governor’s Council on Competitiveness and Technology. He was co-chair of the Governor’s Committee to redesign Connecticut’s Vo-Tech High Schools, and a member of the Board of C.U.R.E. and Yale New Haven Hospital. His prior experience with New Alliance and New Haven Savings Bank provide deep knowledge of the New England and Tri-state markets in which the bank operates. He is an active supporter and investor in a number of small entrepreneur startup companies. Mr. Woodson's knowledge of our business and its culture, goals, strategies and operations derived from his 14 years as a director in the banking industry, together with the risk management experience acquired through executive level positions held in the nuclear energy industry, demonstrates the experience necessary to serve as our non-executive chairman of the board.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

RICHARD M. BARRY, 50, is Executive Vice President and Chief Risk Officer. He was appointed to this role in July 2012. He is responsible for our Enterprise Risk Management ("ERM") function, including ERM Strategy, Credit Risk, Credit Risk Review, Market Risk, Operational Risk, Compliance and Regulatory Risk and Corporate Social Responsibility. He joined us in December 2011 as Chief Credit Officer. Mr. Barry’s background includes more than 25 years of leadership experience in credit and banking, including at Citizens Financial Group, a commercial bank holding company headquartered in Providence, Rhode Island, where he served as Chief Credit Officer for Wholesale Banking from 2010 to 2011. He also served as President of Citizens Financial Group's Connecticut region from 2005 to 2010. Prior to Citizens, Mr. Barry held a series of leadership positions in lending and credit with Fleet Bank and BayBank. He earned a bachelor’s degree in finance from Bentley University and an MBA from Babson College.

LIAM M. BRICKLEY, 57, is Senior Vice President and Chief Credit Officer. Mr. Brickley joined First Niagara in December 2012 after a 20-year career at Citizens Financial Group where he most recently served as Chief Credit Officer for Wholesale Banking from May 2011 to November 2012. Prior to that he served as Senior Credit Officer for Corporate Middle Market and Commercial Real Estate of Citizens Financial Group from April 2005 to April 2011. Prior to Citizens Mr. Brickley held a series of leadership positions in commercial lending and credit with Mellon Bank and Wells Fargo. Mr. Brickley earned a bachelor’s degree in business administration from Saint Joseph’s University, and an MBA from Drexel University.

BRIAN M. DEMPSEY, 38, is Senior Vice President, Corporate Controller and Principal Accounting Officer. Mr. Dempsey has held this position since October 2014. He joined First Niagara in October 2009, as First Vice President and Corporate Reporting Manager until January 2013. He served as the Director of Finance Accounting responsible for all external reporting from January 2013 to July 2014. From August 2014 to October 2014, he served as Interim Corporate Controller and Principal Accounting Officer. Prior to joining First Niagara, Mr. Dempsey was a Senior Manager at PricewaterhouseCoopers, where he audited banks and financial service companies. Mr. Dempsey holds a bachelor’s degree in accounting from Canisius College and is a Certified Public Accountant.

INDER J. KOUL, 56, serves as our Executive Vice President and Chief Information Officer (CIO), a position he has held since January 2014. In this role he is responsible for leading all technology, digital products and information security functions. Mr. Koul joined us in November 2012 as Senior Vice President and Chief Information Officer. Previously, Mr. Koul served Interim Chief Information Officer of Huntington Bancshares Incorporated, where he also served as the Chief Information Officer for Commercial, Auto Finance and Corporate Services groups from October 2010 to November 2012, and as the Enterprise Project Management Director from March 2010 to November 2012. Prior to joining Huntington, he was with Bank of America for seven years in a variety of senior executive positions, including business processing, operations, customer service and IT program management roles. Earlier in his career, he managed implementation of large-scale programs at IBM, KPMG Consulting, Verizon, Morgan Stanley and Citibank UK.  Mr. Koul is a graduate of BITS Pilani University in India, with a bachelor’s degree in electronics engineering.

GREGORY W. NORWOOD, 59, is Senior Executive Vice President and Chief Financial Officer. He joined us in this role in April 2011. Previously Mr. Norwood served as the Chief Risk Officer of Ally Bank and as a Senior Risk Officer for its parent company, Ally Financial Inc., formerly known as GMAC Financial, Inc. Prior to joining Ally in 2009, Mr. Norwood served as Treasurer of Wachovia from July 2008, having served in various other senior treasury positions since joining Wachovia in 2005. From 2001 to 2005, he was Corporate Controller for Bank of America. Previously, he was a partner with KPMG, LLP, serving financial services clients including some of the nation's largest banks from the firm's New York and Charlotte, North Carolina offices. He started his career with KPMG in 1980 and was a Professional Accounting Fellow at the Securities and Exchange Commission from 1989 - 1991. Mr. Norwood earned his bachelor's degree in accounting from Northern Arizona University.

MARK R. RENDULIC, 49, is Executive Vice President, Consumer Financial Services, a position he has held since September 2014. In this role, he is responsible for leading retail banking, wealth management, direct consumer lending, small business banking and residential mortgage operations across our franchise, in addition to overseeing corporate marketing. He previously served as Executive Vice President, Retail Banking from July 2011 to September 2014 and Senior Vice President Corporate-wide Retail Sales Manager from March 2010 to July 2011. Mr. Rendulic joined us in 2009 as Regional Sales Manager for the Western Pennsylvania Region after we acquired 57 former National City branches from PNC Financial Services, Inc. He earned his bachelor’s degree in economics and business administration from the University of Pittsburgh.

JOSEPH V. SAFFIRE, 46, is Executive Vice President of Commercial Financial Services, a position he has held since joining us in April 2014. In his role, Mr. Saffire oversees commercial banking, specialty banking, capital markets, indirect auto lending, and commercial loan administration.  These include traditional lending and banking services, commercial real estate, healthcare, equipment finance, government banking, asset-based lending, risk management and insurance services, and treasury management. Mr. Saffire’s background includes more than two decades of commercial banking experience. He joined us from Wells Fargo & Company in London, where he served as Executive Vice President and Head of Global Banking for Europe, the Middle East and Africa from November 2012 until April 2014. Mr. Saffire spent the majority of his career with HSBC where he most recently was Chief Operating Officer and Head of International Corporate and Commercial Banking in Germany from August 2010 to November 2012. In this role he was responsible for strategic design and implementation. Prior to that Mr. Saffire was Executive Vice President and Regional President of Corporate and Commercial Banking for HSBC Bank USA from June 2007 to August 2010. In this role he was responsible for 16 Eastern and Midwestern states, covering all of the markets we serve. A magna cum laude graduate of Boston College, Mr. Saffire earned a bachelor’s degree in finance and an MBA in finance and international management from the University of Buffalo.

JULIE SIGNORILLE, 52, is Executive Vice President and Managing Director of Operations a position she has held since January 2014. She joined us in May 2010 as Senior Vice President, Managing Director of Operations and has enterprise-wide leadership responsibility for banking and card operations, customer contact center, enterprise loan servicing operations, consumer underwriting, facilities, strategic sourcing, business performance management and customer experience. An operations and financial services executive with more than 30 years of experience, she previously served as Vice President, U.S. Operations for Symcor, an operations outsourcer to the financial services industry from 2006 to 2010. Prior to that, Ms. Signorille was with Unisys Corporation as Director of Service Delivery and Client Relationship Manager for the largest client within the outsourcing business, and with Citibank as Vice President of Operations. Ms. Signorille supports the community as a member of the WNY Women’s Foundation Board, Big Brothers Big Sisters of Erie County and a mentor for the Babcock Street Job Readiness Program. She was honored in 2015 alone with Woman of Influence, Women Who Move the City and Buffalo 612’ awards, which honor the region’s best C-level executives. Ms. Signorille is a certified green belt in Six Sigma and holds a number of banking certifications.

KATE WHITE, 39, is Executive Vice President and Managing Director of Human Resources and Corporate Communications. Ms. White was appointed to this position in February 2015. She joined us in 2008 as the Human Resources Business Partner for our Partnership Services Group, and was promoted to Senior Vice President, Managing Director of Human Resources in October 2012. Prior to joining us, she was with HSBC Bank for more than 10 years in various human resources and talent management roles, including Corporate Human Resources Director. Ms. White earned her bachelor’s degree in Industrial and Labor Relations from Cornell University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our directors, executive officers and beneficial owners of more than 10% of our common stock are required to disclose beneficial ownership and changes in beneficial ownership in reports on Forms 3, 4, and 5, which are filed with the SEC. At the present time, we have no knowledge of any individual, group or entity with beneficial ownership of more than 10% of our outstanding common stock. In addition, based on our review solely of the Section 16 ownership reports filed by our directors and executive officers, and the written representations of our directors and executive officers, we believe that all reports were timely filed for the year ended December 31, 2015, except for Mr. Crosby and Ms. Signorille who each filed one late report disclosing one transaction.
Audit Committee
The primary role of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the integrity of our financial statements and other financial information provided to our stockholders and others. Our Audit Committee oversees the retention of our Independent Registered Public Accounting Firm, including oversight of the terms of the engagement, as well as their independence and objectivity. However, Audit Committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the Independent Registered Public Accounting Firm. In addition, the Audit Committee monitors the performance of our internal audit function, internal controls over financial reporting and disclosure controls. The Audit Committee also reviews and approves all related persons transactions. The Audit Committee is empowered to retain independent legal counsel and other advisors as deemed necessary or appropriate to assist the committee in fulfilling its responsibilities.
Our Audit Committee is comprised of Ms. Coady (Chair), Mr. Florio, Ms. Harnett and Mr. Highsmith. Each member of the Audit Committee is considered “independent” as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3, and the Board has determined that Ms. Coady and Mr. Florio qualify as “audit committee financial experts” as that term is used in the rules and regulations of the SEC.
Code of Conduct
We have adopted a general Code of Conduct that sets forth standards of ethical business conduct for all of our directors, officers and employees. Additionally, we have adopted a Code of Ethics for Senior Financial Officers that is in conformity with the requirements of the Sarbanes-Oxley Act of 2002 and the NASDAQ listing standards. Both documents are available on our website at www.firstniagara.com.
The Board has established a means for employees, customers, suppliers, stockholders and other interested parties to submit confidential and anonymous reports of suspected or actual violations of our Code of Conduct or Code of Ethics for Senior Financial Officers relating to, among other things:

•	Accounting practices, internal accounting controls, or auditing matters and procedures

•	Theft or fraud of any amount

•	Insider trading

•	Performance and execution of contracts

•	Conflicts of interest

•	Violations of securities or antitrust laws
Any employee, stockholder or other interested party can submit a report to the Audit Committee either:

•	By calling a 24-hour, toll-free hotline: 1-877-874-8416

•	By secure email at the following website: https://firstniagara.alertline.com

ITEM 11.	EXECUTIVE COMPENSATION
THE COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee
George M. Philip (Chair)	Susan S. Harnett
Roxanne J. Coady	Peter B. Robinson
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently comprised of Mr. Philip (Chair), Ms. Coady, Ms. Harnett and Mr. Robinson. No member of the Compensation Committee is or has been an officer or employee of the Company. In addition, none of our executive officers serve as a member of the board of directors or compensation committee of any outside company that has an executive officer serving as a member of our Board.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis ("CD&A") summarizes the objectives and elements of our executive compensation program for our Named Executive Officers whose compensation is detailed in the Summary Compensation Table and other compensation tables contained in this proxy statement. Our Named Executive Officers are our President and Chief Executive Officer, our Chief Financial Officer and our three most highly compensated officers (other than our President and Chief Executive Officer and Chief Financial Officer) at the end of 2015.

•	Gary M. Crosby, President and Chief Executive Officer

•	Gregory W. Norwood, Chief Financial Officer

•	Richard M. Barry, Chief Risk Officer

•	Mark R. Rendulic, EVP Consumer Financial Services

•	Joseph V. Saffire, EVP Commercial Financial Services

COMPENSATION PHILOSOPHY AND OBJECTIVES

The philosophy underlying our executive compensation program is to provide a competitive, performance-based and risk appropriate compensation package that enables us to attract, motivate and retain the caliber of executive officers essential to deliver high performance to our stockholders, customers and the communities in which we operate.
The following objectives support our executive compensation program:

•	Pay for Performance: A sizable portion of compensation should be variable, dependent and directly linked to financial, individual and peer group performance

•	Managing Risk: Balance a desire for superior performance with safeguards so that compensation programs do not result in excessive risk taking that can threaten long-term value and stability

•	Competitiveness: Total compensation should be competitive to attract, retain and motivate our Named Executive Officers to maximize our performance

•
Stockholder Alignment: The interests of our Named Executive Officers should be aligned with the long-term interests of our stockholders through stock-based compensation and performance metrics that drive stockholder value

•
Balance: Fixed and variable compensation should be appropriately weighted with a focus on providing rewards commensurate with the achievement of short-term and long-term financial, operational and strategic goals and individual performance

SAY ON PAY

Following our Annual Meeting of Stockholders in April 2015, we reviewed the results of the stockholder advisory vote on executive compensation with respect to 2014 compensation actions and decisions for our Named Executive Officers. Approximately 89 percent (88.8%) of the votes cast on the proposal were voted in support of the compensation outlined in last year's proxy statement. After a comprehensive market review, and in light of strong stockholder support, we concluded that no changes were required.
HOW WE MAKE COMPENSATION DECISIONS

The Role of the Compensation Committee
The Compensation Committee determines the compensation for our senior executives, including our CEO and our other Named Executive Officers; evaluates senior executive and director compensation plans and programs; designs (amends or terminates, as appropriate) benefit plans for senior executives and employees; and oversees preparation of a report on executive compensation for inclusion in our annual proxy statement. Three or more members of the Board serve on the Committee, each of whom is independent under applicable NASDAQ standards, a “non-employee director” as defined in Rule 16b-3 of the Exchange Act and an “outside director” as defined in Section 162(m) of the Internal Revenue Code. The Chair of the Committee reports on Committee actions at meetings of the Board.
The Committee's duties include:

•
Formulating the compensation recommendations for our CEO and reviewing and approving all compensation recommendations from our CEO for our senior executives, including our other Named Executives Officers

•	Reviewing the goals and objectives relevant to the compensation of our CEO and facilitating the annual CEO performance review process in light of these goals and objectives, with input from the Board

•	Approving all compensation components provided to our CEO and reporting key actions to the Board

•
Reviewing and approving all compensation components provided to senior executives including our other Named Executive Officers, taking into account the recommendation of our CEO, and reporting key actions to the Board

•	Reviewing and approving all equity-based plans

•	Reviewing and recommending CEO, senior executive and director stock ownership guidelines for Board approval and monitor attainment of such guidelines
The Committee is supported in its work by our Managing Director of Human Resources and Corporate Communications, our Executive Compensation Team and an independent executive compensation consultant, as described below. The Compensation Committee Charter can be found on our website at www.firstniagara.com.
The Role of Management
Although the Committee is ultimately responsible for our Named Executive Officers' compensation decisions, input from management is critical to ensuring that the Committee and its advisors have the data needed to make informed decisions. The following summarizes the role of management in helping the Committee discharge its responsibilities:

•	Our CEO and the Managing Director of Human Resources and Corporate Communications recommend potential incentive performance metrics and their respective weightings and definitions

•	The Committee approves the final metrics and weighting used for executive short-term and long-term performance awards

•	Our CEO provides an annual self-assessment of his performance to the Chairman of the Board who facilitates Board input and review at the end of each year

•	Our CEO discusses our other Named Executive Officers' performance summaries and makes recommendations relating to their compensation to the Committee for its review and approval
None of our Named Executive Officers has a role in determining his own compensation.
The Role of the Independent Compensation Consultant
The Committee engages Frederic W. Cook & Co., Inc. (“FWC”), a nationally recognized consulting firm specializing in executive and director compensation, as its independent compensation consultant. FWC provides no services to us other than consulting services provided to assist the Committee in fulfilling its responsibilities. FWC regularly attends Committee meetings in person and in 2015 advised the Committee on key decisions and performed the specific services outlined below:

•	Provided a presentation on executive compensation trends and external developments

•	Provided an annual competitive evaluation of total compensation for our Named Executive Officers, as well as overall equity compensation program share usage, dilution and fair value expense

•	Reviewed Committee agendas and supporting materials in advance of each meeting, and raised questions and issues with management and the Chair of the Committee as appropriate

•	Provided input on the CD&A and related compensation tables for the 2015 proxy statement

•	Reviewed the 2015 compensation peer group and recommended changes to the 2016 compensation peer group

•	Provided input on the 2015 Executive Short-Term Incentive Plan and Long-Term Incentive Program
The Committee received a letter from FWC regarding its independence under the six factors to be considered for such purpose under NASDAQ rules, assessed the independence of FWC pursuant to such rules and approved continued use of FWC by the Committee.
Compensation Peer Group Development
We annually review the compensation practices of a select group of our peers. The data derived from the compensation peer group is used as a reference point for evaluation of our executive compensation program, practices and overall competitiveness of the compensation provided to our Named Executive Officers. While this data is used as a reference for setting our pay guidelines, actual compensation earned will vary based on a combination of financial and individual performance in the short-term as well as over multiple years.
As an external market check, we compare the compensation of our Named Executive Officers' pay with compensation at similar positions at our established peer group or in published compensation surveys. We do not target any particular percentile when making compensation decisions.
The 2015 compensation peer group, which was unchanged from 2014, was based on the criteria outlined below:

•	Company size and industry (one-half to two and one-half times total asset size)

•	Statistical reliability (between 12 to 20 companies)

•	Executive talent sources (companies that we compete with for talent)

•	Competition for investor capital (companies that stockholders may consider as alternative investment opportunities)

•	Overall reasonableness
Our compensation peer group for 2015 compensation planning and analysis consisted of 14 regional banks from across the U.S., ranging from approximately $25.7 billion in total assets to $96.7 billion in total assets, with a median total asset size of $36.3 billion.
2015 Compensation Peer Group

Company	Total Assets in millions (1)
Associated Banc-Corp	$26,822
BOK Financial	$29,090
City National	$32,610
Comerica First	$69,190
Citizens Bancshares	$30,075
First Horizon National	$25,673
Hudson City Bancorp	$36,569
Huntington Bancshares	$66,298
Keycorp	$93,821
M&T Bank	$96,686
New York Community Bancorp	$48,559
People's United Financial	$35,997
Synovus Financial	$27,051
Zions Bancorp	$57,209
75th Percentile	$64,026
Median	$36,283
25th Percentile	$29,336
First Niagara Financial Group	$38,551
Percent Rank	55%

(1)	As of December 31, 2014.
In July 2015, we conducted our annual review of our peer group using the criteria outlined above. Based on this review, City National and Hudson City Bancorp were removed due to their pending acquisitions, and First Republic Bank, FirstMerit Corp, SVB Financial Group and Webster Financial Corp were added.
After these removals and additions in July 2015, our compensation peer group consists of 16 regional banks from across the U.S., ranging from approximately $22.5 billion in total assets to $96.7 billion in total assets, with a median total asset size of $37.7 billion, which is consistent with our total asset size.

2016 Compensation Peer Group

Company	Total Assets in millions (1)
Associated Banc-Corp	$26,822
BOK Financial	$29,090
Comerica	$69,190
First Citizens Bancshares	$30,075
First Horizon National	$25,673
First Republic Bank	$48,353
FirstMerit Corp	$24,902
Huntington Bancshares	$66,298
Keycorp	$93,821
M&T Bank	$96,686
New York Community Bancorp	$48,559
People's United Financial	$35,997
SVB Financial Group	$39,345
Synovus Financial	$27,051
Webster Financial Corp	$22,533
Zions Bancorp	$57,209
75th Percentile	$59,481
Median	$37,671
25th Percentile	$26,994
First Niagara Financial Group	$38,551
Percent Rank	52%

(1)	As of December 31, 2014.

OVERVIEW OF COMPENSATION PROGRAM

A summary of the principal components of our Named Executive Officers' executive compensation program and the purpose of each component are presented in the following table:

Component	Key Characteristics	Link to Philosophy	Key Actions 2015
Base Salary	Fixed; reviewed annually	To provide a competitive rate of pay based on level of performance, contribution and experience	No base salary increases
Short-Term Incentive Award	Variable; based on our financial performance and individual performance	To focus Named Executive Officers on profitable earnings, business fundamentals and individual contributions	Approved 2015 financial performance factor of 97.78% and individual performance factor of 175%; actual payouts were 120.95% of target awards for all Named Executive Officers
Long-Term Incentive Award	Variable; based on our financial performance	To align interests of our Named Executive Officers with stockholders and reward achievement of long-term performance goals
Eliminated stock options and increased the performance-based equity component from 25% to 50%
2013 performance-based awards assessed at target payout (100%) due to 2013-2015 total shareholder return at the 50th percentile of the peer group

Health Benefits	Fixed; Named Executive Officers participate in the same health plans as other employees	To provide competitive levels of benefits that promote health and wellness	No changes
Retirement Plan	Fixed; Named Executive Officers participate in the same retirement plans as other employees	To provide competitive levels of benefits that promote financial security
Perquisites	Fixed; limited to auto allowances, club fees, relocation and commuting expenses. Gross-ups are not provided on perquisites	To provide us with a business-related benefit, and to assist in attracting and retaining executive officers	No changes
Post Employment Compensation	Fixed; benefits provided under Executive Severance Plan and Change in Control Severance Plan	To provide temporary levels of income following qualifying termination of employment, and in the case of a change in control, to provide management continuity	Implemented a Change in Control Severance Plan and terminated individual agreements effective January 1, 2015

DETAIL OF DIRECT COMPENSATION PROGRAMS AND 2015 DECISIONS REGARDING COMPENSATION

Base Salary Program
Base salary is the primary fixed component of our executive compensation program provided to our Named Executive Officers, and is determined by considering the relative importance of the position, an external market check, and the individual's performance and contributions. We annually review base salaries.
2015 Base Salary Decisions
Based on financial performance, the overall performance of each Named Executive Officer and an external market check, we provided no base salary increases to our Named Executive Officers during 2015.

Base Salary	Gary M. Crosby	Gregory W. Norwood	Richard M. Barry	Mark R. Rendulic	Joseph V. Saffire
2014 Base salary	$975,000	$543,250	$468,000	$431,600	$500,000
2015 Base salary	$975,000	$543,250	$468,000	$431,600	$500,000
% change	0%	0%	0%	0%	0%
Short-Term Incentive Program
Our Named Executive Officers participate in a short-term incentive program. The Executive Annual Incentive Plan and its annual performance goal of positive net operating income and maximum permitted award were approved by our stockholders at the 2012 Annual Meeting. The annual incentive under the plan may not exceed 2% of net operating income for our Chief Executive Officer and 1% of net operating income for each of our other Named Executive Officers (excluding our Chief Financial Officer). We have the discretion to reduce the actual incentive award payable to our Named Executive Officers using such factors as we deem appropriate. The formula below was established under the 2015 Executive Short-Term Incentive Plan and is the primary formula used in exercising our negative discretion under the Executive Short-Term Incentive Plan:

Base Salary	x	Target % of Base Salary	x	Financial Performance Measures (70%) + Individual Performance Measures (30%)	=	Actual Short-Term Incentives

Under the terms of our Executive Annual Incentive Plan, we may provide that our evaluation of financial performance may include or exclude any of the following events that occur during the performance period:

•	Asset write-downs

•	Litigation or claim judgments or settlements

•	The effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results

•	Any reorganization or restructuring programs

•	Extraordinary, unusual and/or nonrecurring items of gain or loss

•	Acquisitions or divestitures

•	Foreign exchange gains and losses
The 2015 Executive Short-Term Incentive Plan specifically provided that we could include or exclude these events in determining financial performance results for the 2015 performance period.
2015 Short-Term Incentive Target Decisions
Each Named Executive Officer has a target short-term cash incentive opportunity defined as a percentage of base salary. Incentive targets are designed to provide a competitive cash compensation opportunity generally aligned with our compensation peer group. As financial performance and individual performance exceed or fall short of the established goals, the actual amount of the incentive paid will exceed or fall short of the target. We review and approve annually the targets for each Named Executive Officer.
We did not increase any of our Named Executive Officers’ short-term incentive targets during 2015. The 2014 and 2015 target short-term incentives as a percentage of base salary for Mr. Crosby and our other Named Executive Officers were as follows:

Short-Term Incentive	Gary M. Crosby	Gregory W. Norwood	Richard M. Barry	Mark R. Rendulic	Joseph V. Saffire
2014 Target	100%	80%	75%	70%	80%
2015 Target	100%	80%	75%	70%	80%
% change	0%	0%	0%	0%	0%
Payout Curves
Actual short-term incentive awards could range from 50% of target for achieving threshold expectations, 100% of target for achieving the target level and up to 200% of target for meeting or exceeding stretch goals, which represent superior performance. We do not pay short-term incentive awards for performance below threshold expectations. We use a linear interpolation of payout percentages for results achieved between threshold and target and between target and stretch.
Weightings and Plan Measures
We select plan measures to provide incentive to our Named Executive Officers to drive profitability, operational excellence and the achievement of individual performance measures. We reviewed the weightings and plan measures associated with the short-term incentive and determined that our 2015 measures would continue to be weighted 70% financial performance and 30% individual performance. We selected these financial measures to focus our Named Executive Officers on increasing operating earnings per share, accelerating fee income growth, managing expenses and maintaining strong credit quality. Our financial performance measures for 2015 are outlined in the section titled "Financial Performance Results" below. We selected individual performance measures for our Named Executive Officers to focus on their achievements in leadership and customer centricity, business fundamentals, our strategic investment plan and risk management.

In light of us subsequently entering into a merger agreement with KeyCorp in 2015, the objectives for the individual performance of our Named Executive Officers for 2015 changed significantly and became aligned with assisting towards the completion of the merger with KeyCorp. For additional details, see the section titled “Individual Performance Results” below.

Financial Performance Results
In 2016, we reviewed our financial performance and our Named Executive Officers' individual performance for 2015 against the established performance measures. We approved an overall financial performance factor of 97.78% based on the following financial performance and year-end results:

Financial Performance Measures	Weight	Threshold	Target	Stretch	Actual Results	Final Performance Results(5)
Operating Earnings per Share (1) Achieve Plan Core Operating EPS vs. Plan	50%	$0.56	$0.61	$0.72	$0.61	50.00%
Fee Income (2) Non-interest Income ($) vs. Plan	20%	$329.8	$347.2	$364.6	$346.1	19.37%
Operational Excellence (3) Non-interest Expenses ($) vs. Plan	20%	$979.1	$932.5	$885.9	$939.9	18.41%
Credit Quality (4) Net Charge Offs to Average Total Loans vs. Plan	10%	0.32%	0.29%	0.26%	0.29%	10.00%
Financial Performance Results:						97.78%
(1) Operating earnings per share is a non-GAAP financial measure. For a reconciliation of operating earnings per share to earnings per share and our rationale for using this measure, see Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading "Financial Overview" of our Annual Report on Form 10-K filing for the year ended December 31, 2015.

(2)
Non-interest Income as presented in the Consolidated Statement of Operations in our Annual Report on Form 10-K filing for the year ended December 31, 2015. Fee income metric is adjusted to exclude the impact of Historic Tax Credit (HTC) amortization incurred in 2015.

(3)
Non-interest Expenses as presented in the Consolidated Statement of Operations in our Annual Report on Form 10-K filing for the year ended December 31, 2015. Expense metric excludes commissions that are directly tied to production volumes and revenues. The expense metric also excluded other charges. In 2015, these excluded charges were comprised of restructuring charges of $20.9 million and merger and acquisition integration expenses of $13.2 million.

(4)	Computed as a ratio of charge-offs, net of recoveries to the average balance of our total loans.

(5)	The numbers in this column have been rounded to two decimal places.
Individual Performance Results
In 2016, we reviewed the individual performance results of our Named Executive Officers. The individual performance assessment was performed by our Board of Directors with respect to the Chief Executive Officer and by the Chief Executive Officer with respect to the other Named Executive Officers.
The established individual performance objectives for 2015 included leadership and customer centricity, business fundamentals, strategic investment plan and risk management. However, in light of our entering into a merger agreement with KeyCorp in 2015, the objectives and focus for the individual performance of our Named Executive Officers for 2015 changed significantly, and became aligned with ensuring a successful completion of the merger with KeyCorp. The assessment found that each of our Named Executive Officers made strong positive contributions, including delivering business fundamentals and assisting with the preparation for and implementation of the merger with KeyCorp. In light of the change in circumstances from the announced merger with KeyCorp and the overall individual contributions made by each of our Named Executive Officers, we approved an individual performance factor for each of our Named Executive Officers of 175%.
2015 Short-Term Incentive Award Decisions
In 2016, we reviewed awards calculated under the 2015 Executive Short-Term Incentive Plan formula based on our financial performance results (see section titled "Financial Performance Results" for details) and our Named Executive Officers’ individual performance (see section titled "Individual Performance Results" for details).

The plan payments are outlined below:

Name	70% Financial Performance Results (1)	30% Individual Performance Results (2)	Combined Factor (3)	Short-Term Incentive Target	2015 Payment (4)
Gary M. Crosby	97.78%	175.00%	120.95%	$975,000	$1,179,200
Gregory W. Norwood (5)	97.78%	175.00%	120.95%	$434,600	$525,600
Richard M. Barry (5)	97.78%	175.00%	120.95%	$351,000	$424,500
Mark R. Rendulic	97.78%	175.00%	120.95%	$302,120	$365,400
Joseph V. Saffire	97.78%	175.00%	120.95%	$400,000	$483,800
(1) For additional detail on the Financial Performance Results, please see the preceding chart. Financial results can range from 0% - 200% depending on respective performance relative to each of the performance objectives.
(2) For additional detail on the Individual Performance Results, please see the section titled “Individual Performance Results” above. Individual results can range from 0% - 200% depending on achievement of the individual performance objectives.
(3) The Combined Factor is calculated by adding the financial performance result of 97.78% weighted 70% to the individual performance results of 175.00% weighted 30%. The Combined Factor is used to determine the payment made to each of our Named Executive Officers by multiplying the percentage by the applicable short-term incentive target.
(4) 2015 Payment rounded to the nearest $100.
(5) We paid the target amount of the 2015 short-term incentive award payments for Mr. Norwood ($434,600) and Mr. Barry ($351,000) in December 2015 to mitigate the potential adverse impact to them under Sections 4999 and 280G of the Internal Revenue Code, and the balance was paid to them in March of 2016.
2015 Short-Term Incentive Award Payment Decision
For Messrs. Norwood and Barry, we paid the target amount of the 2015 short-term incentive award payments ($434,600 and $351,000, respectively) in December of 2015 to mitigate the potential impact to them under Sections 4999 and 280G of the Internal Revenue Code in the event of the termination of their employment in connection with our merger with KeyCorp.  In March of 2016, after we determined the actual amount of the 2015 short-term incentive awards, we paid to Messrs. Norwood and Barry the difference between the target award payment and the actual award payment based on 2015 financial and individual performance results.
2015 Sign-On Bonus Decision
Upon hire in 2014, we agreed to pay Mr. Saffire a cash sign-on bonus of $275,000, of which $105,000 was paid to him in 2014 and the remaining $170,000 was payable in three equal installments in 2015, 2016 and 2017.  In December of 2015, we accelerated the payment to Mr. Saffire of the remaining 2016 and 2017 installments to mitigate the potential impact to him under Sections 4999 and 280G of the Internal Revenue Code in the event of the termination of his employment in connection with our merger with KeyCorp.
Long-Term Incentive Program
We grant long-term incentive awards under our 2012 Equity Incentive Plan to our Named Executive Officers to motivate achievement of sustained, long-term financial performance and to align the interests of our Named Executive Officers with those of our stockholders.
2015 Long-Term Incentive Target Decisions
Each Named Executive Officer has a target long-term incentive opportunity that is competitive and generally consistent with our compensation peer group. As our financial performance exceeds or falls short of the established goals, the actual realized value of the long-term incentive earned will exceed or fall short of the target award. We review and approve the target long-term incentive opportunities annually.

In addition, we considered the following objectives when determining the 2015 targets:

•	Creating a strong link between our performance and each Named Executive Officer's realizable pay

•	Increasing share ownership of our Named Executive Officers

•	Maintaining internal pay equity among our Named Executive Officers
Based on an evaluation of these goals, to further align pay opportunity with market pay levels and to align the interests of our stockholders with our Named Executive Officers, we increased the long-term incentive opportunities for Messrs. Barry and Rendulic. Mr. Norwood received a one-time increase of $185,000 to his 2015 LTI grant in recognition of the implementation of a successful tax strategy.

Long-Term Incentive	Gary M. Crosby	Gregory W. Norwood	Richard M. Barry	Mark R. Rendulic	Joseph V. Saffire
2014 Target	$2,500,000	$815,000	$515,000	$475,000	na
2015 Target	$2,500,000	$1,000,000	$562,000	$518,000	$600,000
$ change	$0	$185,000	$47,000	$43,000	na

Long-Term Incentive Award Vehicles
In order to better align our long-term incentive awards with external market practice and evolving pay-for-performance best practices, we modified the long-term incentive award mix provided to our Named Executive Officers. The modification includes the elimination of stock options and the increase of performance-based restricted stock units. The time-based restricted stock units portion of the mix was not changed. This modification will increase the impact of our relative Total Shareholder Return and reduce the impact of stock price appreciation alone.

The modification of our long-term incentive award vehicles is outlined below:

Long-Term Incentive Award Vehicle	Previous LTI Mix	2015 LTI Mix
Stock Options	25%
Performance-Based Restricted Stock Units	25%	50%
Time-Based Restricted Stock Units	50%	50%

Below are the details of our long-term incentive award vehicles:

Vehicle	Vesting	Rationale	Mix
Performance-Based Restricted Stock Units	Vests at the conclusion of three-year performance period	To align long-term incentives to the achievement of our total shareholder return	50%
Time-Based Restricted Stock Units	Vests on third anniversary	To increase stock ownership and retain the continued services of our key executive talent	50%
Dividend equivalents in an amount equal to the dividends payable to stockholders of common stock are provided in cash for time-based restricted stock units and are paid at the same time as dividends are paid to stockholders. Dividend equivalents are not provided on unvested performance-based restricted stock units.

Performance-Based Restricted Stock
Performance-based restricted stock units vest at the conclusion of the three-year performance period and the number of shares that actually distribute is based on our Total Shareholder Return ("TSR") performance relative to an industry index, using the definitions set forth below:

•
Three-year Total Shareholder Return reflects our stock price appreciation plus reinvestment of dividends calculated as follows: (stock price at the end of the performance period - stock price at the beginning of the performance period + dividends paid) / stock price at the beginning of the performance period)

•	Industry Comparator Group is the SNL Mid-Cap Bank Index. Banks in this group include those with $1 billion to $5 billion total common stock market capitalization
Award Determination for Performance-Based Restricted Stock

Range of Payout Percentages for Peer Relative Three-Year TSR

Below Threshold	Threshold 35th percentile	Target 50th percentile	Stretch 75th percentile +
$0	50%	100%	150%
Assuming a minimum threshold performance is achieved, 50% of target awards will be vested. Once threshold performance is achieved, actual awards will be interpolated between 50% - 150% of target to reward for incremental performance relative to the industry comparator group. We do not issue performance-based restricted stock units for performance below the threshold level of achievement. In addition, if TSR is negative, even if it is above the 35th percentile, we do not distribute performance-based restricted stock units in excess of the threshold level of achievement.
2013-2015 Performance-Based Restricted Stock Awards
The awards granted in 2013 with a performance period that ended on December 31, 2015 were distributed at 100% of target because we determined that performance results against the SNL Mid-Cap Bank Index were at the 50th percentile.
2015 Long-Term Incentive Vesting Conditions
Mr. Crosby became retirement eligible under our 2012 Equity Incentive Plan on July 13, 2015, at the age of 61 with six years of service.  As a result, Mr. Crosby's unvested equity became fully vested but will not be distributed until separation from service or the regular vesting date, whichever comes first. In order to provide an incentive for Mr. Crosby to remain in continued employment with the Company, we imposed an additional vesting condition on both his time-based restricted stock units and his performance-based restricted stock units granted to him in 2015.  In the event that Mr. Crosby had terminated his employment with us within the one-year period following the date of grant, he would have forfeited all of these restricted stock units.  A similar additional vesting condition was also imposed on the restricted stock units granted to Mr. Crosby in 2016.
2016 Long-Term Incentive Vesting Conditions
Prior to 2016, we included a net operating income goal in our time-based restricted stock units granted to our executives, including our Named Executive Officers. If the Company's net operating income in year one of the grant was $75 million or greater, then the time-based restricted stock units would vest on the third anniversary of the grant. If not, the units would be forfeited. In light of the anticipated closing of our merger with KeyCorp during 2016, we removed this vesting condition from the 2016 time-vesting restricted stock units granted to our executives, including our Named Executive Officers.

2015 Compensation Pay Mix at Target
We focus on aligning a significant portion of the total compensation of our Named Executive Officers with the interests of our stockholders.
Variable Pay

•	78% of our CEO's target compensation is variable, delivered in the form of short- and long-term incentive awards

•	For our other Named Executive Officers, 66% of their target compensation is variable
Performance-Based Pay

•	50% of our CEO's target compensation is performance-based, delivered in the form of short-term incentives and performance-based restricted stock units

•	For our other Named Executive Officers, 46% of their target compensation is performance-based

President and CEO Target Pay Mix Other NEO Target Pay Mix

DETAILS OF INDIRECT COMPENSATION PROGRAMS

Severance Benefits
We maintain an Executive Severance Plan for our Named Executive Officers in order to provide a competitive compensation program and income continuation following a termination of employment that is not in connection with a change in control. The Executive Severance Plan applies to terminations of employment for a Named Executive Officer (i) whose employment is involuntarily terminated by us for reasons other than for cause, (ii) who is required to move more than 100 miles from his current principal place of employment, or (iii) whose aggregate compensation is materially reduced. Further detail of the benefits provided under this plan to our Named Executive Officers is included in the section titled "Potential Payments upon Termination or Change in Control."
Change in Control Benefits
Effective January 1, 2015, we adopted the First Niagara Bank Executive Change in Control Severance Plan (“CIC Plan”), and entered into cancellation agreements with Messrs. Crosby, Norwood, Barry and Rendulic to terminate their existing change in control agreements. Mr. Saffire’s change in control agreement expired by its term on December 31, 2014.
The CIC Plan was implemented in order to:

•	Reduce the administrative burden associated with issuing and maintaining individual change in control agreements

•	Ensure uniformity in severance benefits for our Named Executive Officers

•	Provide the Committee with flexibility to make uniform amendments
In addition, we amended the CIC Plan in March 2015 to provide that if there is an amendment, modification or termination of the CIC Plan during the period commencing 12 months before the date on which a change in control occurs and ending on the last date of the applicable CIC protection period, the changes will not apply to a participant who terminates during the applicable period if the change reduces the compensation and benefits payable.
The severance benefits that our Named Executive Officers are entitled to receive under the CIC Plan are substantially similar to the severance benefits they would have been entitled to receive under their individual change in control agreements. A comparison of key provisions under the individual change in control agreements and the newly-adopted CIC Plan are noted below:

Key Provisions	Individual Change in Control Agreements	CIC Plan
Protection Period Termination by Company without "Cause"	12 months	24 months
Protection Period Termination by Executive for "Good Reason"	14 months	24 months
Non Solicitation Period	9 months	24 months - CEO 12 months - Other Named Executive Officers
Outplacement Benefits	$10,000	$15,000
Payment Trigger(1)	Double-Trigger	Double-Trigger
Section 280G of the Internal Revenue Code (2)	Best Net	Best Net
(1) The CIC Plan provides for “double-trigger” severance payments in the event of a termination without cause or for a resignation for good reason following a change in control. The rationale for providing double-trigger payments is to provide security for our Named Executive Officers without providing an undue benefit to any executive who continues to be employed following a change in control.

(2) The CIC Plan provides for a “best net” approach, whereby the payments are capped at the threshold amount under Section 280G of the Internal Revenue Code unless the net benefit to our Named Executive Officer would otherwise be greater if he were to receive the full value and pay the excise tax, in which case, the full amount would be payable.
We provide further detail of the benefits provided to our Named Executive Officers under the CIC Plan in the section titled "Potential Payments upon Termination or Change in Control."
401(k) Plan
All employees, including our Named Executive Officers, are eligible to participate in our 401(k) plan. Under the plan, employees may make salary deferrals up to the maximum annual Internal Revenue Code limit. We contribute an amount to the plan equal to 100% of the first 4% of an employee's contributions plus 50% of an employee's contributions that exceed 4% but do not exceed 6% of the employee's compensation for the payroll period. Our contributions cannot exceed 5% of an employee's annual compensation as limited by Internal Revenue Code.

Employee Stock Ownership Plan (“ESOP”)

The ESOP was terminated effective December 31, 2014.  In January 2015, all the remaining shares subject to the ESOP were released and allocated to eligible employee accounts pending IRS approval, which was obtained in April 2016.
Nonqualified Deferred Compensation Plan (“NQDC”)
Effective January 1, 2015, in order to provide an opportunity for certain executives, including our Named Executive Officers, to increase the amount of tax-deferred savings, we adopted a NQDC. The NQDC offers the same investment options as currently available in our 401(k) plan (except the option to elect our common stock and the stable value fund). The NQDC does not provide for additional contributions by us to our Named Executive Officers. We determine compensation eligible for deferral and limits on amounts deferred. For 2015, we approved the following key terms:

1.	Deferral Compensation Elements: Base salary and/or annual short-term incentives earned on or after January 1, 2015; and

2.	Deferral Limits: From 1 to 50 percent of annual base salary and from 1 to 80 percent of annual short-term incentive.

COMPENSATION POLICIES

Stock Ownership and Holding Guidelines

We believe that each of our Named Executive Officers should own a significant amount of our common stock and hold a significant portion of our common stock received as compensation under our long-term incentive plans.

The specific guidelines are outlined below:

	Holding Guidelines (% of Net Shares)	Ownership Guidelines (Multiple of Base Salary)
CEO	75%	5x
Tier I Executive (1)	75%	3x
Tier II Executive (2)	50%	2x

(1)	Tier I Executives are defined as members of the Management Committee and includes all of our other Named Executive Officers.

(2)	Tier II Executives are defined as all Grade 12 Executives and / or Section 16 Officers who are not Tier I Executives.
Below is a summary of the shares that qualify for the ownership guidelines described above:

▪	Shares directly owned, including shares from the vesting, payment or exercise of a compensation award (net of taxes)

▪	Shares purchased through dividend reinvestment

▪	Shares owned by immediate members of the executive’s family or shares held as part of the 401(k) plan or ESOP

▪	Unvested restricted stock unit awards subject to time-based vesting requirements

▪	Performance-based restricted stock unit awards are not included
Named Executive Officers are expected to hold 75% of the net shares received through the vesting of long-term incentive awards until they satisfy the ownership guidelines. Once a Named Executive Officer achieves the ownership guideline, he or she is no longer subject to the holding guideline provided his total stock ownership level does not fall below the ownership guideline. If he or she falls below the ownership guideline, he or she must hold 75% of shares until the ownership guideline is met again. We monitor ownership levels and compliance on an annual basis.
Prohibition on Hedging and Pledging
Our Insider Trading Policy prohibits directors and employees, including each of our Named Executive Officers, from engaging in hedging or monetization transactions, including prepaid variable forwards, equity swaps, collar, exchange funds or similar rights and obligations or engaging in any other hedging activity involving our securities. Our Insider Trading Policy also prohibits directors and employees, including each of our Named Executive Officers, from pledging our securities as collateral for margin purchases or a loan.
Impact of Tax Policies - Deductibility of Executive Compensation
We review and consider the deductibility of our executive compensation programs under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1 million paid to a Named Executive Officer (other than our CFO) unless it qualifies as performance-based compensation.

Annual awards made to our Named Executive Officers under our stockholder-approved plans are intended to be eligible for the performance-based compensation exception under Section 162(m). However, we believe that circumstances may exist where providing compensation that is not fully deductible for tax purposes may be desirable to achieve our objectives in some situations and may be in the best interests of stockholders. Accordingly, we may issue awards not eligible for the performance-based compensation exception under Section 162(m) and we may make payment of performance-based compensation that is not exempt under Section 162(m). We do not represent that all of the compensation paid to our Named Executive Officers was or will be fully deductible for federal income tax purposes.

SUMMARY COMPENSATION TABLE

The following table provides, for the years ended December 31, 2015, 2014 and 2013, the total compensation earned by each of our Named Executive Officers. The table reflects the total compensation paid to or earned by each of our Named Executive Officers beginning in the later of the fiscal year ended December 31, 2013 or the year the executive first became a Named Executive Officer. Additional information on the total compensation package provided to our Named Executive Officers can be found in "Detail of Direct Compensation and 2015 Decisions Regarding Compensation".

Name and Principal Position	Year Ended 12/31	Salary ($) (1)	Bonus (2) ($)	Stock Awards(3) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation (6) ($)	Total ($)
Gary M. Crosby President and CEO	2015	975,000	—	2,097,365	—	1,179,200	36,418	4,287,983
	2014	997,731	—	1,688,459	632,325	562,000	37,657	3,918,172
	2013	848,841	1,000,000	1,729,785	271,889	638,000	36,693	4,525,208
Gregory W. Norwood Chief Financial Officer	2015	543,250	—	838,949	—	525,600	34,880	1,942,679
	2014	562,615	—	550,436	206,138	283,100	37,651	1,639,940
	2013	527,981	—	912,204	201,742	470,200	37,292	2,149,419
Richard M. Barry Chief Risk Officer	2015	468,000	—	471,493	—	424,500	25,250	1,389,243
	2014	483,923	—	347,821	130,259	197,100	26,210	1,185,313
	2013	444,231	25,000	608,550	134,586	337,500	25,760	1,575,627
Mark R. Rendulic, EVP Consumer Financial Services	2015	431,600	—	434,567	—	365,400	55,250	1,286,817
	2014	446,284	—	320,803	120,142	192,300	57,824	1,137,353
	2013	416,745	—	561,833	124,254	322,100	56,378	1,481,310
Joseph V. Saffire, EVP Commercial Financial Services	2015	500,000	170,000	503,367	—	483,800	42,579	1,699,746
	2014	334,615	105,000	452,805	—	254,600	162,611	1,309,631

(1)
The amounts shown in this column represent the aggregate base salary payable to each of our Named Executive Officers for the payroll periods that ended in the applicable year, including any changes made to a Named Executive Officer’s base salary which took effect during the applicable year.

(2)
The amounts shown in this column represent the following: for Mr. Crosby, a cash completion bonus of $1,000,000 earned in 2013 under the compensation arrangements provided to him in his role as our Interim President and CEO; for Mr. Barry, a cash sign on award of $25,000 paid in 2013 under the compensation arrangements provided to him upon hire; and for Mr. Saffire, a cash sign on award of $275,000 of which the first installment of $105,000 was paid to him in 2014, and the remaining $170,000 was payable in three equal installments in 2015, 2016 and 2017. The second installment of $57,000 was paid to Mr. Saffire in 2015 as scheduled. The third and fourth installments, in the aggregate amount of $113,000, were paid to him in December 2015 to mitigate the potential adverse impact to him under Sections 4999 and 280G of the Internal Revenue Code.

(3)
The amounts shown in this column represent the full grant date fair value of time-based stock awards and the estimated grant date fair value of performance-based stock awards that were granted during each year. The amounts in this column were calculated in accordance with FASB ASC Topic 718. In addition, in accordance with SEC rules, any estimate for forfeitures is excluded from, and does not reduce, the reported amounts. The fair value of performance-based awards was estimated taking into consideration several factors, including our stock price on the grant date and estimated probabilities of payout ranging from 0% to 150% of the “target” award, as well as the present value of dividends during the performance period (which are not paid on these awards). Shares awarded will be determined based on the actual results of the pre-established performance conditions and can range from 0% to 150% of the target share award. The maximum amounts payable for the performance-based stock awards for 2015 assuming the highest possible outcome of the performance condition to which such awards are subject (150% of the target award), would be $1,883,000 for Mr. Crosby, $753,000 for Mr. Norwood, $423,000 for Mr. Barry, $390,000 for Mr. Rendulic and $452,000 for Mr. Saffire.

(4)
The amounts shown in this column represent the full grant date fair value of stock option awards granted during each year. The amounts in this column have been calculated in accordance with FASB ASC Topic 718. In accordance with SEC rules, any estimate for forfeitures is excluded from, and does not reduce, such amounts. For additional information on the valuation assumptions used with respect to stock option awards, see Note 15 to our audited financial statements for the years ended December 31, 2014 and 2013, which were included in our Form 10-K filed with the SEC on March 17, 2015 and February 25, 2014, respectively.

(5)
The amounts shown in this column represent the short-term incentives awarded under our Executive Short-Term incentive Plan for services rendered in 2015, 2014 and 2013, respectively. Awards are reported for the year in which they are earned, regardless of the year in which they are paid. The 2015, 2014 and 2013 annual cash incentive awards were fully paid in cash in March of 2016 and in February 2015 and 2014, respectively. The target amount of Messrs. Norwood's and Barry's 2015 awards were paid to them in December 2015 to mitigate the potential adverse impact to them under Sections 4999 and 280G of the Internal Revenue Code, and the balance was paid to them in March of 2016.

(6)The details of “All Other Compensation” for 2015 are as follows:

Name	401(k) (a) ($)	Club Dues ($)	Auto Allowance ($)	Commuting Allowance ($)	Relocation Payments ($)	Total All Other Compensation ($)
Gary M. Crosby	13,250	11,168	12,000	—	—	36,418
Gregory W. Norwood	13,250	9,630	12,000	—	—	34,880
Richard M. Barry	13,250	—	12,000	—	—	25,250
Mark R. Rendulic	13,250	—	12,000	30,000	—	55,250
Joseph V. Saffire	12,334	18,245	12,000	—	—	42,579

a.	The amounts shown in this column represent our contributions under the 401(k) Plan.

GRANTS OF PLAN-BASED AWARDS

The following table provides information concerning the short-term incentive awards provided under our Executive Annual Incentive Plan and grants of long-term incentive awards provided under our 2012 Equity Incentive Plan to each of our Named Executive Officers during 2015. The actual short-term incentive award paid to each of our Named Executive Officers can be found in the Non-Equity Incentive Plan Compensation column in the "Summary Compensation Table." Additional information on the grants of plan based awards provided to each of our Named Executive Officers can be found in the "Long-Term Incentive Program" section.

Award Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1) ($)			Estimated Future Share Payouts Under Equity Incentive Plan Awards (2) (#)			All Other Stock Awards: Number of Shares of Stock (3) (#)	All Other Option Awards: Number of Shares of Underlying Options (4) (#)	Per Share Exercise of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (5) ($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Gary M. Crosby
STI	—	487,500	975,000	1,950,000							—
Perform-Based	3/30/2015				70,146	140,292	210,438				841,752
Time-Based	3/30/2015							140,292			1,255,613
Gregory W. Norwood
STI	—	217,300	434,600	869,200							—
Perform-Based	3/30/2015				28,059	56,117	84,176				336,702
Time-Based	3/30/2015							56,117			502,247
Richard M. Barry
STI	—	175,500	351,000	702,000							—
Perform-Based	3/30/2015				15,769	31,538	47,307				189,228
Time-Based	3/30/2015							31,538			282,265
Mark R. Rendulic
STI	—	151,060	302,120	604,240							—
Perform-Based	3/30/2015				14,534	29,068	43,602				174,408
Time-Based	3/30/2015							29,068			260,159
Joseph V. Saffire
STI	—	200,000	400,000	800,000							—
Perform-Based	3/30/2015				16,835	33,670	50,505				202,020
Time-Based	3/30/2015	—	—	—	—	—	—	33,670	—		301,347

(1)
The amounts shown in these columns represent the threshold, target and maximum awards payable to our Named Executive Officers under our 2015 Short-Term Incentive Plan. The amounts shown under threshold represent the value of the award payable should the calculated results of the financial performance measures equal 50% of established financial targets. No award would be payable in the event that the calculated results of the financial performance measures is below 50%. The amounts shown under target represent 100% of target. The amounts shown under maximum are 200% of target and represent the maximum amount payable. The actual amount of these awards is disclosed in the Non-Equity Incentive Plan column of the "Summary Compensation Table."

(2)
The number of units shown in these columns represents the threshold, target and maximum number of performance-based restricted stock units that would vest and become distributable to our Named Executive Officers under our 2012 Equity Incentive Plan provided that a three-year peer relative total shareholder return performance condition was met. The amounts shown under threshold represent the number of shares distributable should our three-year total shareholder return equal the 35th percentile of our established peer group. If total shareholder return was negative, even if it was above the 35th percentile, only the threshold number of shares would be distributable. No shares would be distributable in the event that our three-year total shareholder return was less than the 35th percentile. The amounts shown under threshold represent the 35th percentile and are paid at 50% of target. The amounts shown under target represent the 50th percentile and are paid at 100% of target. The amounts shown under maximum represent the 75th percentile or higher and are paid at 150% of target and represent the maximum number of shares distributable. The awards are subject to a three-year performance period that commenced on January 1, 2015 and will end on December 31, 2017. The number of units for each grant was determined using $8.91, the 30-day average closing price per share of our common stock from February 28, 2015 through March 29, 2015. Mr. Crosby became eligible for retirement treatment of his equity awards on July 13, 2015; the units granted to Mr. Crosby in 2015 were subject to an additional requirement that he remain employed for a period of at least one year following the grant date, and in the event of his termination of employment for any reason during such one-year period, his 2015 equity awards would be forfeited.

(3)
The amounts shown in this column reflect the number of time-based restricted stock units granted under our 2012 Equity Incentive Plan. For our Named Executive Officers the awards vest in full on the third anniversary of the grant date. For our Named Executive Officers, the number of units for each award granted on March 30, 2015 was determined using $8.91, the 30-day average closing price per share of our common stock from February 28, 2015 through March 29, 2015. Mr. Crosby became eligible for retirement treatment of his equity awards on July 13, 2015; the units granted to Mr. Crosby in 2015 were subject to an additional requirement that he remain employed for a period of at least one year following the grant date, and in the event of his termination of employment for any reason during such one-year period, his 2015 equity awards would be forfeited.

(4)	No stock options were granted during 2015.

(5)
The amounts shown in this column reflect the grant date fair value of all awards. All stock awards are valued using the closing price per share of our common stock on the grant date. The grant date fair value of performance-based stock awards was estimated taking into consideration several additional factors, including the present value of dividends during the performance period (which are not paid on these awards), and estimated probabilities of payout ranging from 0% to 150% of the “target” award.

NARRATIVE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

For information regarding our 2015 short-term incentive program and our 2015 long-term incentive program consisting of performance-based restricted stock units and time-based restricted stock units, please see the section titled "Detail of Direct Compensation and 2015 Decisions Regarding Compensation"

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

The following table provides information on each of our Named Executive Officer's outstanding equity awards as of December 31, 2015. The equity awards reported in the Option Awards columns consist of non-qualified stock options. The equity awards reported in the Stock Awards columns consist of performance-based restricted stock, time-based restricted stock, time-based restricted stock units and performance-based restricted stock units. The value of equity awards outstanding is calculated using a market value of $10.85, the closing price per share of our common stock on December 31, 2015. All numbers have been rounded to the nearest whole dollar or share.

	Option Awards(1)				Stock Awards
Stock Option Award Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (5) ($)
Gary M. Crosby (6)
7/13/2009	8,400	—	11.29	7/13/2019	3/28/2013	28,656	310,918	29,586	321,008
7/13/2009	15,633	—	11.29	7/13/2019	4/9/2013	109,888	1,192,285
1/25/2010	35,406	—	14.44	1/25/2020	3/28/2014	129,864	1,409,024	68,083	738,701
1/24/2011	45,933	—	13.79	1/24/2021	3/30/2015	140,292	1,522,168	140,292	1,522,168
3/30/2012	82,710	—	9.84	3/30/2022
3/28/2013	76,805	38,402	8.86	3/28/2023
3/28/2014	81,381	162,760	9.27	3/28/2024
Gregory W. Norwood
4/4/2011	33,096	—	13.84	4/4/2021	3/28/2013	43,905	476,369	21,953	238,190
3/28/2013	—	28,495	8.86	3/28/2023	4/24/2013	41,634	451,729
3/28/2014	—	53,060	9.27	3/28/2024	3/28/2014	44,390	481,632	22,195	240,816
					3/30/2015	56,117	608,869	56,117	608,869
Richard M. Barry
3/28/2013	—	19,009	8.86	3/28/2023	3/28/2013	29,290	317,797	14,645	158,898
3/28/2014	—	33,528	9.27	3/28/2024	4/24/2013	27,775	301,359
					3/28/2014	28,050	304,343	14,025	152,171
					3/30/2015	31,538	342,187	31,538	342,187
Mark R. Rendulic
1/24/2011	19,536	—	13.79	1/24/2021	3/28/2013	27,041	293,395	13,521	146,703
3/28/2013	—	17,550	8.86	3/28/2023	4/24/2013	25,643	278,227
3/28/2014	—	30,924	9.27	3/28/2024	3/28/2014	25,871	280,700	12,936	140,356
					3/30/2015	29,068	315,388	29,068	315,388
Joseph V. Saffire
					5/8/2014	35,224	382,180
					3/30/2015	33,670	365,320	33,670	365,320

(1)	The stock options reported in these columns vest one-third per year on the anniversaries of the grant date.

(2)
The amounts shown in this column represent unvested time-based restricted stock and time-based restricted stock units. These awards vest in full on the third anniversary of the grant date, except for Mr. Saffire’s award granted on May 8, 2014, which vests in three equal annual installments on the first, second and third anniversary of the grant date.

(3)	The amounts shown in this column represent the market value of the time-based restricted stock units calculated using $10.85, the closing price per share of our common stock on December 31, 2015.

(4)
The amounts shown in this column represent outstanding performance-based restricted stock units. These awards provide our Named Executive Officers with the opportunity to earn shares of our common stock contingent on the achievement of pre-determined performance conditions over a three-year performance period. The values shown are the target value of the award (100%), depending on the achievement of the performance conditions, the award could distribute between 0% and 150% of the target value. All awards granted to our Named Executive Officers vest following the conclusion of the three-year performance period at the time we certify the performance results, which typically occurs in January of the next fiscal year; the awards granted in 2013 with a performance period ended on December 31, 2015 were distributed at 100%; the awards granted in 2014 with a performance period ending on December 31, 2016 and the awards granted in 2015 with a performance period ending on December 31, 2017 will vest, if at all, in January 2017 and January 2018, respectively, at the time we certify the performance results.

(5)
The amounts shown in this column represent the market value of the performance-based restricted stock and performance-based restricted stock unit awards, assuming a target level of payout (100%), and using $10.85, the closing price per share of our common stock on December 31, 2015.

(6)
On July 13, 2015, Mr. Crosby met the definition of retirement under the 2012 Equity Incentive Plan. Pursuant to the Plan, and with the exception of his March 30, 2015 long-term incentive award, all of his unvested time-based equity awards became fully vested for the actual number of shares or units; unvested performance-based equity awards will become fully vested at the end of the performance period and the actual number of shares or units are subject to the actual performance factor; and stock option awards became fully exercisable. Pursuant to the terms of the Plan, Mr. Crosby used a portion of the shares and units to satisfy the tax withholding obligations. For the March 28, 2013 grant, the total number of shares deducted was 30,516; for the April 9, 2013 grant the total number of units deducted was 5,333; and for the March 28, 2014 grant, the total number of units deducted was 6,302. The amounts shown in the table in the “Option Awards” section reflect Mr. Crosby’s vested and outstanding stock option awards using the original vesting schedule.  The amounts shown in the table in the “Stock Awards” section reflect Mr. Crosby’s vested but not yet distributed share and unit awards net of the tax withholding obligations.  The performance-based restricted stock units and the time-based restricted stock units granted to Mr. Crosby on March 30, 2015 were subject to an additional requirement that he remain employed for a period of at least one year following the grant date, and in the event of his termination of employment for any reason during such one-year period, such awards would be forfeited.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on the value realized by each of our Named Executive Officers as a result of the option awards that were exercised and the stock awards that vested from January 1, 2015 through December 31, 2015. All numbers have been rounded to the nearest whole dollar or share.

	Option Awards		Stock Awards
Grant Date	Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (2) (#)	Value Realized on Vesting (3) ($)
Gary M. Crosby (4)
4/27/2012			45,525	403,352
3/28/2013			30,516	287,461
4/9/2013			5,333	50,237
3/28/2014			6,302	59,365
Gregory W. Norwood
4/27/2012			30,864	273,455
3/30/2012	56,076	47,665
3/28/2013	56,989	104,290
3/28/2014	26,530	37,673
Richard M. Barry
4/27/2012			18,519	164,078
3/30/2012	33,645	28,598
3/28/2013	38,019	69,575
3/28/2014	16,765	23,806
Mark M. Rendulic
4/27/2012			19,290	170,909
3/30/2012	35,046	29,789
3/28/2013	35,100	64,233
3/28/2014	15,463	21,957
Joseph V. Saffire
5/8/2014			17,612	155,162

(1)	The amounts shown represent the difference between the option exercise price and the closing price per share of our common stock on each applicable date of exercise.

(2)	For awards granted on 04/27/2012 and 05/08/2014, the amounts shown represent the vesting of shares of our common stock in 2015.

(3)
For awards granted on 04/27/2012 and 05/08/2014, the amounts shown represent the aggregate value of the vested shares calculated using the closing price per share of our common stock on the date previous to the vest date.

(4)
On July 13, 2015, Mr. Crosby met the definition of retirement under the 2012 Equity Incentive Plan. Pursuant to the Plan, and with the exception of his March 30, 2015 long-term incentive award, all of his unvested time-based equity awards will become fully vested for the actual number of shares or units; unvested performance-based equity awards will become fully vested at the end of the performance period and the actual number of shares or units are subject to the actual performance factor; and stock option awards became fully vested and exercisable. The amounts shown for Mr. Crosby reflect only the portion of the shares and units required to satisfy the tax withholding obligations. The amounts shown for the 3/28/2013, 04/09/2013 and 3/28/2014 grants represent the respective number of shares or units deducted to satisfy the tax withholding obligations. The number of shares or units deducted and the aggregate value of the deducted shares or units was calculated using $9.42, the closing price per share of our common stock on July 12, 2015, the day prior to the date Mr. Crosby met the definition of retirement.

PENSION BENEFITS

We do not provide any defined benefit pension plans for our Named Executive Officers. Accordingly, no disclosure is being provided under this heading.
NONQUALIFIED DEFERRED COMPENSATION

Effective January 1, 2015, we adopted the First Niagara Bank Nonqualified Deferred Compensation Plan (the “NQDC”). The NQDC does not provide for additional contributions by us to our Named Executive Officers. We determine compensation eligible for deferral and limits on amount deferred.
Compensation amounts credited to the NQDC are deemed invested in hypothetical investment alternatives (other than the Company stock fund) that match the investment options under the 401(k) Savings Plan of First Niagara. There are no preferential earnings on deferred amounts. Amounts credited to an employee's account are payable in substantially equal annual installments or a single lump sum, as selected by the employee at the time of deferral.  Payments commence, as selected by the employee in accordance with the NQDC and as designated on the deferral election form. If an employee terminates employment prior to meeting the definition of retirement under the NQDC, all deferral amounts will be distributed in one lump sum. All payments are made in cash.
The following table provides information concerning the aggregate amount of executive contributions to the NQDC, the aggregate earnings credited under the NQDC, distributions from the NQDC and the total balance of the Named Executive Officer's accounts as of December 31, 2015.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in the Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Fiscal Year End ($)
Gregory W. Norwood (1)	NQDC	97,785	—	(1,115)	—	96,670
(1) The amounts shown represent the value of Mr. Norwood's election to defer a portion of his base salary earned and paid in calendar year 2015 and his 2015 non-equity incentive plan compensation earned in 2015 and paid in calendar year 2015. The full value of Mr. Norwood's 2015 base salary and 2015 short-term incentive plan compensation is included in the Base Salary column and the Non-Equity Incentive Plan column of the "Summary Compensation Table" for 2015.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Executive Change in Control Severance Plan
Prior to 2015, each of our Named Executive Officers had a change in control agreement that provided for certain benefits in the event of certain terminations of employment following a change in control. Effective January 1, 2015, we adopted the First Niagara Bank Executive Change in Control Severance Plan (“CIC Plan”), and entered into cancellation agreements with Messrs. Crosby, Norwood, Barry and Rendulic to terminate their existing change in control agreements. Mr. Saffire’s change in control agreement expired by its term on December 31, 2014.
We amended the CIC Plan in March 2015 to provide that if there is an amendment, modification or termination of the CIC Plan during the period commencing 12 months before the date on which a change in control occurs and ending on the last date of the applicable CIC protection period, the changes will not apply to a participant who terminates during the applicable period if the change reduces the compensation and benefits payable.
A summary of the key provisions of the CIC Plan is provided below:

Key Provisions	CIC Plan
Benefit Protection Period	24 months
Non Solicitation Period	24 months - CEO 12 months - Other Named Executive Officers
Payment Trigger (1)	Double-Trigger
Section 280G of the Internal Revenue Code (2)	Best Net
(1) The CIC Plan provides for “double-trigger” severance payments in the event of a termination without cause or for a resignation for good reason following a change in control. The rationale for providing double-trigger payments is to provide security for our Named Executive Officers without providing an undue benefit to any executive who continues to be employed following a change in control.
(2) The CIC Plan provides for a “best net” approach, whereby the payments are capped at the threshold amount under Section 280G of the Internal Revenue Code unless the net benefit to our Named Executive Officer would otherwise be greater if he were to receive the full value and pay the excise tax, in which case, the full amount would be payable.
Termination for Good Reason or without Cause Following a Change in Control
The CIC Plan provides that each Named Executive Officer will be entitled to certain severance payments and benefits if, within a 24-month period following a change of control, either (i) we terminate the executive’s employment without cause (as defined below) or (ii) the Named Executive Officer resigns for good reason (as defined below), including:

(a)	Salary and fringe benefits through his termination date

(b)	Any unpaid annual short-term incentive for a prior period

(c)	Payment of earned but unused paid time off

(d)	Benefits under any tax-qualified retirement plans in which the executive participates, in accordance with the terms of such plans

(e)	200% (300% for Mr. Crosby) of base salary, as in effect in the year of termination of employment payable in one lump sum

(f)	Lump-sum payment in an amount equal to 200% (300% for Mr. Crosby) of targeted annual short-term incentive amount, as in effect in the year of the termination of employment

(g)
Payment of pro-rated annual short-term incentive amounts for the year of the termination of employment, to the extent permitted by, and in accordance with the terms of, the executive’s applicable annual incentive plan;

(h)
Medical and health insurance, group term life insurance, automobile allowance, and club membership benefits for a period of 24 months (36 months for Mr. Crosby), with continued dependent health and medical benefits for the balance of the applicable period in the event of our Named Executive Officer's death

(i)	Up to $15,000 in outplacement services during the 12 month period following the termination of employment

(j)	Accelerated vesting of all outstanding equity grant awards, with any performance goals deemed satisfied at target unless the award provides otherwise
In the event that the payments or benefits under the CIC Plan would result in excess parachute payments under Section 280G of the Internal Revenue Code, each of our Named Executive Officers is entitled to receive the greater of the following amounts on an after-tax basis: (a) all of the payments and benefits under the CIC Plan with payment of the applicable excise tax by our Named Executive Officer on the amount of excess parachute payments; or (b) the payments and benefits under the CIC Plan reduced to the extent necessary so that no portion of the payments or benefits will be treated as excess parachute payments. Named Executive Officers are not entitled to a gross-up for excise taxes paid.
Upon a Named Executive Officer's termination of employment without “Good Reason” following our Change in Control or termination of employment with us for “Cause” following our Change in Control, no amounts are payable to a Named Executive Officer under the CIC Plan.
Defined Terms.
Cause. For purposes of the CIC Plan, “Cause” means a finding by the Board that any of the following conditions exist: (a) the willful and continued failure substantially to perform his duties (other than as a result of disability) that cannot be cured within 30 days of notice by us; (b) a willful act or omission constituting dishonesty, fraud or other malfeasance, and any act or omission constituting immoral conduct, which in any such case is injurious to our financial condition or business reputation; (c) indictment for certain felonies; (d) a breach of our Code of Ethics, or any restrictive covenant, non-competition, confidentiality or non-solicitation, or other similar agreement; or (e) an issuance of an order of a federal or state regulatory agency or a court requiring the termination of the Named Executive Officer's service with FNFG, the Bank or one of their Affiliates.
Change in Control. For purposes of the CIC Plan, a “Change in Control” is generally defined to mean (a) the acquisition of 30% or more of our common stock; (b) certain turnovers in the Board of Directors of FNFG or the Bank within a 24-month period; or (c) approval by our stockholders of our dissolution or liquidation, a sale of all or substantially all of our assets, or our agreement to merge, consolidate or reorganize, that results in less than 50% of our outstanding voting securities of the resulting entity being owned by our prior stockholders.
Good Reason. For purposes of the CIC Plan, “Good Reason” is defined to mean a: (a) material diminution in responsibilities, duties, title, reporting responsibilities within the business organization, status, role or authority; (b) material reduction in annual base salary; (c) requirement that our Named Executive Officer move his principal place of employment more than 50 miles from his current principal place of employment; or (d) the liquidation or dissolution of FNFG or the Bank, other than liquidations or dissolutions that are caused by reorganizations that do not affect the status of the Named Executive Officer.
Executive Severance Plan
We established an Executive Severance Plan which covers all Named Executive Officers. The Executive Severance Plan covers certain terminations of employment that are not in connection with a change in control. The Executive Severance Plan applies to terminations of employment for a Named Executive Officer (i) whose employment is involuntarily terminated by us for reasons other than for “Cause,” (ii) who is required to move his principal place of employment more 100 miles from his current principal place of employment, or (iii) whose aggregate compensation is materially reduced. Each Named Executive Officer who terminates employment under those circumstances will receive a severance payment, subject to compliance with certain non-solicitation and non-competition requirements, for a period of 12 months (24 months for Mr. Crosby) following termination.
The severance payment will be the greater of: (a) 12 months (24 months for Mr. Crosby) of base salary, determined as of the date of termination, plus target annual incentive for the year of termination; or (b) 18 months (36 months for Mr. Crosby) of base salary, determined as of the date of termination. In addition, our Named Executive Officer is entitled to 12 months of outplacement services (not to exceed $10,000).
Defined Terms.
Cause. For purposes of the Executive Severance Plan, “Cause” means a finding by the Board that any of the following conditions exist: (a) the willful and continued failure substantially to perform his duties (other than as a result of disability) that cannot be cured within 30 days of notice by us; (b) a willful act or omission constituting dishonesty, fraud or other malfeasance, and any act or omission constituting immoral conduct; (c) indictment for certain felonies; or (d) a breach of our Code of Ethics, or any restrictive covenant, non-competition, confidentiality or non-solicitation, or other similar agreement.
2015 Executive Short-Term Incentive Plan
The 2015 Executive Short-Term Incentive Plan is an annual plan adopted under the stockholder-approved Executive Annual Incentive Plan. Under the 2015 Executive Short-Term Incentive Plan, we awarded each of our Named Executive Officers performance-based cash awards.
Death or Disability. Upon the death or “Disability” of a Named Executive Officer during the Plan Year, our Named Executive Officer (or in the event of his death, his designated beneficiary) is entitled to receive payment of the award deemed to be earned at target pro-rated to reflect the portion of the Plan Year prior to the death or Disability, which amount is paid at the same time that awards are typically paid.
Retirement. Upon the “Retirement” of a Named Executive Officer during the Plan Year, our Named Executive Officer is entitled to receive payment of a pro-rated award to reflect the portion of the Plan Year prior to Retirement and actual financial and individual performance. The amount is paid at the same time that awards are typically paid.
    Change in Control. Upon a “Change in Control”, outstanding performance-based awards shall be deemed to be earned at target and pro-rated to reflect the portion of the performance period prior to the Change in Control.
Termination without Cause Following a Change in Control. Upon an involuntary termination for a reason other than Cause during the one-year period following a Change in Control, any service requirements applicable to then-outstanding awards shall be considered satisfied.
Defined Terms

Cause. For purposes of the 2015 Executive Short-Term Incentive Plan, “Cause” means a finding by the Board that any of the following conditions exist: (a) the willful and continued failure substantially to perform his duties (other than as a result of disability) that cannot be cured within 30 days of notice by us; (b) a willful act or omission constituting dishonesty, fraud or other malfeasance, and any act or omission constituting immoral conduct, which in any such case is injurious to our financial condition or business reputation; (c) indictment for certain felonies; or (d) a breach of our Code of Ethics, or any restrictive covenant, non-competition, confidentiality or non-solicitation, or other similar agreement.
Change in Control. For purposes of the 2015 Executive Short-Term Incentive Plan, “Change in Control” means: (a) FNFG or First Niagara Bank (the “Bank”) merges into or consolidates or merges with an entity or bank or corporation, resulting in less than 50% of the outstanding voting securities of the resulting entity being owned by the prior stockholders of us or the Bank; (b) the acquisition of 50% or more of a class of FNFG's or the Bank's voting securities; (c) certain turnovers in FNFG's or the Bank's Board of Directors within a 24-month period; or (d) FNFG or the Bank sells to a third party all or substantially all of its assets.
Disability. For purposes of the 2015 Executive Short-Term Incentive Plan, “Disability” means the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or that lasted or can be expected to last for a continuous period of not less than 12 months.
Retirement. For purposes of the 2015 Executive Short-Term Incentive Plan, “Retirement” means the executive's voluntary termination of employment as of a date that (a) the executive had attained age 60 and completed six years of service, (b) the executive had attained age 55 and completed 20 years of service, or (c) the executive attained age 65.
Long-Term Incentive Plans
We may grant our Named Executive Officers stock options, performance-based restricted stock awards and time-based restricted stock awards under our 2012 Equity Incentive Plan (the “Long-Term Incentive Plan”). The treatment of the awards made under the Long-Term Incentive Plan is described below.
Death, Disability & Retirement. In the event of a termination of employment due to death, “Disability” or “Retirement,” except for awards subject to performance vesting, all outstanding stock options shall become immediately vested in full and may be exercised anytime during the one-year period following termination or until the applicable stock option expiration date, if earlier; and all performance-based restricted stock awards and time-based restricted stock awards shall become fully earned and vested immediately.
Termination for Cause. In the event of a termination of employment for “Cause,” all outstanding stock options, performance-based restricted stock awards and time-based restricted stock awards, whether or not vested, shall expire and be forfeited.
Other Termination of Employment. In the event of a termination of employment for any reason other than due to death, “Disability,” “Retirement” of termination for “Cause,” then all vested stock options on the date of termination shall be exercisable for the three-month period following termination or until the applicable stock option expiration date, if earlier, and any unvested performance-based restricted stock award or time-based restricted stock award that is not vested as of the date of termination shall expire and be forfeited.
Change in Control. In the event of a Change in Control, all outstanding awards subject to performance vesting shall be deemed to have satisfied the applicable performance measures.
Involuntary Termination Following a Change in Control. In the event of an involuntary termination of employment following a Change in Control all outstanding stock options shall become immediately vested in full and may be exercised anytime during the one-year period following termination or until the applicable stock option expiration date, if earlier; and all performance-based restricted stock awards and time-based restricted stock awards shall become fully earned and vested immediately. Under the Long-Term Incentive Plan, an involuntary termination includes a termination for “Good Reason.”
Defined Terms.
Cause. For purposes of the Long-Term Incentive Plan, “Cause” has the same meaning given that term in the 2015 Executive Short-Term Incentive Plan, which is set forth above.

Change in Control. For purposes of the Long-Term Incentive Plan, a “Change in Control” has the same meaning given that term in the 2015 Executive Short-Term Incentive Plan, which is set forth above.
Disability. For purposes of the Long-Term Incentive Plan, “Disability” has the meaning given such term in our long-term disability plan, unless the Award is required to have a specific definition under Internal Revenue Code Section 409A.
Good Reason. For purposes of the Long-Term Incentive Plan, “Good Reason” means: (a) a material diminution in the executive's base compensation; (b) a material diminution in the executive's authority, duties or responsibilities; (c) a requirement that the executive must report to a corporate officer or employee instead of reporting directly to the Board; (d) a material diminution in the budget over which the executive retains authority; (e) a change in the geographic location at which the executive must perform his duties that is more than 50 miles from the location of the executive's principal workplace; or (f) any other action or inaction that constitutes a material breach by us of an agreement with the executive.
Retirement. For purposes of the Long-Term Incentive Plan, “Retirement” has the same meaning given that term in the 2015 Executive Short-Term Incentive Plan, which is set forth above.
Potential Payment Calculations
The table below reflects the amount of compensation payable to each of our Named Executive Officers under the following termination scenarios:
(a)    Retirement
(b)     Termination without cause or resignation for good reason
(c)    Change in control
(d)    Termination without cause or resignation for good reason following a change in control
(e)    Death or disability
On July 13, 2015, Mr. Crosby met the definition of retirement under the Executive Short-Term Incentive Plan and the 2012 Equity Incentive Plan. None of the other Named Executive Officers shown on this table have met the definition of retirement for any of the benefit plans described in this section.
A summary of the benefits provided to Mr. Crosby upon meeting the definition of retirement is provided below:

Benefit	Treatment Upon Retirement
Short-Term Incentive Plan	Entitled to receive payment of a pro-rated 2015 award to reflect the portion of the plan year (prior to retirement) and based on actual financial and individual performance.
Performance-Based Awards of Restricted Stock Awards and Restricted Stock Units (1)
With the exception of his March 30, 2015 performance-based award, all other performance-based equity awards will become fully vested at the end of the performance period and the number of shares or units distributed will be subject to the actual performance factor. These awards would be distributed at the same time that awards are distributed to other participants.

Time-based Restricted Awards of Restricted Stock Awards and Restricted Stock Units (1)
With the exception of his March 30, 2015 time-based award, all other time-based awards became fully vested for the actual number of shares or units on July 13, 2015. These awards would be distributed at the earlier of Mr. Crosby's actual retirement or the original vesting date.

Stock Option Awards	All stock option awards became fully exercisable on July 13, 2015.
(1) Mr. Crosby's March 30, 2015 long-term incentive award is subject to a one-year service requirement. If it is not met, shares will be forfeited.

The amounts reported in the following table are hypothetical amounts based on disclosure of compensation information about our Named Executive Officers. Actual payments will depend on the timing and circumstances of any termination of employment or other triggering event. Payments in the event of a termination of employment following a change in control may be subject to Sections 4999 and 280G of the Internal Revenue Code if the after-tax amount that our Named Executive Officer would receive after payment of the applicable excise tax by our Named Executive Officer of the amount of excess parachute payments received would be greater than the amount of the payments he would receive if such payments were reduced so that there would be no excess parachute payments, but the amount of the cutback has not been included in the table.
Consistent with SEC requirements, these estimated amounts have been calculated as if our Named Executive Officer's employment had been terminated as of December 31, 2015 and using $10.85, the closing price per share of our common stock on December 31, 2015.

The table below does not reflect amounts with respect to plans or arrangements generally available to all employees.

Name	Retirement ($)	Termination Without Cause or Resignation for Good Reason ($)	Change in Control ($)	Termination Without Cause or Resignation for Good Reason following a Change in Control ($)	Disability or Death ($)
Gary M. Crosby
Change in Control Plan (1)	—	—	—	5,850,000	—
Executive Severance Pay Plan (2)	—	2,925,000	—	—	—
Executive Short-Term Incentive Plan (3)	1,179,200	1,179,200	975,000	1,179,200	975,000
Long-Term Incentive Plan (4)	4,305,517	4,305,517	—	7,349,853	7,349,853
Health & Welfare (Medical, Dental, Life Insurance) Plans (6)	—	—	—	4,037	—
Other Benefits
Auto Allowance (7)	—	—	—	36,000	—
Club Membership Dues (8)	—	—	—	33,504	—
Outplacement Services	—	10,000	—	15,000	—
Total	5,484,717	8,419,717	975,000	14,467,594	8,324,853
Gregory W. Norwood
Change in Control Plan (1)	—	—	—	1,955,700	—
Executive Severance Pay Plan (2)	—	977,850	—	—	—
Executive Short-Term Incentive Plan (3)	—	—	434,600	434,600	434,600
Long-Term Incentive Plan (4)	—	—	—	3,247,014	3,247,014
Deferred Compensation (5)	—	96,670	—	96,670	96,670
Health & Welfare (Medical, Dental, Life Insurance) Plans (6)	—	—	—	33,025	—
Other Benefits
Auto Allowance (7)	—	—	—	24,000	—
Club Membership Dues (8)	—	—	—	19,260	—
Outplacement Services	—	10,000	—	15,000	—
Total	—	1,084,520	434,600	5,825,269	3,778,284
Richard M. Barry
Change in Control Plan (1)	—	—	—	1,638,000	—
Executive Severance Pay Plan (2)	—	819,000	—	—	—
Executive Short-Term Incentive Plan (3)	—	—	351,000	351,000	351,000
Long-Term Incentive Plan (4)	—	—	—	2,009,744	2,009,744
Health & Welfare (Medical, Dental, Life Insurance) Plans (6)	—	—	—	39,248	—
Other Benefits
Auto Allowance (7)	—	—	—	24,000	—
Club Membership Dues (8)	—	—	—	—	—
Outplacement Services	—	10,000	—	15,000	—
Total	—	829,000	351,000	4,076,992	2,360,744
Mark R. Rendulic
Change in Control Plan (1)	—	—	—	1,467,440	—
Executive Severance Pay Plan (2)	—	733,720	—	—	—
Executive Short-Term Incentive Plan (3)	—	—	302,120	302,120	302,120
Long-Term Incentive Plan (4)	—	—	—	1,853,942	1,853,942
Health & Welfare (Medical, Dental, Life Insurance) Plans (6)	—	—	—	32,572	—
Other Benefits
Auto Allowance (7)	—	—	—	24,000	—
Club Membership Dues (8)	—	—	—	—	—
Outplacement Services	—	10,000	—	15,000	—
Total	—	743,720	302,120	3,695,074	2,156,062
Joseph V. Saffire
Change in Control Plan (1)	—	—	—	1,800,000	—
Executive Severance Pay Plan (2)	—	900,000	—	—	—
Executive Short-Term Incentive Plan (3)	—	—	400,000	400,000	400,000
Long-Term Incentive Plan (4)	—	—	—	1,112,820	1,112,820
Health & Welfare (Medical, Dental, Life Insurance) Plans (6)	—	—	—	39,336	—
Other Benefits
Auto Allowance (7)	—	—	—	24,000	—
Club Membership Dues (8)	—	—	—	36,490	—
Outplacement Services	—	10,000	—	15,000	—
Total	—	910,000	400,000	3,427,646	1,512,820

(1)
For Mr. Crosby, amount shown represents a lump sum payment equal to 300% of base salary and 300% of target short-term incentive and for our other Named Executive Officers, amounts shown represent a lump sum payment equal to 200% of base salary and 200% of target short-term incentive.

(2)
For Mr. Crosby, the amount shown represents the value of periodic payments of base salary for 36 months and for our other Named Executive Officers, amounts shown represent the value of base salary for 12 months + target short-term incentive.

(3)
The amounts shown represent the target value of the 2015 short-term incentive award. For Mr. Crosby, in the "Retirement," “Termination Without Cause or Resignation for Good Reason” and “Termination Without Cause or Resignation for Good Reason following a Change in Control” columns, the amount shown represents his actual 2015 Short-Term Incentive Plan award which was paid to him in March 2016 because he met the definition of retirement and is therefore eligible to receive his 2015 award based on actual financial and individual performance. The actual amount of these awards is disclosed in the Non-Equity Incentive Plan column of the "Summary Compensation Table."

(4)
The amounts shown represent the value of accelerated vesting of all outstanding long-term incentive awards granted under our long-term incentive plan that would vest upon termination (or within 30 days of termination). For Mr. Crosby, in the "Retirement" and “Termination Without Cause or Resignation for Good Reason” columns, the amount shown represents the value of his 2013 and 2014 performance-based equity awards assuming a target payout, his 2013 and 2014 time-based equity awards and the in-the-money value of stock option awards that became exercisable. The 2013 performance-based award, with a performance period that ended on December 31, 2015 were distributed at 100%. The amount shown for Mr. Crosby under the other termination scenarios includes the addition of his March 30, 2015 long-term incentive award. For additional information on awards under the long-term incentive plan, refer to the "Outstanding Equity Awards at December 31, 2015" Table.

(5)
Mr. Norwood has deferred compensation that is not subject to forfeiture and will be distributed upon termination. For additional information on deferred equity and deferred compensation, refer to the "Nonqualified Deferred Compensation" Table.

(6)
The amounts shown represent the value of continuation of health, welfare, dental and life insurance benefits for 24 months for each of our other Named Executive Officers other than Mr. Crosby, and the value of continuation of life insurance benefits for 36 months for Mr. Crosby.

(7)	The amounts shown represent the value of auto allowance for 36 months for Mr. Crosby and 24 months for each of our other Named Executive Officers.

(8)	The amounts shown represent the value of club membership dues for 36 months for Mr. Crosby and 24 months for each of our other Named Executive Officers.

DIRECTOR COMPENSATION

We used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board, as described below. Members of the Board who are our employees are not compensated for service on the Board or any of its committees.
Our Compensation Committee reviews all elements of non-employee director compensation, as outlined below, and makes a bi-annual compensation recommendation to the Board. The primary objectives of the Committee’s bi-annual review are to confirm continued alignment with business and stockholder interests, evaluate the competitiveness of our director compensation program relative to our peer group, and identify and respond to continued changes in director compensation in light of our competitive environment. The Compensation Committee conducted its bi-annual compensation review for 2014 on December 9, 2013. The Committee utilized the services of Frederic W. Cook & Co, Inc., its independent compensation consultant in connection with this review. According to our biannual review schedule, there was no 2015 compensation review.
The Committee recommended and the Board approved no changes in the non-employee director compensation program.

Overview of the 2015 Director Compensation Programs
The table below outlines the cash and equity compensation provided to non-employees directors for the 2015 board service year, which commenced on April 29, 2015 the date of the 2015 Annual Meeting of Stockholders.

Cash Compensation - Annual Retainer Fees	($)
Board Retainers
Chair (1)	104,000
Member	65,000
Committee Chair Retainers
Audit	15,000
Compensation	10,000
Risk	10,000
Governance/Nominating	10,000
Technology	10,000
Executive	—
Special Subcommittee(2)	15,000
Committee Member Retainers
Audit	10,000
Compensation	5,000
Risk	5,000
Governance/Nominating	5,000
Technology	5,000
Executive	—
Special Subcommittee(2)	7,500
Equity Compensation - Annual Restricted Stock Awards	($)
Chair (1)	120,000
Member	75,000

(1)	The Chair receives a premium of 1.6x member compensation.

(2)	If applicable.

Annual Restricted Stock Awards
In 2015, we granted restricted stock to each of our non-executive directors under our 2012 Equity Incentive Plan. The number of shares of each award of restricted stock was determined by dividing the applicable grant date value by the 30-day average closing price per share of our common stock. Directors who join the Board during the Board service year receive a restricted stock award for a pro-rated number of shares. Restricted stock awards are made on the first business day following the Annual meeting and restricted stock awards vest at the earlier of one year from the grant date or the next Annual Meeting. The 2012 Equity Incentive Plan provides for accelerated vesting of restricted stock upon a director's retirement, death or disability, or upon our change in control and has an annual limit on the grant value of the awards that can be granted to outside directors of $500,000 per director per year.
Based on our Equity Grant Policy, annual equity grants are to be made on the first business day after the Annual Shareholders Meeting for non-employee directors. However, because an Annual Shareholders Meeting for 2016 has not been scheduled, we will make the grant on first business day following the filing of this 10-K/A.
Outside directors are subject to our stock ownership guidelines. Under these guidelines, each outside director is expected to own at least $325,000 of our common stock, which is five times the cash compensation portion of our director compensation program within five years of appointment.
Directors Deferred Fees Plan
The Directors Deferred Fees Plan (the “Deferred Fees Plan”) is a nonqualified compensation plan that provides directors the ability to elect to defer the payment of all or a portion of his or her cash compensation (member and chair retainers or other cash compensation) and equity compensation (i.e., by electing to defer payment of a restricted stock award). The cash deferrals are fully vested at all times while the equity deferrals vest on the earlier of one year from grant or the next Annual Meeting.
Cash compensation amounts credited to the Deferred Fees Plan are deemed invested in available hypothetical investment alternatives, including common stock, fixed income securities, or money market accounts. Restricted stock units and dividend equivalent units earned thereon are deemed invested in our common stock. There are no preferential earnings on deferred amounts. Amounts credited to a director's account are payable in substantially equal annual installments or a single lump sum, as selected by the director at the time of deferral.  Such payments commence, as selected by the director, and in accordance with the Deferred Fees Plan following cessation of Board service, or as designated by the director on the deferral election form. All payments are made in cash.
In the event a director dies, after payment to the director has commenced but before all payments have been made under the Deferred Fees Plan, the balance of his or her accounts will be paid to the director's designated beneficiary on the terms that would have applied to payments to the director. If the death occurs before payments have commenced, then the amounts credited to a director's account will be paid to the director's beneficiary in a single lump sum or for accounts for years prior to 2014, in a single lump sum or substantially equal annual installments, as elected by the director at the time the deferral was made. Directors may also receive a whole or partial distribution in the event of an unforeseeable financial emergency.

DIRECTOR COMPENSATION TABLE

The following table sets forth the compensation earned or paid by us to directors for the fiscal year ended December 31, 2015.

Names	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Austin A. Adams(4)	87,500	100,804	—	4,132	192,436
G. Thomas Bowers	80,000	100,804	—	21,859	202,663
Roxanne J. Coady	85,000	100,804	—	11,471	197,275
Carl A. Florio(4)	97,500	100,804	—	2,007	200,311
Susan Harnett	80,000	100,804	—	2,007	182,811
Carlton L. Highsmith	85,000	100,804	—	2,007	187,811
George M. Philip	80,000	100,804	—	2,007	182,811
Peter B. Robinson	80,000	100,804	—	2,007	182,811
Nathaniel D. Woodson(4)	124,000	161,287	—	3,615	288,902

(1)
The amounts shown in this column represent the grant date fair value for awards granted to all directors in 2015. The Directors received two grants in 2015: a pro-rata grant that vested in April 2015 and a regular annual grant that vested on December 31, 2015. The pro-rata grant was made in 2015 for the services rendered by directors during the partial service period created when we changed the grant date of our annual awards to directors in 2015 from January 1st to the first business day following our annual shareholder meeting. Assumptions used in the calculation of these amounts are included in Note 15 to our audited financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 10, 2016.

(2)	The aggregate number of unvested stock awards and shares subject to outstanding exercisable stock options, held by directors as of December 31, 2015, was as follows:

Names	Unvested Stock Awards (#)	Options Exercisable (#)
Austin A. Adams	8,361	—
G. Thomas Bowers	8,361	—
Roxanne J. Coady	8,361	—
Carl A. Florio	8,361	—
Susan Harnett	8,361	—
Carlton L. Highsmith	8,361	34,078
George M. Philip	8,361	33,060
Peter B. Robinson	8,361	—
Nathaniel D. Woodson	13,378	—

(3)
The amounts shown in this column represent dividends on unvested restricted stock awards and dividend equivalents paid on unvested restricted stock units during 2015. For Mr. Bowers, his total also includes a $525 annual premium for $350,000 in life insurance coverage that we are obligated to pay pursuant to the terms of an agreement we entered into with Mr. Bowers in 2003 based on his prior employment with us.

(4)
In September 2015 the Board created a special subcommittee, known as the "Transaction Committee" to assist in the review of potential strategic transactions. Mr. Woodson chaired this subcommittee and Mr. Florio and Mr. Adams were special subcommittee members for which they received additional cash compensation.

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
Security Ownership of Certain Beneficial Owners
Persons and groups who beneficially own in excess of 5% of our common stock are required to file certain reports with the SEC and us regarding such ownership. The following table summarizes certain information as of December 31, 2015 regarding persons known by us who beneficially own in excess of 5% of our common stock. Percentages are based on 354,756,081 shares issued and outstanding.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	27,499,304(1)	7.80%
The Vanguard Group 100 Vanguard Boulevard Malvern PA 19355	24,164,858(2)	6.81%
FMR LLC 245 Summer Street Boston, MA 02210	21,068,157(3)	5.94%

(1)
Based on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 26, 2016. BlackRock, Inc. reports sole voting power with respect to 26,228,154 shares and sole dispositive power with respect to 27,499,304 shares. As the parent holding company, BlackRock, Inc. is reporting beneficial ownership for securities acquired by the following of its subsidiaries: BlackRock Advisors, (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, N.A., BlackRock Life Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd and BlackRock Investment Management, LLC.

(2)
Based on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2016. The Vanguard Group reports sole voting power with respect to 254,296 shares, shared power to vote with respect to 16,000 shares, sole dispositive power with respect to 23,915,722 shares and shared dispositive power with respect to 249,136 shares. As the parent holding company, The Vanguard Group, Inc. reports that its wholly-owned subsidiary, Vanguard Fiduciary Trust Company is the beneficial owner of 233,136 shares as a result of its serving as investment manager of collective trust accounts, and its wholly-owned subsidiary, Vanguard Investments Australia, Ltd. is the beneficial owner of 37,160 shares as a result of its serving as investment manager of Australian investment offerings.

(3)
Based on a Schedule 13G filed by FMR LLC with the SEC on February 12, 2016. FMR LLC reports sole voting power with respect to 1,608,593 shares and sole dispositive power with respect to all 21,068,157 shares.

Security Ownership of Directors and Executive Management
The following table details, as of March 31, 2016, information concerning the beneficial ownership of our common stock by our director nominees and our named executive officers.
In general, beneficial ownership includes those shares that can be voted or transferred, including shares which may be acquired under stock options that are currently exercisable or become exercisable within 60 days. Percentages are based on 355,714,690 shares issued and outstanding including options exercisable within 60 days of March 31, 2016.

Names	Position(s) held in the Company	Common Stock					Preferred Stock
		Shares Owned Directly and Indirectly(1)	Options Exercisable within 60 days	Beneficial Ownership	Percent of Class	Unvested Awards included in Beneficial Ownership(2)	Shares Owned Directly	Percent of Class
Directors
Austin A. Adams	Director	10,000	—	10,000	*	—	—	—
G. Thomas Bowers	Director	88,462	—	88,462	*	—	—	—
Roxanne J. Coady	Director	47,327	—	47,327	*	8,361	—	—
Gary M. Crosby	Director, President and CEO	187,208	466,050	653,258	*	—	—	—
Carl A. Florio	Director	756,912	—	756,912	*	8,361	4,000	*
Susan S. Harnett	Director	11,170	—	11,170	*	8,361	—	—
Carlton L. Highsmith	Director	80,329	34,078	114,407	*	8,361	—	—
George M. Philip	Director	79,750	33,060	112,810	*	8,361	4,000	*
Peter B. Robinson	Director	57,263	—	57,263	*	8,361	—	—
Nathaniel D. Woodson	Director, Chairman	255,088	—	255,088	*	13,378	—	—
Named Executive Officers who are Not Directors
Richard M. Barry	Chief Risk Officer	83,366	35,773	119,139	*	—	—	—
Gregory W. Norwood	Chief Financial Officer	132,143	88,121	220,264	*	—	2,000	*
Mark R. Rendulic	EVP Consumer Financial Services	79,737	52,548	132,285	*	—	1,000	*
Joseph V. Saffire	EVP Commercial Financial Services	21,100	—	21,100	*	—	—	—
All Directors and Executive Officers (19 persons) (3)				2,733,857	*		11,000	*

*	Indicates less than 1%.

(1)	Each person exercises sole voting and dispositive power as to the shares reported, with the following exception: 61,740 shares in a trust for which Mr. Woodson is the co-Trustee.

(2)
Includes shares granted under the First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan, the 2002 Long-Term Incentive Stock benefit Plan, and the 2012 Equity Incentive Plan, which are subject to future vesting, but as to which voting may currently be directed.

(3)
Includes 5,134 shares of common stock allocated to the accounts of the Executive Officers under the First Niagara Financial Group, Inc. Employee Stock Ownership Plan ("ESOP") and excludes the remaining 1,948,738 shares of common stock owned by the ESOP for the benefit of the employees.  Mr. Crosby owns 943 shares, Mr. Barry owns 238 shares, Mr. Norwood owns 371 shares and Mr. Rendulic owns 897 shares under the ESOP.  Under the terms of the ESOP, shares of common stock allocated to the account of employees are voted in accordance with the instructions of the respective employees.  In 2014, the Board of Directors approved the termination of our ESOP as of December 31, 2014.  All participants in the ESOP on the termination date became 100% vested.  We received a determination letter from the Internal Revenue Service ("IRS") in the second quarter of 2016 and plan to notify ESOP participants of the available options for receiving their ESOP distributions.  The distribution options include an in-kind distribution to a qualified retirement plan, a direct in-kind distribution, a cash distribution to a qualified retirement plan, or a direct lump sum cash distribution.

Change in Control
On October 30, 2015, the Company and KeyCorp (“KeyCorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into KeyCorp (the “Merger”), with

KeyCorp as the surviving corporation in the Merger. The Merger Agreement was approved by the Board of Directors and shareholders of both the Company and KeyCorp.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH CERTAIN RELATED PERSONS

Federal laws and regulations generally require that all loans or extensions of credit that First Niagara Bank, N.A. (the "Bank") makes to executive officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other features unfavorable to us. However, regulations also permit executive officers and directors to receive the same terms through loan programs that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. The Bank has a loan program that provides an interest rate discount on residential mortgage loans to its employees, including executive officers.
Our directors and executive officers and their associates are, as they have been in the past, customers of the Bank and its subsidiaries and additional transactions may be expected to take place in the future between such parties. Other than the interest rate discount provided to employees on their residential mortgage loans referenced above, any other loans from the Bank to executive officers and directors and their associates outstanding at any time since the beginning of 2015 were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank. All of the loans made to directors, executive officers and their associates are current, in compliance with their original contractual terms and were made in the ordinary course of business. Additionally, they do not involve more than the normal risk of repayment or collectability or contain other terms which may be unfavorable to the Bank. We do not regard any of the loans as potential problem loans. All loans that we have made to our directors and executive officers conform with the Federal Reserve Act and Regulation O.
The table below sets forth information with respect to residential mortgage loans that the Bank has made to executive officers, directors and their immediate family members under the loan program described above as of December 31, 2015.

Related Person / Relationship	Credit Extended During 2015 ($)	Maximum Indebtedness During 2015 ($) (1)	Principal Repaid During 2015 ($)	Amount Outstanding 12/31/2015 ($)	Interest Payable and Paid During 2015 ($)
G. Thomas Bowers Director	—	511,681	50,601	461,080	12,761
Gary M. Crosby (2) President and CEO	—	577,716	14,861	562,855	17,374
Brian M. Dempsey Corporate Controller and Principal Accounting Officer	—	213,292	5,448	207,844	7,115
Inder J. Koul Chief Information Officer	—	460,607	10,507	450,100	17,093
Gregory W. Norwood Chief Financial Officer	—	552,415	48,917	503,498	16,487
Kate White Managing Director of Human Resources and Corporate Communications	—	516,291	11,373	504,918	18,528
TOTAL	—	2,832,002	141,707	2,690,295	89,358

(1)	All loans are residential mortgage loans.

(2)
Amounts shown for Mr. Crosby include a residential mortgage loan held by his adult daughter who is an employee of the Bank and participated in the employee loan program. The loan to Mr. Crosby’s daughter had maximum indebtedness of $198,579 during 2015, principal repaid during 2015 was $4,760, the amount outstanding during 2015 was $193,819 and interest paid during 2015 was $6,138.

In accordance with applicable NASDAQ listing requirements and our Audit Committee Charter, the Audit Committee approves all related party transactions required to be disclosed under Item 404(a) of Regulation S-K that are reported to the Audit Committee. Further, our Loans to Insiders Policy requires that any lending transaction between the Bank or its subsidiaries and a director or executive officer must also be approved by a majority of the Board of Directors. Each officer and director is expected to bring any relationship or transaction with us in which he or she has a direct or indirect interest to the attention of the Board or Governance/Nominating Committee, other than in connection with the types of ordinary course transactions discussed above. While specific review or approval procedures for related person transactions are not in writing, NASDAQ rules require the Corporation's Audit Committee or other body of independent Directors (such as the Governance/Nominating Committee) to conduct appropriate review and oversight of all related party transactions for potential conflict of interest situations on an ongoing basis. In addition, we have a Code of Conduct for our directors, officers and employees which requires that individuals avoid real or perceived conflicts of interest and related party business dealings that might give rise to an appearance of a conflict of interest.
Board Independence
The Board has determined that, except for Mr. Crosby, each member of the Board is an “independent director” within the meaning of the NASDAQ corporate governance listing standards. Mr. Crosby is not considered independent because he is one of our executive officers.
In its assessment of independence of the directors, the Board considered the mortgage loan made to Mr. Bowers by First Niagara Bank, N.A., our wholly owned subsidiary ("the Bank"). As discussed under “Transactions with Certain Related Persons,” this loan was made in the ordinary course of business on substantially the same terms and conditions as those prevailing at the time the loan was made for comparable loans to employees. Also in assessing the independence of our directors, the Board discussed certain ordinary course banking transactions we entered into with of certain of our directors under “Transactions with Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our Independent Registered Public Accounting Firm for the year ended December 31, 2015 was KPMG LLP (“KPMG”).
Fees Paid to KPMG
The aggregate fees billed by KPMG for professional services rendered during 2015 and 2014 are as follows:
Audit Fees
The aggregate fees billed to us by KPMG for professional services rendered for the audits of our annual consolidated financial statements and the effectiveness of internal controls over financial reporting, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by KPMG in connection with statutory and regulatory filings and engagements were $4,382,950 and $2,502,262 during 2015 and 2014, respectively.

Audit Related Fees
The aggregate fees billed to us by KPMG for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the consolidated financial statements, and that are not already reported in “Audit Fees” above, were $298,000 and $63,200 during 2015 and 2014, respectively. These services were related to providing consents and comfort letters. All audit related fees billed by KPMG during 2015 and 2014 were pre-approved by the Audit Committee.
Tax Fees
The aggregate fees billed to us by KPMG for professional services rendered for tax compliance were $474,067 and $37,860 for 2015 and 2014, respectively. The aggregate fees billed to us by KPMG for tax advice and tax planning were $48,150 for 2015 and were primarily compensation related.  All tax fees billed to us by KPMG for 2015 and 2014 were pre-approved by the Audit Committee.
All Other Fees
The aggregate fees billed to us by KPMG for 2015 for all other products and services, other than those described above, were $175,000 and were related to assistance with the overstatement of our allowance for loan losses. There were no such fees billed to us by KPMG in 2014.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our Independent Registered Public Accounting Firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is provided for up to one year and any pre-approval is detailed as to particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when necessary, with subsequent reporting to the Audit Committee. Our Independent Registered Public Accounting Firm and management are required to report to the Audit Committee quarterly regarding the extent of services provided by the Independent Registered Public Accounting Firm in accordance with this pre-approval policy, and the fees for the services performed to date.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  All financial statements of the Registrant are included in the Original Form 10-K.
(b)  Exhibits
The exhibits listed below are filed herewith and are incorporated herein by reference.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: April 29, 2016	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: April 29, 2016	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Chief Financial Officer
(Principal Financial Officer)

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: April 29, 2016	By:	/s/ Brian M. Dempsey
Brian M. Dempsey
Senior Vice President and Controller
(Principal Accounting Officer)