Form 10-Q
period 2016-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2016-04-29
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of April 28, 2016, there were issued and outstanding 354,885,931 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, statements pertaining to our expectations regarding the planned merger of the Company with and into KeyCorp, with KeyCorp surviving the merger, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future expenses and performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At March 31, 2016, we had $40 billion in assets, $30 billion in deposits, and 392 full-service branch locations across New York, Western and Eastern Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
On October 30, 2015, the Company and KeyCorp (“KeyCorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into KeyCorp (the “Merger”), with KeyCorp as the surviving corporation in the Merger. The Merger Agreement was approved by the Board of Directors and shareholders of each of the Company and KeyCorp.
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
The Merger Agreement contains customary representations and warranties from both KeyCorp and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time and, in the case of First Niagara, its non-solicitation obligations relating to alternative acquisition proposals.
The completion of the Merger is subject to customary conditions, including, among others, (1) authorization for listing on the New York Stock Exchange of the shares of KeyCorp common stock and KeyCorp preferred stock to be issued in the Merger, (2) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the consummation of the Merger illegal and (3) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
On April 28, 2016, the Company and KeyCorp announced that they reached an agreement with Northwest Bank, a Pennsylvania savings bank ("Northwest"), for the sale of 18 branches in the Buffalo Federal Reserve banking market and certain related assets, and the assumption of certain related liabilities by Northwest Bank. The branches are being divested in connection with the Merger. The divestitures have been approved by the United States Department of Justice (DOJ) and the Federal Reserve Board following a customary antitrust review in connection with the proposed Merger. The divestiture transaction is subject to the closing of the Merger and other customary closing conditions, including approvals by Northwest's banking regulators. The divestiture transaction may be terminated upon the termination of the Merger Agreement governing the Merger.
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
As discussed in our Annual Report on Form 10-K, the Federal Reserve has taken action over the past several years, aimed at keeping short- and long-term interest rates low, thus spurring economic growth in the labor and housing markets. These actions had the cumulative impact of flattening the yield curve, keeping interest rates low in accordance with Federal Reserve objectives, and therefore reducing the yields on our earning assets. We have been replacing higher yielding, fixed rate, longer duration loans that prepaid or refinanced away with lower yielding, shorter duration loans.

In December 2015, the Federal Reserve announced the first Federal Funds rate increase in over nine years, increasing the federal funds target rate 25 basis points to a range of 0.25% to 0.50%. In the announcement, the Federal Reserve highlighted considerable improvement in the labor market and its expectation inflation will increase to the Federal Reserve’s target in the medium term. Since the December Federal Reserve meeting, global economic growth risks have increased causing the Federal Reserve to leave the Federal Funds rate unchanged at its January 27, 2016, March 16, 2016, and April 27, 2016 meetings.
In March 2016, the Federal Reserve released its Meeting Statement and Economic Projections. Most notably, the Federal Open Market Committee ("FOMC") members’ median projection for the Federal Funds rate at the end of 2016 was 0.875%, suggesting potentially two rate hikes in 2016. The FOMC members’ median projection for the federal funds rate at the end of 2017 was 1.875%. Both projections are a 50 basis points reduction from the previous projection.
Longer term interest rates were volatile throughout 2015 and have been thus far in 2016. The 10 year Treasury rate has been as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013 but had risen to as high as 2.49% on June 26, 2015. Renewed U.S. economic concerns have again sent rates lower, causing the 10 year Treasury yield to decrease 49 basis points from 2.27% at December 31, 2015 to 1.78% at March 31, 2016. On April 27, 2016, the 10 year Treasury yield was 1.87%.
We do not expect to see significant improvement in net interest income until short-term interest rates increase further, and the impact on net interest income will be influenced by the nature and timing of the market reaction and customer behavior, all of which are very unpredictable. There remain divergent views on the timing and pace of future increases to the Federal Funds rate, with analyst estimates tracked by Bloomberg ranging from zero to four implied additional rate increases of 0.25% by the end of 2016. The pace and magnitude of rising rates, and ultimately the shape of the yield curve (i.e. the difference between long and short-term rates), will impact future profitability.
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
REGULATORY REFORM
Deposit Insurance
Pursuant to the requirements of the Dodd-Frank Act, in March 2016, the Federal Deposit Insurance Corporation ("FDIC") issued a final rule, effective July 1, 2016, that is expected to increase the Deposit Insurance Fund ("DIF") reserve ratio from 1.15% to the minimum statutory requirement of 1.35% of total insured deposits. The rule imposes a surcharge on the quarterly assessments (the "surcharge assessment") on insured depository institutions with total consolidated assets of $10 billion or more. The surcharge assessment will equal an annual rate of 4.5 basis points applied to the depository institution's adjusted assessment base (as described below), commencing in the quarter after the DIF reserve ratio reaches 1.15%. The FDIC expects the DIF to reach the 1.15% reserve ratio in the second quarter of 2016, with surcharge assessments expected to commence in the third quarter of 2016. Additionally, under a previous rule, the assessment rate for all depository institutions will decline by two or more basis points in the quarter after the DIF reaches a 1.15% reserve ratio.
The surcharge assessment will continue to be assessed until the sooner of (1) the DIF attaining a 1.35% reserve ratio and (2) the fourth quarter 2018. The FDIC anticipates eight quarters of surcharge assessments. If the DIF reserve ratio does not reach 1.35% before the end of 2018, the FDIC will assess a one-time shortfall assessment in the first quarter of 2019 on depository institutions with $10 billion or more in total consolidated assets.
Additionally, a depository institution's assessment base for surcharge assessments will be its regular assessment base less $10 billion. The assessment base is defined as the average consolidated total assets less the average tangible equity of the depository institution.
Based on this final rule, we estimate that our total FDIC expense would increase by less than $1 million for the second half of 2016.
Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under Item 1, “Business—Supervision and Regulation,” and Item 1A, “Risk Factors.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and those which require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the valuation of our investment securities, prepayment assumptions on our collateralized mortgage obligations and mortgage-backed securities, adequacy of our allowance for loan losses, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical as our judgments could have a material effect on our results of operations and have been discussed under this same heading in Item 7 of our 2015 Annual Report on Form 10-K. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2015 Annual Report on Form 10-K. The following are critical accounting estimates that have changed since our 2015 Annual Report on Form 10-K:
Investment Securities
Our investment securities portfolio includes residential mortgage-backed securities ("RMBS") and collateralized mortgage obligations ("CMO"). As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we estimate future principal prepayments of the underlying residential mortgage loans to determine a constant effective yield used to apply the interest method, with retroactive adjustments as warranted.
In order to compute the constant effective yield for the RMBS and CMO securities, we estimate pooled level cash flows for each security based on a variety of factors, including historical and projected prepayment speeds, current and future interest rates, yield curve assumptions, security issuer and the current political environment. These cash flows are then translated into security level cash flows based on the tranche we own and the unique structure and status of each security. At March 31, 2016, the par value of our portfolio of RMBS totaled $8.0 billion, which included $7.7 billion of CMO securities. In the determination of our constant effective yield, we estimate that we will receive $1.6 billion of principal cash flows on our CMO securities over the next 12 months.

SELECTED QUARTERLY FINANCIAL DATA

	2016	2015
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
Selected financial condition data:	(in millions, except per share amounts)
Total assets	$40,072	$39,918	$39,413	$39,064	$38,907
Loans and leases, net	23,926	23,796	23,427	23,133	22,887
Investment securities:
Available for sale	5,439	5,471	5,726	5,751	5,911
Held to maturity	6,721	6,388	6,280	6,170	6,215
Goodwill and other intangibles	1,392	1,396	1,400	1,404	1,411
Deposits	29,561	28,701	28,816	28,447	28,250
Borrowings	5,864	6,657	5,870	5,959	5,973
Stockholders’ equity	$4,150	$4,126	$4,139	$4,121	$4,125
Common shares outstanding	355	355	355	355	354
Selected operations data:
Interest income	$309	$304	$299	$298	$297
Interest expense	41	37	36	35	34
Net interest income	268	267	263	263	263
Provision for credit losses	23	23	20	21	13
Net interest income after provision for credit losses	245	244	244	242	250
Noninterest income	79	89	83	87	82
Merger and acquisition integration expenses	13	14	—	—	—
Restructuring charges	—	3	—	—	18
Other noninterest expense	242	247	245	248	244
Income before income tax	69	68	82	81	71
Income tax expense	20	17	21	20	20
Net income	48	51	60	61	51
Preferred stock dividend	8	8	8	8	8
Net income available to common stockholders	$41	$43	$53	$53	$44
Common stock and related per share data:
Earnings per common share:
Basic	$0.11	$0.12	$0.15	$0.15	$0.12
Diluted	0.11	0.12	0.15	0.15	0.12
Cash dividends	0.08	0.08	0.08	0.08	0.08
Book value(1)	10.84	10.78	10.82	10.77	10.80
Tangible book value per common share(1)(2)	6.88	6.81	6.84	6.77	6.78
Market Price (NASDAQ: FNFG):
High	10.81	11.22	10.57	9.86	9.20
Low	8.64	10.07	8.54	8.45	7.42
Close	9.68	10.85	10.21	9.44	8.84

(1)	Excludes unvested restricted stock shares.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

	2016	2015
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
	(dollars in millions)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.49%	0.51%	0.61%	0.63%	0.54%
Common equity:
Return on average common equity	4.30	4.50	5.51	5.63	4.69
Return on average tangible common equity(2)	6.77	7.10	8.72	8.94	7.48
Total equity:
Return on average equity	4.68	4.85	5.78	5.90	5.05
Return on average tangible equity(2)	7.04	7.32	8.73	8.94	7.68
Net interest rate spread	2.89	2.87	2.88	2.93	2.97
Net interest rate margin	3.00	2.98	2.98	3.02	3.07
Efficiency ratio(3)	73.7	74.4	70.7	70.9	75.6
Operating expenses as a percentage of average loans and deposits(4)	1.9	2.0	1.9	1.9	2.1
Effective tax rate	29.8	25.4	26.0	24.7	28.0
Dividend payout ratio	72.73	66.67	53.33	53.33	66.67
Capital ratios:
First Niagara Financial Group, Inc.
Tier 1 risk-based capital	10.12	10.08	10.05	10.03	10.02
Total risk-based capital	12.09	12.01	11.97	11.96	11.95
Common equity tier 1 risk-based capital	8.58	8.55	8.52	8.50	8.48
Leverage ratio	7.55	7.62	7.66	7.60	7.56
Ratio of stockholders’ equity to total assets	10.36	10.34	10.50	10.55	10.60
Ratio of tangible common stockholders’ equity to tangible assets(2)	6.25%	6.21%	6.32%	6.32%	6.34%
Risk-weighted assets	$28,809	$28,881	$28,716	$28,445	$28,152
First Niagara Bank:
Tier 1 risk-based capital	10.73	10.65	10.67	10.66	10.65
Total risk-based capital	11.67%	11.55	11.56	11.54	11.53
Common equity risk-based tier 1 capital	10.73%	10.65	10.67	10.66	10.65
Leverage ratio	8.00%	8.05	8.12	8.07	8.03
Risk-weighted assets	$28,742	$28,813	$28,632	$28,359	$28,068
Other data:
Number of full service branches	392	392	394	394	394
Full time equivalent employees	5,322	5,428	5,397	5,364	5,322

(1)	Computed using daily averages. Annualized where appropriate.

(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Computed by dividing noninterest expense by the sum of average total loans and deposits.

GAAP to Non-GAAP Reconciliation
	2016	2015
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
	(in millions)
Computation of ending tangible assets:
Total assets	$40,072	$39,918	$39,413	$39,064	$38,907
Less: goodwill and other intangibles	(1,392)	(1,396)	(1,400)	(1,404)	(1,411)
Tangible assets	$38,680	$38,522	$38,013	$37,659	$37,497

Computation of ending tangible common equity:
Total stockholders' equity	$4,150	$4,126	$4,139	$4,121	$4,125
Less: goodwill and other intangibles	(1,392)	(1,396)	(1,400)	(1,404)	(1,411)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,419	$2,392	$2,401	$2,379	$2,376

Computation of average tangible equity:
Total stockholders' equity	$4,154	$4,153	$4,150	$4,145	$4,128
Less: goodwill and other intangibles	(1,394)	(1,398)	(1,402)	(1,408)	(1,414)
Tangible equity	$2,760	$2,755	$2,747	$2,737	$2,714

Computation of average tangible common equity:
Total stockholders' equity	$4,154	$4,153	$4,150	$4,145	$4,128
Less: goodwill and other intangibles	(1,394)	(1,398)	(1,402)	(1,408)	(1,414)
Less: preferred stockholders' equity	(338)	(338)	(338)	(338)	(338)
Tangible common equity	$2,422	$2,417	$2,409	$2,399	$2,376

RESULTS OF OPERATIONS
Overview
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis. Our operating results exclude certain nonoperating expense items as detailed below. We believe these non-GAAP measures provide a meaningful comparison of our underlying operational performance, helping to facilitate management and investor assessments of business and performance trends in comparison to others in the financial services industry and period over period analysis of our fundamental results. In addition, we believe the exclusion of the nonoperating items from our performance a more effective evaluation by which to compare our results and assess our performance in relation to our ongoing operations.

	Three months ended
	March 31,	December 31,	March 31,
(in millions, except per share data)	2016	2015	2015
Operating results (Non-GAAP):
Net interest income	$268	$267	$263
Provision for credit losses	23	23	13
Noninterest income	79	89	82
Noninterest expense	242	247	244
Income tax expense	25	23	27
Net operating income (Non-GAAP)	$57	$63	$62
Operating earnings per diluted share (Non-GAAP)	$0.14	$0.15	$0.15
Reconciliation of net operating income to net income	$57	$63	$62
Nonoperating expenses, net of tax at effective tax rate:
Merger and acquisition integration expenses ($13 million and $14 million pre-tax for the three months ended March 31, 2016 and December 31, 2015, respectively)	(9)	(10)	—
Restructuring charges ($3 million and $18 million pre-tax for the three months ended December 31, 2015 and March 31, 2015, respectively)	—	(2)	(11)
Total nonoperating expenses, net of tax	(9)	(12)	(11)
Net income (GAAP)	$48	$51	$51
Earnings per diluted share (GAAP)	$0.11	$0.12	$0.12
Comparison to Prior Quarter
Our first quarter of 2016 GAAP net income was $48 million, or $0.11 per diluted share, and included $13 million in pre-tax merger and acquisition integration expenses related to the pending Merger with KeyCorp. Excluding these nonoperating items, our operating (non-GAAP) net income was $57 million, or $0.14 per diluted share. By comparison, in the fourth quarter of 2015, our reported GAAP net income was $51 million, or $0.12 per diluted share, and included $14 million in pre-tax merger and acquisition integration expenses and $3 million in pre-tax restructuring charges related to third party professional fees incurred in connection with the overstatement of the allowance for loan losses. Excluding these nonoperating items, our operating (non-GAAP) net income was $63 million, or $0.15 per diluted share.
Our first quarter 2016 net interest income increased $1 million, or less than 1%, from the prior quarter to $268 million driven in part by the benefits of a 5% increase in average interest-earning assets and a modest benefit from the recent increase in short-term interest rates and offset by one less day in the quarter. Our net interest rate margin increased two basis points during the current quarter to 3.00% reflecting a seven basis points increase in yields on interest-earnings assets, driven by an eight basis points increase in loan yields, partially offset by a five basis points increase in rates paid on interest-bearing liabilities, which was driven by a 13 basis points increase in rates paid on borrowings. Additionally, yields on investment securities increased two basis points to 2.92% due primarily to higher yields on our commercial mortgage-backed securities and collateralized loan obligations portfolios. The average cost of interest-bearing deposits increased two basis points from the prior quarter to 0.32% as rates paid on money market deposits and certificates of deposit increased two and eight basis points, respectively.
Compared to the prior quarter, average loans increased 5% annualized during the first quarter of 2016 driven primarily by increases in our commercial real estate and business, home equity, and indirect auto portfolios. Average commercial business and real estate loans increased 7% annualized. Average commercial loan growth was driven by growth primarily in our New England, Western Pennsylvania, and Tri-State regions. Average commercial real estate loans increased 7% annualized while commercial business loans increased 6% annualized. The increase in average commercial business loans reflects strong origination activity across our footprint while the increase in average commercial real estate loan balances was driven by new commercial mortgage and construction lending volumes. Period end loan balances increased 2%, stemming primarily from higher commercial business and indirect auto loan balances.
Average consumer loans increased 2% annualized driven by a 2% and 9% annualized increase in our home equity and indirect auto portfolios, respectively, partially offset by annualized decreases in credit card and other consumer loans of 11% and 13%, respectively. Average indirect auto loan balances increased $51 million, or 9% annualized, to $2.4 billion as strong new origination activity was partially offset by increased paydowns. New originations in the quarter increased by $19 million to $314 million, and yielded 3.41%, net of dealer reserve, compared to 3.30% for the prior quarter. Average home equity balances continued to increase for the twelfth consecutive quarter to $3.1 billion, or 2% annualized, from the prior quarter as new volumes were offset by higher customer refinancing activity given low mortgage rates.
Average deposits increased 1% annualized from the prior quarter to $28.9 billion, driven by a $211 million, or 24% annualized, increase in certificates of deposit, mostly offset by a $202 million or 14% annualized, decrease in noninterest-bearing deposits. Average money market deposit balances increased $6 million, or less than 1% annualized, as higher consumer money market deposits were offset by seasonally lower municipal balances. The increase in average certificates of deposit stemmed from increases of $86 million and $144 million in consumer and brokered certificates of deposit, respectively. Average transactional deposits, which include interest-bearing and noninterest-bearing checking account balances, decreased 6% annualized, driven primarily by a 19% annualized decrease in business noninterest-checking accounts. Transactional deposits currently represent 38% of average total deposits, compared to 39% for the fourth quarter of 2015.
Our provision for credit losses totaled $23 million for the three months ended March 31, 2016 and December 31, 2015. The current quarter provision includes $11 million to cover net charge-offs on originated loans during the quarter and $11 million to support both $261 million in originated loan growth and reserve build toward our exposure to scrap metal companies and demolition companies whose profitability is partially dependent on the sale of scrap metal. Nonperforming assets increased to $238 million, or 0.59% of total assets, at March 31, 2016 from $230 million, or 0.58% of total assets at December 31, 2015. The increase was primarily driven by new inflows of a few energy related commercial credits, as well as a demolition contractor whose profitability is partially dependent on the sale of scrap metal, which were offset by pay-downs, charge-offs and resolutions.
The provision for loan losses on originated loans totaled $23 million and $22 million for the first quarter of 2016 and the fourth quarter of 2015, respectively. Originated net charge-offs decreased to 11 million, or 0.22% of average originated loans, annualized, for the first quarter of 2016 from $19 million, or 0.37% of average originated loans, annualized, for the fourth quarter of 2015. The decrease in net charge-offs was driven by the recovery of a previously charged-off energy credit as well as moderation from elevated fourth quarter levels, which included losses related to two commercial credits. Nonperforming originated loans of $197 million increased $8 million, or 4%, from December 31, 2015 and at March 31, 2016, the allowance for loan losses on originated loans totaled $248 million, or 1.16% of such loans, compared to $237 million, or 1.12% of such loans at December 31, 2015. The increase in the allowance coverage ratio reflects reserve build toward our exposure to scrap metal companies and demolition companies whose profitability is partially dependent on the sale of scrap metal.
We did not record a provision for loan losses related to our acquired loans in the first quarter of 2016 or the fourth quarter of 2015. Net charge-offs on the acquired portfolio totaled $0.4 million, or 0.01% annualized of average acquired loans for the first quarter of 2016 and we did not charge-off any acquired loans for the fourth quarter of 2015. At March 31, 2016 and December 31, 2015, the allowance for loan losses on acquired loans totaled $5 million. Acquired nonperforming loans decreased 2% from the prior quarter to $25 million at March 31, 2016. At March 31, 2016, remaining credit marks available to absorb losses on a pool-by-pool basis totaled $57 million. In the first quarter of 2016, we transferred approximately $5 million of credit marks from nonaccretable to accretable yields. This amount will be accreted into interest income over a period of approximately five to seven years.
Noninterest income decreased $10 million, or 12%, in the first quarter of 2016 compared to the fourth quarter of 2015, reflecting lower revenues across all line items, except bank owned life insurance, driven mostly by normal seasonality. Noninterest income for the fourth quarter of 2015 included $1 million in tax credit amortization, which was more than offset by lower tax expense. Excluding this amortization, noninterest income decreased $11 million, or 13%.
Noninterest expenses decreased $10 million, or 4%, from the fourth quarter of 2015. Excluding $13 million in pre-tax merger and acquisition integration expenses in the first quarter of 2016 and $14 million in pre-tax merger and acquisition integration expenses and $3 million in pre-tax restructuring charges related to third party professional fees incurred in connection with the overstatement of the allowance for loan losses in the fourth quarter of 2015, noninterest expenses decreased $6 million, or 2%, primarily driven by lower technology and communications, marketing and advertising, professional services, and other expenses, partially offset by higher salaries and employee benefits and occupancy and equipment.
Our effective tax rate was 29.8% and 25.4% for the three months ended March 31, 2016 and December 31, 2015, respectively. The effective tax rate for the three months ended December 31, 2015 reflects the benefit of tax credit investments that reduced our income tax expense and the partial utilization of a capital loss carryover. There were no such items for the three months ended March 31, 2016.
Comparison to Prior Year Quarter
Our first quarter of 2016 GAAP net income was $48 million, or $0.11 per diluted share, and included $13 million in pre-tax merger and acquisition integration expenses related to the pending Merger with KeyCorp. Excluding these nonoperating items, our operating (non-GAAP) net income was $57 million, or $0.14 per diluted share. By comparison, our first quarter of 2015 GAAP net income was $51 million, or $0.12 per diluted share, and included $18 million in pre-tax restructuring and severance expenses incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses. Excluding these nonoperating items, our operating (non-GAAP) net income for the first quarter of 2015 was $62 million, or $0.15 per diluted share.
Our first quarter of 2016 net interest income increased $5 million, or 2%, from the first quarter of 2015 driven by a $311 million, or 5%, increase in net interest-earning assets, partially offset by a seven basis points decrease in our taxable equivalent net interest rate margin to 3.00% at March 31, 2016 from 3.07% in the first quarter of 2015. Compared to the first quarter of 2015, yields on average interest-earning assets were unchanged as lower yields on loans were offset by higher yields on securities and other investments. The cost of interest-bearing deposits of 0.32% for the current quarter increased four basis points from the same quarter in 2015 due to higher costs on money market and certificates of deposit accounts.
Average loans increased 4% for the quarter ended March 31, 2016 compared to the same quarter in 2015, with higher balances in all portfolios except credit cards and other consumer loans. Average commercial business and real estate loans increased 4% over the same quarter in 2015, with our commercial real estate portfolio increasing

4% and commercial business portfolios increasing 5%. The 4% increase in consumer loans was driven by a 4% and 11% increase in home equity and indirect auto loan balances, respectively.
Average transactional deposit balances, which include interest-bearing and noninterest-bearing checking accounts, increased 6% over the prior year and represent 38% of our average deposit balances, unchanged from a year ago. Average interest-bearing checking balances increased $361 million, or 7%, for the quarter ended March 31, 2016 from the same quarter in the prior year stemming from higher consumer and municipal balances. Average noninterest-bearing checking balances increased $236 million, or 4%, due to higher consumer, business, and municipal balances. Average money market balances increased 6% compared to the prior year quarter as a result of higher consumer and business balances.
Our provision for credit losses totaled $23 million and $13 million for the three months ended March 31, 2016 and 2015, respectively. The current quarter provision includes $11 million to cover net charge-offs on originated loans during the quarter and $11 million to support both $261 million in originated loan growth and reserve build toward our exposure to scrap metal companies and demolition companies whose profitability is partially dependent on the sale of scrap metal. The provision for loan losses on originated loans was $23 million and $11 million in the first quarter of 2016 and 2015, respectively. Net charge-offs on originated loans decreased to $11 million, or 0.22% of average originated loans, annualized, for the first quarter of 2016 from $15 million, or 0.31% of average originated loans, annualized, for the first quarter of 2015. Nonperforming originated loans as a percentage of originated loans decreased to 0.92% at March 31, 2016 from 1.01% at March 31, 2015. At March 31, 2016 and 2015, the allowance for loan losses on originated loans totaled 1.16% and 1.15% of such loans, respectively.
We did not record a provision for loan losses related to our acquired loans in the first quarter of 2016. Our provision for loan losses related to our acquired loans was $3 million in the first quarter of 2015. Annualized net charge-offs equaled 0.01% and 0.25% of average acquired loans for the quarters ended March 31, 2016 and 2015, respectively. Acquired nonperforming loans totaled $25 million and $30 million at March 31, 2016 and 2015, respectively. At March 31, 2016, acquired criticized loans decreased 22% from March 31, 2015.
For the quarter ended March 31, 2016, noninterest income decreased $3 million, or 4%, from the same period in 2015. Decreases in income from insurance commissions, wealth management services, mortgage banking, and capital markets were partially offset by increases in deposit service charges and other income.
Noninterest expenses decreased $6 million, or 2%, during the same period. Excluding $13 million in pre-tax merger and acquisition integration expenses in the quarter ended March 31, 2016 and $18 million in restructuring and severance expenses in the quarter ended March 31, 2015 incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses, noninterest expenses decreased $2 million, or 1%. Decreases in occupancy and equipment, marketing and advertising, professional services, amortization of intangibles, and FDIC expense were partially offset by increases in salaries and benefits, and other expenses.
Our effective tax rate was 29.8% and 28.0% for the first quarter of 2016 and 2015, respectively. The effective tax rate for the quarter ended March 31, 2015 reflects the benefit of the partial utilization of a capital loss carryforward. There were no such items for the first quarter of 2016.
Net Interest Income
Our first quarter of 2016 net interest income increased $1 million, or less than 1%, from the prior quarter to $268 million, driven in part by a 5% annualized increase in average interest-earning assets and two basis points expansion in net interest margin in part driven by higher short-term interest rates, and partially offset by lower net interest income from one less day in the first quarter. The two basis points increase in our net interest rate margin to 3.00% reflects higher loan and investment securities yields partially offset by higher borrowings costs. The premium amortization on our residential mortgage-backed securities portfolio decreased nearly $1 million from the prior quarter.

Average interest-earning assets increased $409 million, or 5% annualized, while average interest-bearing liabilities increased $499 million, or 7% annualized. Growth in average interest earning assets reflected continued loan growth, particularly in commercial real estate and business, home equity, and indirect auto loans. Average investment securities were unchanged from the prior quarter, driven by a $129 million, or 46% annualized, decline in our commercial mortgage-backed securities portfolio and a $27 million, or 3% annualized, decrease in our other securities portfolio, offset by a $159 million, or 8% annualized, increase in our residential mortgage-backed securities portfolio.
In December 2015, the Federal Reserve announced the first Federal Funds rate increase in over nine years, increasing the federal funds target rate 25 basis points to a range of 0.25% to 0.50%. In the announcement, the Federal Reserve highlighted considerable improvement in the labor market and its expectation inflation will increase to the Federal Reserve’s target in the medium term. Since the December Federal Reserve meeting, global economic growth risks have increased causing the Federal Reserve to leave the Federal Funds rate unchanged at its January 27, 2016, March 16, 2016, and April 27, 2016 meetings.
In March 2016, the Federal Reserve released its Meeting Statement and Economic Projections. Most notably, the Federal Open Market Committee ("FOMC") members’ median projection for the Federal Funds rate at the end of 2016 was 0.875%, suggesting potentially two rate hikes in 2016. The FOMC members’ median projection for the federal funds rate at the end of 2017 was 1.875%. Both projections are a 50 basis points reduction from the previous projection.
Longer term interest rates were volatile throughout 2015 and have been thus far in 2016. The 10 year Treasury rate has been as low as 1.64% on January 30, 2015, the lowest since the second quarter of 2013 but had risen to as high as 2.49% on June 26, 2015. Renewed U.S. economic concerns have again sent rates lower, causing the 10 year Treasury yield to decrease 49 basis points from 2.27% at December 31, 2015 to 1.78% at March 31, 2016. On April 27, 2016, the 10 year Treasury yield was 1.87%.
We do not expect to see significant improvement in net interest income until short-term interest rates increase further, and the impact on net interest income will be influenced by the nature and timing of the market reaction and customer behavior, all of which are very unpredictable. There remain divergent views on the timing and pace of future increases to the Federal Funds rate with analyst estimates tracked by Bloomberg ranging from zero to four implied additional rate increases of 0.25% by the end of 2016. The pace and magnitude of rising rates, and ultimately the shape of the yield curve (i.e. the difference between long and short term rates), will impact future profitability.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	March 31, 2016		December 31, 2015
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,625	3.61%	$8,476	3.57%	$149	0.04%
Business	6,062	3.42	5,971	3.28	91	0.14
Total commercial lending	14,687	3.53	14,447	3.45	240	0.08
Consumer:
Residential real estate	3,346	3.65	3,346	3.65	—	—
Home equity	3,066	3.93	3,052	3.80	14	0.13
Indirect auto	2,420	2.91	2,369	2.90	51	0.01
Credit cards	297	11.80	305	11.45	(8)	0.35
Other consumer	242	8.57	250	8.50	(8)	0.07
Total consumer lending	9,371	3.94	9,322	3.88	49	0.06
Total loans	24,058	3.73	23,769	3.65	289	0.08
Residential mortgage-backed securities(3)	7,864	2.43	7,705	2.44	159	(0.01)
Commercial mortgage-backed securities(3)	997	4.68	1,126	4.31	(129)	0.37
Other investment securities(3)	3,513	3.53	3,540	3.47	(27)	0.06
Total investment securities	12,374	2.92	12,371	2.90	3	0.02
Money market and other investments	205	1.37	88	2.29	117	(0.92)
Total interest-earning assets	36,637	3.45%	36,228	3.38%	409	0.07%
Noninterest-earning assets(4)(5)	3,323		3,349		(26)
Total assets	$39,960		$39,577		$383
Interest-bearing liabilities:
Deposits
Savings deposits	$3,371	0.09%	$3,364	0.09%	$7	—%
Checking accounts	5,362	0.03	5,333	0.03	29	—
Money market deposits	10,725	0.32	10,719	0.30	6	0.02
Certificates of deposit	3,726	0.97	3,515	0.89	211	0.08
Total interest-bearing deposits	23,184	0.32	22,931	0.30	253	0.02
Borrowings
Short-term borrowings	3,815	0.72	4,014	0.56	(199)	0.16
Long-term borrowings	2,416	2.62	1,971	2.89	445	(0.27)
Total borrowings	6,231	1.46	5,985	1.33	246	0.13
Total interest-bearing liabilities	29,415	0.56%	28,916	0.51%	499	0.05%
Noninterest-bearing deposits	5,666		5,868		(202)
Other noninterest-bearing liabilities	725		640		85
Total liabilities	35,806		35,424		382
Stockholders’ equity(4)	4,154		4,153		1
Total liabilities and stockholders’ equity	$39,960		$39,577		$383
Net interest rate spread		2.89%		2.87%		0.02%
Net interest rate margin		3.00%		2.98%		0.02%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums or discounts and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income of $273 million for the quarter ended March 31, 2016 increased $1 million from the quarter ended December 31, 2015. Overall the yield on interest-earning assets increased seven basis points primarily as a result of higher yields on our loan portfolio. Average interest-earning assets increased 5% annualized from the prior quarter driven by growth in our loan portfolio and other investments.
Our average balance of investment securities increased quarter over quarter by $3 million. Yields on our investment securities portfolio increased two basis points to 2.92% primarily due to higher yields on commercial mortgage-backed securities partially offset lower premium amortization on our residential mortgage-backed securities portfolio.
Loan yields in the quarter ended March 31, 2016 increased eight basis points to 3.73%, primarily reflecting the benefit from the recent increase in short-term interest rates. The yield on commercial business loans increased 14 basis points and the yield on credit card loans increased 35 basis points. The total credit mark accretion in the first quarter of 2016 was $2 million, equal to the fourth quarter of 2015. Overall, our average loan growth was 5% annualized from the fourth quarter of 2015, as our average loan balances increased by $289 million. Commercial loan growth was $240 million, or 7% annualized, and home equity and indirect auto remained a source of growth contributing $14 million, or 2% annualized, and $51 million, or 9% annualized, respectively, of the average net loan growth this quarter. Indirect auto originations increased $19 million, or 6%, to $314 million during the first quarter of 2016 with a yield, net of dealer reserve, of 3.41%.
Our average balances of interest-bearing deposits increased by $253 million, or 4% annualized. The increase in our average balances was driven by a $211 million, or 24% annualized, increase in our average certificates of deposit balances due to higher consumer and brokered certificates of deposit. The rate paid on interest-bearing deposits increased two basis points to 0.32%.
Our average borrowings increased $246 million, or 16% annualized, quarter over quarter due to a $445 million, or 91% annualized, increase in average long-term borrowings partially offset by a $199 million, or 20% annualized, decrease in average short-term borrowings. Our cost of borrowings increased thirteen basis points from the fourth quarter of 2015 to 1.46% for the first quarter of 2016 primarily due to a 16 basis points increase in the cost of short-term borrowings.

Comparison to Prior Year Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended				Increase (decrease)
	March 31, 2016		March 31, 2015
(dollars in millions)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$8,625	3.61%	$8,263	3.60%	$362	0.01%
Business	6,062	3.42	5,797	3.43	265	(0.01)
Total commercial lending	14,687	3.53	14,060	3.53	627	—
Consumer:
Residential real estate	3,346	3.65	3,338	3.78	8	(0.13)
Home equity	3,066	3.93	2,939	3.91	127	0.02
Indirect auto	2,420	2.91	2,187	2.79	233	0.12
Credit cards	297	11.80	311	11.74	(14)	0.06
Other consumer	242	8.57	275	8.49	(33)	0.08
Total consumer lending	9,371	3.94	9,050	4.02	321	(0.08)
Total loans	24,058	3.73	23,110	3.75	948	(0.02)
Residential mortgage-backed securities(3)	7,864	2.43	7,180	2.49	684	(0.06)
Commercial mortgage-backed securities(3)	997	4.68	1,404	3.26	(407)	1.42
Other investment securities(3)	3,513	3.53	3,554	3.52	(41)	0.01
Total investment securities	12,374	2.92	12,138	2.88	236	0.04
Money market and other investments	205	1.37	158	1.01	47	0.36
Total interest-earning assets	36,637	3.45%	35,406	3.45%	1,231	—%
Noninterest-earning assets(4)(5)	3,323		3,301		22
Total assets	$39,960		$38,707		$1,253
Interest-bearing liabilities:
Deposits
Savings deposits	$3,371	0.09%	$3,432	0.08%	$(61)	0.01%
Checking accounts	5,362	0.03	5,001	0.03	361	—
Money market deposits	10,725	0.32	10,132	0.26	593	0.06
Certificates of deposit	3,726	0.97	3,778	0.84	(52)	0.13
Total interest-bearing deposits	23,184	0.32	22,343	0.28	841	0.04
Borrowings
Short-term borrowings	3,815	0.72	5,125	0.46	(1,310)	0.26
Long-term borrowings	2,416	2.62	1,027	4.98	1,389	(2.36)
Total borrowings	6,231	1.46	6,152	1.21	79	0.25
Total interest-bearing liabilities	29,415	0.56%	28,495	0.48%	920	0.08%
Noninterest-bearing deposits	5,666		5,430		236
Other noninterest-bearing liabilities	725		654		71
Total liabilities	35,806		34,579		1,227
Stockholders’ equity(4)	4,154		4,128		26
Total liabilities and stockholders’ equity	$39,960		$38,707		$1,253
Net interest rate spread		2.89%		2.97%		(0.08)%
Net interest rate margin		3.00%		3.07%		(0.07)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income increased $5 million to $273 million for the first quarter of 2016 compared to the first quarter of 2015, reflecting an increase in net-interest earning assets of $311 million and a decrease in our net interest rate margin of seven basis points driven by increases in the cost of deposits and borrowings. The $1.2 billion increase in interest-earning assets reflects organic loan growth in our commercial, home equity, and indirect auto loan portfolios. Over the same period, our average interest-bearing liabilities increased by $920 million, as interest-bearing checking and money market deposits grew by $361 million, or 7%, and $593 million, or 6%, respectively. Total borrowings increased $79 million, or 1%, as long-term borrowings more than doubled to $2.4 billion with the increase offset by a $1.3 billion, or 26%, decrease in short-term borrowings. The yield on interest-earnings assets was unchanged from the prior year quarter while the rates paid on interest-bearing deposits and borrowings increased four and 25 basis points, respectively, resulting in the seven basis points decrease in our net interest margin. Our first quarter of 2016 net interest margin was impacted by the benefit of $1 million in unusual benefits. There were no such benefits in the first quarter of 2015.
Our noninterest-bearing deposits increased 4% from the first quarter of 2015, driven by consumer, business, and municipal checking growth while our interest-bearing checking balances increased 7% driven by continued growth in net new checking units and average balance growth. Average money market deposit accounts increased $593 million, or 6%, as a result of higher consumer and business balances.
The rate paid on long-term borrowings decreased to 2.62% from 4.98% in the first quarter of 2015, as our new long-term borrowings had a shorter weighted average life, and therefore a lower rate than our existing long-term borrowings, while the rate paid on short-term borrowings increased 26 basis points, resulting in a 25 basis point increase in the total rate paid on borrowings.
The yield on our commercial loan portfolio was unchanged from the prior year quarter. Consumer loan yields dropped eight basis points during the same period, driven primarily by a thirteen basis points decline in residential real estate yields partially offset by a 12 basis points improvement in indirect auto yields. Additionally, yields on our investment securities portfolio increased four basis points, driven by an increase in yields on commercial mortgage-backed securities from 3.26% to 4.68% partially offset by a six basis points decrease in yields on residential mortgage-backed securities.

Provision for Credit Losses
Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for originated loan losses; needs for allowance for acquired loan losses due to deterioration in credit quality subsequent to acquisition; and probable losses associated with our unfunded loan commitments.
The following table details the composition of our provision for credit losses for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(in millions)	2016	2015	2015
Provision for originated loans	$23	$22	$11
Provision for acquired loans	—	—	3
Provision for (release of) unfunded commitments	—	1	(1)
Total	$23	$23	$13
Our provision for loan losses related to our originated loans is based upon the inherent risk of our loans and considers interrelated factors such as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic indicators. The provision for loan losses related to originated loans amounted to $23 million, or 0.42% of average originated loans annualized, for the quarter ended March 31, 2016, compared to $22 million, or 0.43% of average originated loans annualized, for the quarter ended December 31, 2015 and $11 million, or 0.23% of average originated loans annualized, for the quarter ended March 31, 2015. The current quarter provision includes $11 million to cover net charge-offs on originated loans during the quarter and $11 million to support both $261 million in originated loan growth and reserve build toward our exposure to scrap metal companies and demolition companies whose profitability is partially dependent on the sale of scrap metal. The provision for losses on originated loans for the quarter ended March 31, 2015 reflects unusually low levels.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. We recorded a provision of $3 million related to our acquired loans for the first quarter of 2015. We did not record a provision related to our acquired loans for the first quarter of 2016 or the fourth quarter of 2015.
The provision for credit losses for the fourth quarter of 2015 included $1 million related to our unfunded loan commitments. We did not record a provision for credit losses for unfunded loan commitments in the first quarter of 2016. Our total unfunded commitments were $11.2 billion and $11.7 billion at March 31, 2016 and December 31, 2015, respectively. The liability for unfunded commitments is included in other liabilities in our Consolidated Statements of Condition and amounted to $16 million at each of March 31, 2016 and December 31, 2015.

Noninterest Income
The following table presents our noninterest income for the periods indicated:

	Three months ended
(dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Deposit service charges	$22	$23	$20
Insurance commissions	15	15	16
Merchant and card fees	12	13	12
Wealth management services	14	15	15
Mortgage banking	4	5	5
Capital markets income	2	7	4
Lending and leasing	4	4	4
Bank owned life insurance	4	3	4
Other income excluding tax credit amortization	3	6	3
Total noninterest income excluding tax credit amortization (non-GAAP)	79	90	82
Tax credit amortization	—	(1)	—
Total noninterest income (GAAP)	$79	$89	$82
Noninterest income excluding tax credit amortization as a percentage of net revenue (non-GAAP)	22.8%	25.3%	23.8%
Noninterest income as a percentage of net revenue	22.8%	25.1%	23.8%
Comparison to Prior Quarter
First quarter of 2016 GAAP noninterest income of $79 million decreased $10 million, or 12%, compared to the fourth quarter of 2015, reflecting lower income from all line items except bank owned life insurance. Other income for the fourth quarter of 2015 included $1 million in amortization for tax credit investments, which was more than offset by lower tax expense. These investments are amortized in the first year of funding and we recognized the amortization as contra-fee income, included in other income, with an offsetting benefit that reduced our income tax expense. There was no such amortization for the first quarter of 2016. Excluding this amortization, noninterest income decreased $11 million, or 13%, from the prior quarter.
Deposit service charges decreased $1 million, or 6%, due to typical first quarter seasonality. Merchant and card fees decreased $1 million, or 7%, due to seasonally lower interchange revenues consistent with lower card transaction volumes. Lower producer levels and equity market volatility drove the $1 million, or 7%, decline in income from wealth management services from the prior quarter. Mortgage banking income decreased $1 million, or 19%, reflecting a $1 million repurchase reserve reversal taken in the fourth quarter of 2015. Locked volumes increased from the prior quarter while gain on sale margins remained relatively flat. The $4 million, or 65%, decrease in capital markets income, which primarily includes income from derivatives and syndications, was driven by moderation from strong fourth quarter levels which included a favorable credit valuation adjustment. Other income decreased $3 million, or 44%, due to lower equity and investment gains as well as a one-time gain from the sale of a low income housing property recognized in the fourth quarter of 2015.
GAAP noninterest income as a percentage of net revenue decreased from 25.1% for the three months ended December 31, 2015 to 22.8% for the three months ended March 31, 2016. Excluding the tax credit amortization, recorded as contra noninterest income, this ratio was 25.3% for the three months ended December 31, 2015.

Comparison to Prior Year Quarter
First quarter of 2016 GAAP noninterest income of $79 million decreased $3 million, or 4%, compared to the first quarter of 2015, driven by decreases in insurance commissions, wealth management services, mortgage banking, and capital markets income, partially offset by higher deposit service charges.
Insurance commissions decreased $1 million, or 7%, primarily due to lower commissions from commercial lines. Wealth management services income decreased $1 million, or 7%, stemming from lower annuity and mutual funds commissions due to market volatility. Mortgage banking revenues decreased $1 million, or 19%, as a result of lower locked volumes. The $2 million, or 44%, decrease in capital markets income, which includes income from derivatives and syndications, primarily resulted from a higher unfavorable credit valuation adjustment in the first quarter of 2016. Deposit service charges increased $1 million, or 5%, due to higher service charges on business checking accounts.
GAAP noninterest income as a percentage of net revenue decreased from 23.8% for the three months ended March 31, 2015 to 22.8% for the three months ended March 31, 2016.
Noninterest Expense
The following table presents our noninterest expenses for the periods indicated:

	Three months ended
(dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Salaries and employee benefits	$115	$113	$112
Occupancy and equipment	26	26	27
Technology and communications	35	38	35
Marketing and advertising	9	10	10
Professional services	12	15	13
Amortization of intangibles	4	4	6
FDIC premiums	10	10	11
Merger and acquisition integration expenses	13	14	—
Restructuring charges	—	3	18
Other expense	29	31	29
Total noninterest expenses	255	265	261
Less nonoperating expenses:
Merger and acquisition integration expenses	(13)	(14)	—
Restructuring charges	—	(3)	(18)
Total operating noninterest expenses(1)	$242	$247	$244
Efficiency ratio(2)	73.7%	74.4%	75.6%
Operating efficiency ratio(1)	69.8%	69.5%	70.5%
Full time equivalent employees	5,322	5,428	5,322

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
Comparison to Prior Quarter
First quarter of 2016 GAAP noninterest expenses decreased $10 million, or 4%, to $255 million from the fourth quarter of 2015. First quarter of 2016 GAAP noninterest expenses included $13 million in pre-tax merger and acquisition integration expenses related to our pending merger with KeyCorp and GAAP noninterest expenses in the fourth quarter of 2015 included $14 million in pre-tax merger and acquisition integration expenses and $3 million in pre-tax restructuring charges related to third party professional fees incurred in connection with the overstatement of the allowance for loan losses. Excluding these nonoperating items, our noninterest expenses decreased $6 million, or 2%, primarily driven by lower technology and communications, marketing and advertising, professional services, and other expenses partially offset by higher salaries and benefits.
Technology and communications expense decreased $3 million, or 7%, due to decreases in infrastructure costs and depreciation expenses. Marketing and advertising expense decreased $1 million, or 9%, consistent with seasonal patterns, and professional services fees decreased $3 million, or 19%, driven by pause of certain projects and the associated decline in third party services expenses. The $1 million, or 4%, decrease in other expense resulted from lower other real estate owned valuation writedowns and other corporate expenses. Salaries and benefits increased $2 million, or 2%, as typical resetting of payroll taxes and other seasonal benefits more than offset lower salaries from lower headcount.
Pre-tax merger and acquisition integration expenses for the first quarter of 2016 and the fourth quarter of 2015 were primarily comprised of professional services fees, employee retention expenses, classification of compensation of certain personnel dedicated to merger integration efforts, as well as costs related to securing shareholder approval for the pending Merger.
In the first quarter of 2016, our GAAP efficiency ratio was 73.7% compared to 74.4% in the prior quarter. Excluding $13 million in merger and acquisition integration expenses in the first quarter of 2016, our operating (non-GAAP) efficiency ratio was 69.8%. Excluding $14 million in pre-tax merger and acquisition integration expenses and $3 million in pre-tax restructuring charges related to third party professional fees incurred in connection with the overstatement of the allowance for loan losses in the fourth quarter of 2015, our operating (non-GAAP) efficiency ratio was 69.5%.
Comparison to Prior Year Quarter
GAAP noninterest expenses decreased $6 million, or 2%, for the quarter ended March 31, 2016 from the quarter ended March 31, 2015. Noninterest expenses in the first quarter of 2016 included $13 million in pre-tax merger and acquisition integration expenses related to our pending Merger with KeyCorp. Noninterest expenses in the first quarter of 2015 included $18 million in pre-tax restructuring and severance charges incurred primarily in connection with the consolidation of 17 branches and the completion of our organization simplification during the quarter as well as third party professional fees incurred in connection with the overstatement of the allowance for loan losses resulting from mid-level employee misconduct. Excluding these charges, noninterest expenses decreased $2 million, or 1%, as lower occupancy and equipment, marketing and advertising, professional services, amortization of intangibles, and FDIC premiums were partially offset by higher salaries and benefits and other expenses.
The $1 million, or 3%, decrease in occupancy and equipment resulted from lower rental income associated with a property that was sold in the fourth quarter of 2015. Marketing and advertising expense was $1 million, or 11%, lower for the current quarter due to timing of promotional campaigns. Professional services expense decreased $1 million, or 5%, driven by pause in certain projects and the associated decline in third party services expenses. FDIC premiums decreased $1 million, or 6%, due to the expiration of the impact of our goodwill impairment charge we recorded in the third quarter of 2014. Salaries and employee benefits increased $3 million, or 3%, as a result of higher incentive-based compensation.
Merger and acquisition integration expenses for the first quarter of 2016 were primarily comprised of professional services fees, employee retention expenses, classification of compensation of certain personnel dedicated to merger integration efforts, as well as costs related to securing shareholder approval for the pending Merger. Restructuring charges of $18 million for the quarter ended March 31, 2015 were comprised of $4 million in salaries and benefits, $6 million in occupancy and equipment, $5 million in professional services, and $2 million in other expenses.

Our GAAP efficiency ratio in the first quarter of 2016 and 2015 was 73.7% and 75.6%, respectively. Excluding the $13 million in merger and acquisition integration expenses in the first quarter of 2016, our non-GAAP efficiency ratio was 69.8%. Excluding the $18 million in restructuring and severance expenses in the first quarter of 2015, our non-GAAP efficiency ratio was 70.5%.
Taxes
The provision for income taxes for the first quarter of 2016 and fourth quarter of 2015 was $20 million and $17 million, respectively, resulting in effective tax rates of 29.8% and 25.4%, respectively. The effective tax rate for the fourth quarter of 2015 reflects the benefits of tax credit investments and the partial utilization of a capital loss carryforward that reduced our income tax expense.
The provision for income taxes in the first quarter of 2016 and 2015 was $20 million, resulting in an effective tax rate of 29.8% and 28.0%, respectively. The effective tax rate for the first quarter of 2015 reflects the benefits of the partial utilization of a capital loss carryforward that reduced our income tax expense.
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

The Board of Directors has the fundamental responsibility of directing the management of the Bank's business and affairs, and establishing a corporate culture that prevents the circumvention of safe and sound policies and procedures. Our Board of Directors and Executive Management utilize various committees in the management of risk. The main risk governance committees are the Risk Committee and Audit Committee of the Board and the Enterprise Risk Management Committee ("ERMC"), Capital Management Committee ("CMC") and Disclosure Committee of Management. The purpose of the Risk Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities of the Company with respect to understanding inherent risks impacting the Company and related control activities; and, assessing the risks of the Company. Sub-committees of the ERMC, which support the core risk areas, are the Operational Risk Committee, Allowance for Loan and Lease Losses Committee, Commercial Credit Risk and Policy Committee, Consumer Credit Risk and Policy Committee, Asset/Liability Committee, Compliance Management Committee, and the Community Reinvestment Act Committee. These sub-committees are supported by various working groups. The purpose of the CMC is to provide oversight to the Company's capital adequacy assessment activities, Dodd-Frank Act Stress Testing ("DFAST"), and to assess/recommend capital actions.
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
Loans
The following table presents the composition of our loan and lease portfolios at the dates indicated:

	March 31, 2016		December 31, 2015		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial:
Real estate	$7,257	30.0%	$7,375	30.7%	$(117)
Construction	1,369	5.7	1,278	5.3	91
Business	6,175	25.5	6,013	25.0	162
Total commercial	14,801	61.2	14,665	61.0	135
Consumer:
Residential real estate	3,331	13.8	3,355	14.0	(24)
Home equity	3,057	12.6	3,069	12.7	(12)
Indirect auto	2,464	10.2	2,393	10.0	71
Credit cards	289	1.2	311	1.3	(22)
Other consumer	237	1.0	245	1.0	(8)
Total consumer	9,378	38.8	9,372	39.0	5
Total loans and leases	24,178	100.0%	24,038	100.0%	140
Allowance for loan losses	(253)		(242)		(11)
Total loans and leases, net	$23,926		$23,796		$130
Our primary lending activity is the origination of commercial business and commercial real estate loans, as well as residential mortgage and home equity lines of credit to customers located within our primary market areas. Our commercial real estate and business loan portfolios provide opportunities to cross sell other fee-based banking services. Consistent with our long-term customer relationship focus, we retain the servicing rights on the majority of residential mortgage loans that we sell, resulting in monthly servicing fee income to us. We also originate and retain in our lending portfolio various types of consumer loan products given their customer relationship building benefits.
Total loans and leases outstanding increased $140 million, or 2% annualized, from December 31, 2015 to March 31, 2016, due to continued growth in our commercial business, and indirect auto portfolios. Our commercial loan portfolio increased $135 million, or 4% annualized, reflecting new business volumes and our continued focus on balancing volume growth with prudent credit underwriting. Our period over period results display organic growth across our footprint in our commercial lending activities, as well as an increase in utilization of commercial line commitments of 41% at March 31, 2016 from 40% at December 31, 2015. Commercial loans made up 61% of our total loans at March 31, 2016, comprising the largest part of our lending book and remaining unchanged from the loan type composition at December 31, 2015.
Commercial real estate loans represented 36% of our total loan portfolio and $8.6 billion in balances at March 31, 2016. Our commercial real estate loans consist of $7.3 billion in commercial real estate loans and $1.4 billion of construction loans. During the three months ended March 31, 2016, new construction loan originations were the largest contributor to the growth of this portfolio; balances increased by $91 million, or 29% annualized, from December 31, 2015.
Our commercial business loan portfolio increased $162 million, or 11% annualized, from December 31, 2015, resulting from increases in our middle market and asset based lending segments. Our commercial pipeline was consistent with historical norms at the end of the first quarter of 2016.
The $71 million increase, or 12% annualized, from December 31, 2015 in our indirect auto portfolio resulted from $314 million in new originations during the current quarter with an average yield of 3.41%, net of dealer reserve, an increase of 11 basis points from the prior quarter and 16 basis points from a year ago. The average FICO score for these new originations was 751, compared to 756 for the three months ended December 31, 2015.
Offsetting this growth was a decrease in our home equity portfolio of $12 million, or 2% annualized, from December 31, 2015 to March 31, 2016 primarily due to seasonality and a prime rate increase. Our residential real estate loan portfolio decreased $24 million, or 3% annualized, from December 31, 2015 to March 31, 2016. This decrease is due to prepayments of adjustable rate mortgages and our strategy of selling most newly originated fixed rate residential real estate loans in the secondary market. Additionally, our credit card and other consumer loan portfolios decreased 29% and 13% annualized, respectively.
Included in the table above are acquired loans with a carrying value of $2.8 billion and $2.9 billion at March 31, 2016 and December 31, 2015, respectively. Such acquired loans were initially recorded at fair value with no carryover of any related allowance for loan losses.
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

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated, except for our residential real estate and credit cards portfolios which are assigned to a region based on the primary address of the consumer:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total loans and leases
March 31, 2016
Commercial:
Real estate	$4,283	$945	$1,604	$1,795	$—	$8,626
Business	2,916	1,117	855	764	523	6,175
Total commercial	7,198	2,062	2,459	2,559	523	14,801
Consumer:
Residential real estate	1,238	159	280	1,653	—	3,331
Home equity	1,652	332	547	526	—	3,057
Indirect auto	782	84	56	450	1,092	2,464
Credit cards	227	31	15	15	—	289
Other consumer	156	42	27	12	—	237
Total consumer	4,054	649	926	2,657	1,092	9,378
Total loans and leases	$11,252	$2,711	$3,385	$5,215	$1,615	$24,178
December 31, 2015
Commercial:
Real estate	$4,331	$933	$1,604	$1,784	$—	$8,652
Business	2,797	1,074	865	728	549	6,013
Total commercial	7,128	2,007	2,469	2,512	549	14,665
Consumer:
Residential real estate	1,235	151	289	1,679	—	3,355
Home equity	1,658	331	559	521	—	3,069
Indirect auto	769	78	55	432	1,059	2,393
Credit cards	245	33	16	16	—	311
Other consumer	160	44	28	13	—	245
Total consumer	4,068	638	947	2,661	1,059	9,372
Total loans and leases	$11,196	$2,644	$3,416	$5,174	$1,608	$24,038

(1)
Other consists of indirect auto loans made in states that border our footprint, and our capital markets portfolio. Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

Our Western Pennsylvania market has exhibited steady growth with an increase in their commercial loan portfolios of $55 million, or 11% annualized, from the end of 2015. Over the same period, our New York market also contributed to the growth in commercial loans, with a 4% annualized increase.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by individual loan size at the dates indicated:

	March 31, 2016		December 31, 2015
(dollars in millions)	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater than or equal to $20 million	$782	32	$754	31
$10 million to $20 million	1,979	138	1,949	138
$5 million to $10 million	1,650	236	1,682	239
$1 million to $5 million	2,648	1,213	2,678	1,236
Less than $1 million(2)	1,567	6,147	1,589	6,315
Total commercial real estate loans	$8,626	7,766	$8,652	7,959
Commercial business loans by size:(1)
Greater than or equal to $20 million	$304	11	$343	14
$10 million to $20 million	1,313	95	1,179	86
$5 million to $10 million	1,204	171	1,172	169
$1 million to $5 million	1,746	786	1,716	791
Less than $1 million(2)	1,608	35,118	1,602	35,095
Total commercial business loans	$6,175	36,181	$6,013	36,155

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table.

(2)	Caption includes net deferred fees and costs and other adjustments.

At both March 31, 2016 and December 31, 2015, non-owner occupied commercial real estate represented 66% of the total commercial real estate balance. Loans for construction, acquisition and development increased $100 million from December 31, 2015 due to the funding of previously committed construction loans and new construction originations. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the dates indicated:

(in millions)	New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
March 31, 2016:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$503	$100	$168	$210	$243	$1,223
Multifamily and apartments	1,104	103	110	262	115	1,694
Office and professional space	517	89	77	271	132	1,086
Retail	287	46	106	267	115	820
Warehouse and industrial	125	14	46	76	32	293
Other	276	52	78	108	67	581
Total non-owner occupied commercial real estate loans	2,813	404	583	1,194	703	5,697
Owner occupied commercial real estate loans	1,218	361	486	476	389	2,929
Total commercial real estate loans	$4,030	$765	$1,069	$1,670	$1,092	$8,626
December 31, 2015:
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$469	$96	$156	$205	$198	$1,123
Multifamily and apartments	1,102	107	137	263	104	1,713
Office and professional space	506	84	86	296	133	1,106
Retail	287	48	126	243	111	814
Warehouse and industrial	130	24	52	81	11	298
Other	330	52	80	122	82	666
Total non-owner occupied commercial real estate loans	2,825	410	636	1,210	638	5,720
Owner occupied commercial real estate loans	1,223	384	470	455	401	2,932
Total commercial real estate loans	$4,048	$795	$1,106	$1,665	$1,039	$8,652

(1)	Primarily consists of loans located in states bordering our footprint.

The table below provides detail on commercial business loans and owner occupied commercial real estate loans by industry classification (as defined by the North American Industry Classification System) at the dates indicated:

(in millions)	March 31, 2016	December 31, 2015
Health Care and Social Assistance	$1,535	$1,450
Manufacturing	1,372	1,374
Real Estate and Rental and Leasing	1,042	1,039
Wholesale Trade	630	624
Public Administration	541	511
Retail Trade	520	530
Educational Services	452	467
Construction	408	414
Finance and Insurance	389	317
Transportation and Warehousing	307	302
Other Services (except Public Administration)	295	315
Professional, Scientific, and Technical Services	283	288
Accommodation and Food Services	222	223
Other	1,106	1,090
Total	$9,104	$8,946
Energy Related Exposure
Included within our commercial portfolio are certain loans categorized as energy related, including both oil and gas related exposures as well as exposures to utilities and alternative energy. The table below provides the outstanding loan balance and unfunded commitments for energy related exposures at the dates indicated:

	March 31, 2016			December 31, 2015
	Outstanding	Unused commitments	Total credit exposure	Outstanding	Unused commitments	Total credit exposure
	(in millions)
Oil and gas related	$282	$157	$439	$276	$176	$452
Utilities and alternative energy	179	168	347	127	175	302
Total	$461	$325	$786	$403	$351	$754

Risk Management of the Energy Related Portfolio
We do not have a dedicated energy lending business. Our exposures are managed in our regional commercial banking business units. Our energy exposures consist of only senior loans, with no junior or second lien positions; additionally, we generally avoid making first lien loans to borrowers that employ significant leverage through the use of junior lien loans or large unsecured senior tranches of debt. During our energy portfolio reviews in the first quarter, we noted only a few individual credits that have been impacted enough to warrant a downgrade in their associated risk ratings. These downgrades added slightly less than $1 million to our model driven allowance. In light of the ongoing impact of low oil and natural gas prices, our allowance for loan losses included a $3 million qualitative component at both March 31, 2016 and December 31, 2015. As of March 31, 2016, four energy loan relationships were in nonaccrual status totaling $22 million in outstanding balances.
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

With respect to our oil and gas related exposures, our oil and gas related outstandings of $282 million included both direct and indirect exposure to energy related obligors at March 31, 2016 of $139 million and $143 million, respectively. These combined outstandings represented a modest 1.2% of total loan outstanding balances at March 31, 2016. At December 31, 2015, our oil and gas related outstandings of $276 million included both direct and indirect exposure to energy related obligors of $142 million and $134 million, respectively. These combined outstandings represented a modest 1.1% of total loan outstanding balances at December 31, 2015. The energy-related exposure can be primarily classified into three subcategories: 1) upstream, 2) midstream, and 3) downstream.
The table below provides the outstanding loan balance and unfunded commitments for oil and gas related exposures at the dates indicated. Due to the fact that many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, and to a particular segment of energy related activity (e.g. upstream or downstream).

	Outstanding			Unused commitments
(in millions)	Direct	Indirect	Total	Direct	Indirect	Total
March 31, 2016
Upstream:
Drillers	$15	$—	$15	$1	$—	$1
Midstream:
Drilling field services	83	—	83	47	—	47
Other	42	—	42	7	—	7
Total midstream	124	—	124	54	—	54
Downstream:
Gas stations and convenience stores	—	58	58	—	22	22
Non-drilling support	—	43	43	—	7	7
Wholesale distribution	—	22	22	—	41	41
Other	—	20	20	—	33	33
Total downstream	—	143	143	—	103	103
Total	$139	$143	$282	$55	$103	$157

December 31, 2015
Upstream:
Drillers	$15	$—	$15	$1	$—	$1
Midstream:
Drilling field services	88	—	88	48	—	48
Other	39	—	39	10	—	10
Total midstream	127	—	127	58	—	58
Downstream:
Gas stations and convenience stores	—	55	55	—	26	26
Non-drilling support	—	40	40	—	10	10
Wholesale distribution	—	19	19	—	48	48
Other	—	20	20	—	34	34
Total downstream	—	134	134	—	117	117
Total	$142	$134	$276	$59	$117	$176
The table above does not include $86 million and $83 million in outstanding loan balances and $7 million and $10 million of unused commitments at March 31, 2016 and December 31, 2015, respectively, related to commercial real estate loans in which the direct counterparty to the loan is not involved in upstream or midstream activities.

However, such properties have a large tenant exposure to companies directly involved in such activities at March 31, 2016 and December 31, 2015.
Upstream exposure
Our exposures to the upstream sector include exposures related to the extraction and production of oil and natural gas, such as drilling and the operations of wells. We do not have any loans margined against estimated reserves or similar asset based energy loan structures. Direct exposures to the upstream category are low with $15 million in outstanding loan balances made directly to counterparties involved in the drilling and operations of wells at March 31, 2016 and December 31, 2015.
Midstream exposure
Our exposures to the midstream sector primarily consist of exposures to counterparties who provide products, services, and logistical support to exploration and production enterprises. Direct exposure of $124 million and $127 million in outstanding loan balances at March 31, 2016 and December 31, 2015, respectively, relate to loans made directly to counterparties whose operations are involved in the processing of crude oil and natural gas, including companies who provide supplies to drilling field operations. The majority of this exposure is in our Western Pennsylvania region supporting the Marcellus Shale natural gas market.
Downstream exposure
Our exposures to the downstream sector include exposures to companies involved in the refining process and distribution of refined products, such as wholesale oil and gas distributors, gas stations and convenience stores, which we consider to be indirect based upon the nature of their involvement in the oil and gas industry. Indirect exposure of $143 million and $134 million in outstanding loan balances at March 31, 2016 and December 31, 2015, respectively, relate to loans made to counterparties whose operations are primarily involved in the wholesale and retail distribution of refined products, including companies that provide support and/supplies to such entities.
Metals exposure
A softer global economic growth outlook which has resulted in weakening demand for metals coupled with excess supply has resulted in a significant decline in the price of metals. Such falling metals prices exerted stress on borrowers that directly engaged in the manufacturing or distribution of metals products, as well as those borrowers that engaged in scrap metal processing and demolition companies whose profitability is partially dependent on the sale of scrap metal.
Given prolonged weakness in metals prices, during the first quarter we performed a comprehensive review of 27 relationships with total commitments of $403 million and outstanding balances of $244 million as of March 31, 2016. At March 31, 2016, nonperforming loans related to metals totaled $20 million in outstanding balances, comprised of two relationships.
In the first quarter, we increased our general and specific reserves by $8 million given the deterioration in metals prices.
Home Equity Portfolio
Our home equity portfolio (loans and lines of credit) consists of both first-lien and junior-lien mortgage loans with underwriting criteria based on minimum credit scores, debt to income ratios, and LTV ratios. We currently offer variable-rate home equity lines of credit ("HELOCs"). The standard HELOC product has a 10 year draw period with a 20 year fully amortizing term upon utilization of the line. Interest-only draw periods are limited to 5 years, and are available at the request of the mortgagor. Applications are underwritten centrally in conjunction with an automated underwriting system.

Of the $3.1 billion home equity portfolio at March 31, 2016 and December 31, 2015, approximately $1.2 billion were in a first lien position for each period. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2016 and December 31, 2015.
The table below summarizes the principal balances of our home equity lines of credit by portfolio at the dates indicated:

	March 31, 2016			December 31, 2015
(in millions)	Interest only	Principal and interest	Total	Interest only	Principal and interest	Total
Originated	$410	$1,596	$2,006	$403	$1,582	$1,985
Acquired	237	646	883	244	662	906
Total home equity lines of credit	$647	$2,242	2,889	$647	$2,244	2,891
Home equity loans			168			178
Total home equity portfolio			$3,057			$3,069
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
The table below summarizes our home equity line of credit portfolio still in the draw period by draw period end date at March 31, 2016:

(in millions)	2016	2017	2018	2019	Thereafter	Total
In draw - interest only	$55	$125	$160	$133	$174	$647
In draw - principal and interest	30	69	110	84	1,819	2,112
Total	$85	$194	$270	$217	$1,993	$2,759
Delinquency statistics for the HELOC portfolio are as follows at the dates indicated:

	March 31, 2016			December 31, 2015
		Delinquencies			Delinquencies
(dollars in millions)	Balance	Amount	Percent of balance	Balance	Amount	Percent of balance
HELOC status:
Still in draw period	$2,759	$36	1.3%	$2,764	$37	1.3%
Amortizing payment	130	12	9.6	127	12	9.7
Allowance for Loan Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
A detailed description of our methodology for calculating our allowance for loan losses is included under the heading “Critical Accounting Policies and Estimates” in Item 7 of our 2015 Annual Report on Form 10-K.

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
The following table details our allocation of our allowance for loan losses by loan category at the dates indicated or for the related quarters:

	March 31, 2016		December 31, 2015
(dollars in millions)	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$76	35.7%	$76	36.0%
Business	135	25.5	124	25.0
Total commercial	212	61.2	200	61.0
Consumer:
Residential real estate	4	13.8	4	14.0
Home equity	7	12.6	8	12.7
Indirect auto	13	10.2	13	10.0
Credit cards	12	1.2	13	1.3
Other consumer	5	1.0	5	1.0
Total consumer	41	38.8	42	39.0
Total	$253	100.0%	$242	100.0%
Allowance for loan losses to total loans	1.05%		1.01%
Provision to average total loans	0.37%		0.39%
Allowance for loan losses to originated loans	1.16%		1.12%
Provision to average originated loans	0.42%		0.39%

The following table presents the activity in our allowance for originated loan losses by portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans (in millions)	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$75	$124	$2	$6	$13	$13	$5	$237
Provision for loan losses	1	15	—	1	2	2	2	23
Charge-offs	(2)	(8)	—	(1)	(3)	(3)	(2)	(19)
Recoveries	1	4	—	—	1	1	—	8
Balance at end of period	$75	$135	$2	$6	$13	$12	$5	$248
Three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	8	—	—	(2)	2	2	1	11
Charge-offs	(4)	(7)	—	(1)	(2)	(3)	(2)	(19)
Recoveries	—	2	—	—	1	1	—	4
Balance at end of period	$69	$117	$2	$6	$14	$11	$4	$224
The following table presents the activity in our allowance for loan losses for our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans (in millions)	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$1	$—	$2	$2	$—	$—	$5
Provision for loan losses	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$1	$—	$2	$1	$—	$—	$5
Three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	1	—	—	3
Charge-offs	(2)	—	—	(1)	—	—	(3)
Balance at end of period	$2	$1	$2	$3	$—	$—	$7
Our liability for unfunded loan commitments was $16 million as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016, we did not record a provision for credit loss related to our unfunded loan commitments. During the three months ended March 31, 2015, we recorded a release of provision related to our unfunded loan commitments of $1 million. Our total unfunded commitments amounted to $11.2 billion and $11.7 billion at March 31, 2016 and December 31, 2015, respectively.
Our total net charge-offs were $12 million, $19 million, and $17 million for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The decrease in net charge-offs for the current quarter was driven by a recovery of a previously charged-off energy credit as well as a decrease in commercial real estate net charge-offs related to three commercial credits for the three months ended March 31, 2015. Total net charge-offs represented 0.20% of average total loans for the three months ended March 31, 2016 and 0.30% for the three months ended March 31, 2015. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.22% for the three months ended March 31, 2016 and 0.31% for the three months ended March 31, 2015.
The following table details our total net charge-offs by loan category for the periods indicated:

	Three months ended March 31,
	2016		2015
(dollars in millions)	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$—	0.01%	$6	0.29%
Business	4	0.26	4	0.29
Total commercial	4	0.11	10	0.28
Consumer:
Residential real estate	—	0.02	—	0.03
Home equity	1	0.13	2	0.21
Indirect auto	2	0.34	1	0.22
Credit cards	3	3.57	2	3.16
Other consumer	2	2.95	2	2.63
Total consumer	8	0.33	7	0.33
Total	$12	0.20%	$17	0.30%
Our nonperforming loans increased to $222 million from $214 million at December 31, 2015, however decreased from $228 million at March 31, 2015. New nonperforming loans during the first quarter of 2016 were $56 million, compared to $50 million in the prior quarter. During the quarter ended March 31, 2016, $7 million of nonperforming loans returned to accruing status, and there were $24 million in paydowns and transfers to real estate owned. Nonperforming loans comprised 0.92% of total loans at March 31, 2016, increasing from 0.89% at December 31, 2015. Excluding our acquired loans, our nonperforming loans were 0.92% of originated loans at March 31, 2016 and 0.89% at December 31, 2015. The increase was primarily driven by new inflows of a few energy commercial credits, as well as a demolition contractor whose profitability is partially dependent on the sale of scrap metal, which were offset by pay-downs, charge-offs and resolutions.
Our total criticized loans increased 1% during the three months ended March 31, 2016 from December 31, 2015 and decreased 4% compared to a year ago. The decrease as compared to the prior year period was driven by favorable credit migration and paydowns.

Nonperforming assets to total assets were 0.59% and 0.58% at March 31, 2016 and December 31, 2015, respectively. The composition of our nonperforming loans and total nonperforming assets consisted of the following at the dates indicated:

	March 31,	December 31,
(dollars in millions)	2016(1)	2015(1)
Nonperforming loans:
Commercial:
Real estate	$37	$44
Business	73	58
Total commercial	110	102
Consumer:
Residential real estate	30	32
Home equity	59	59
Indirect auto	17	15
Other consumer	5	5
Total consumer	111	111
Total nonperforming loans	222	214
Real estate owned	16	16
Total nonperforming assets (2)	$238	$230
Loans 90 days past due and still accruing interest (3)	$57	$68
Total nonperforming assets as a percentage of total assets	0.59%	0.58%
Total nonaccruing loans as a percentage of total loans	0.92%	0.89%
Total nonaccruing originated loans as a percentage of total originated loans	0.92%	0.89%
Allowance for loan losses to nonaccruing loans	114.1%	113.3%

(1)	Includes $25 million of nonperforming acquired lines of credit, primarily in home equity, at both March 31, 2016 and December 31, 2015.

(2)	Nonperforming assets do not include $64 million and $63 million of performing renegotiated loans that are accruing interest at March 31, 2016 and December 31, 2015, respectively.

(3)	Includes credit card loans, loans that have matured and are in the process of collection, and acquired loans that were originally recorded at fair value upon acquisition.
Indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies (loans that are 30 to 89 days past due) of $58 million at March 31, 2016 in our originated loan portfolio decreased from $78 million at December 31, 2015. Our acquired loans that were 30 to 89 days past due were $26 million at March 31, 2016 and $25 million at December 31, 2015.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Originated loans
Commercial:
Real estate	0.1%	0.1%	—%	—%	0.4%	0.4%	0.5%	0.5%
Business	0.2	0.4	0.1	—	0.3	0.4	0.5	0.9
Total commercial	0.2	0.2	—	—	0.3	0.4	0.5	0.7
Consumer:
Residential real estate	0.1	0.2	0.1	0.1	0.8	0.8	0.9	1.1
Home equity	0.1	0.1	0.1	0.1	1.0	1.0	1.2	1.2
Indirect auto	0.6	0.8	0.1	0.2	0.2	0.2	1.0	1.2
Credit cards	0.5	0.5	0.4	0.3	0.8	0.8	1.6	1.6
Other consumer	0.9	0.8	0.3	0.3	1.5	1.2	2.7	2.3
Total consumer	0.3	0.4	0.1	0.1	0.7	0.7	1.1	1.2
Total	0.2%	0.3%	0.1%	0.1%	0.5%	0.5%	0.7%	0.9%
Acquired loans
Commercial:
Real estate	0.3%	0.3%	0.2%	0.1%	1.9%	2.4%	2.5%	2.8%
Business	0.1	0.2	0.1	0.2	0.7	0.8	1.0	1.1
Total commercial	0.3	0.3	0.2	0.1	1.7	2.1	2.2	2.5
Consumer:
Residential real estate	0.9	1.2	0.7	0.5	4.0	4.3	5.6	6.0
Home equity	0.4	0.3	0.2	0.1	1.9	1.9	2.5	2.4
Total consumer	0.7	0.8	0.5	0.3	3.0	3.1	4.1	4.2
Total	0.5%	0.6%	0.4%	0.2%	2.5%	2.8%	3.5%	3.6%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of total
	March 31, 2016	December 31, 2015
Originated loans:
Pass	95.0%	95.1%
Criticized:(1)
Accrual	4.2	4.2
Nonaccrual	0.8	0.7
Total criticized	5.0	4.9
Total	100.0%	100.0%
Acquired loans:
Pass	87.8%	88.5%
Criticized:(1)
Accrual	12.0	11.4
Nonaccrual	0.2	0.1
Total criticized	12.2	11.5
Total	100.0%	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2015.

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

	Percent of total
	March 31, 2016	December 31, 2015
Originated loans by refreshed FICO score:
Over 700	79.3%	79.8%
660-700	10.9	10.7
620-660	5.0	4.9
580-620	2.2	2.2
Less than 580	2.5	2.3
No score(1)	0.1	0.1
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	73.6%	73.8%
660-700	7.9	7.9
620-660	5.0	5.2
580-620	3.7	3.7
Less than 580	3.9	3.5
No score(1)	5.9	5.9
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.

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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, decreased to $57 million at March 31, 2016 from $62 million at December 31, 2015 as a result of $5 million in transfers to accretable yield. In addition, we maintain an allowance for loan losses on our acquired loans, if necessary, for losses in excess of any remaining credit discount.
The following table provides information about our acquired loan portfolio by acquisition at the dates indicated or for the related quarters:

(dollars in millions)	HSBC	NewAlliance	Harleysville	National City	Total
March 31, 2016
Provision for loan losses	$—	$—	$—	$—	$—
Net charge-offs	—	—	—	—	—
Net charge-offs to average loans	—%	—%	0.02%	0.15%	0.01%
Nonperforming loans	$7	$8	$8	$1	$25
Total loans (1)	653	1,523	542	155	2,873
Allowance for acquired loan losses	—	—	3	1	5
Credit related discount (2)	12	37	7	1	57
Credit related discount as percentage of loans	1.91%	2.41%	1.25%	0.47%	1.97%
Criticized loans (3)	$23	$90	$37	$28	$179
Classified loans (4)	21	63	28	26	139
Greater than 90 days past due and accruing (5)	10	30	12	2	55
December 31, 2015
Provision for loan losses	$—	$—	$—	$—	$—
Net charge-offs	—	—	—	—	—
Net charge-offs to average loans	—%	—%	—%	—%	—%
Nonperforming loans	$7	$9	$8	$1	$25
Total loans (1)	667	1,603	570	159	2,999
Allowance for acquired loan losses	—	—	3	1	5
Credit related discount (2)	13	41	6	1	62
Credit related discount as percentage of loans	1.94%	2.58%	1.14%	0.55%	2.06%
Criticized loans (3)	$22	$87	$42	$32	$183
Classified loans (4)	20	70	34	29	152
Greater than 90 days past due and accruing(5)	9	35	16	5	65

(1)	Carrying value of acquired loans plus the principal not expected to be collected.

(2)	Principal on acquired loans not expected to be collected.

(3)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2015.

(4)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2015.

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

The following table provides information about our originated loan portfolio at the dates indicated or for the related quarters:

(dollars in millions)	March 31, 2016	December 31, 2015
Provision for loan losses	$23	$20
Net charge-offs	11	19
Net charge-offs to average loans	0.22%	0.37%
Nonperforming loans	$197	$188
Nonperforming loans to total loans	0.92%	0.89%
Total loans	$21,362	$21,101
Allowance for originated loan losses	248	237
Allowance for originated loan losses to total originated loans	1.16%	1.12%
Criticized loans	$776	$762
Classified loans(1)	463	451
Greater than 90 days past due and accruing (2)	2	3

(1)
Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2015.

(2)	Includes credit card loans and loans that have matured and are in the process of collection.
Our total allowance for loan losses related to both our originated and acquired loans increased $11 million from $242 million at December 31, 2015 to $253 million at March 31, 2016 as our total provision for loan losses of $23 million exceeded our total net charge-offs of $12 million. The ratio of our total allowance for loan losses to total loans was 1.05% at March 31, 2016 compared to 1.01% as of December 31, 2015. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.16% at March 31, 2016, increasing four basis points from 1.12% at December 31, 2015. The increase was primarily related to reserve build toward our exposure to scrap metal companies and demolition companies whose profitability is partially dependent on the sale of scrap metal.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) decreased to $111 million at March 31, 2016 from $115 million at December 31, 2015 and decreased from $119 million at March 31, 2015. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated a consistent repayment record. TDRs accruing interest totaled $64 million and $63 million at March 31, 2016 and December 31, 2015, respectively.
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
Our portfolio of mortgages serviced for others amounted to $4.0 billion at March 31, 2016 and December 31, 2015, respectively. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities in our Consolidated Statements of Condition, was $5 million at each of March 31, 2016 and December 31, 2015.
The delinquencies as a percentage of loans serviced were as follows at the dates indicated:

	March 31, 2016	December 31, 2015
30 to 59 days past due	0.15%	0.21%
60 to 89 days past due	0.11	0.11
Greater than 90 days past due	0.64	0.67
Total past due loans	0.90%	0.99%
Investment Securities Portfolio
The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	March 31, 2016		December 31, 2015
(dollars in millions)	Fair value	% of total portfolio	Fair value	% of total portfolio
Collateralized mortgage obligations	$7,917	64.6%	$7,356	62.1%
Commercial mortgage-backed securities	949	7.7	1,085	9.1
Collateralized loan obligations	1,242	10.1	1,186	10.0
Corporate debt	807	6.6	801	6.8
Asset-backed securities	279	2.3	310	2.6
Other residential mortgage-backed securities	326	2.7	344	2.9
States and political subdivisions	354	2.9	379	3.2
U.S. government agencies and sponsored enterprises	298	2.4	311	2.6
Other	22	0.2	22	0.2
U.S. Treasury	66	0.5	55	0.5
Total investment securities	$12,260	100.0%	$11,849	100.0%
Our holdings in residential mortgage-backed securities were 67% and 65% of our total investment securities portfolio at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, all of our residential mortgage-backed securities in our available for sale portfolio were issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At March 31, 2016 and December 31, 2015, 10% and 11%, respectively, of our investment securities were variable rate, and are predominantly CLOs.

The net unamortized purchase premiums on our CMO portfolio amounted to $75 million, or 1.0% of the portfolio, at March 31, 2016 and $72 million, or 1.0% of the portfolio, at December 31, 2015. The net unamortized purchase premiums on our other residential mortgage-backed securities amounted to $7 million, or 2.4% of the portfolio, at March 31, 2016, and $7 million, or 2.2% of the portfolio, at December 31, 2015.
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
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated:

			Average credit rating of fair value amount
(in millions)	Amortized cost	Fair value	AA or better	A	BBB	BB or less	Not rated
March 31, 2016
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$7,808	$7,917	$7,917	$—	$—	$—	$—
Residential mortgage-backed securities	318	326	326	—	—	—	—
Debt securities	363	364	354	10	—	—	—
Total	8,489	8,607	8,597	10	—	—	—
Commercial mortgage-backed securities	934	949	616	263	69	—	—
Collateralized loan obligations	1,262	1,242	871	365	6	—	—
Asset-backed securities	278	279	245	34	—	—	—
Corporate debt	822	807	—	101	182	523	1
States and political subdivisions	349	354	205	125	1	—	24
Other	22	22	—	—	—	—	22
Total investment securities	$12,156	$12,260	$10,535	$898	$257	$523	$46
December 31, 2015
Securities backed by U.S. Treasury and U.S. government sponsored enterprises:
Collateralized mortgage obligations	$7,377	$7,356	$7,356	$—	$—	$—	$—
Residential mortgage-backed securities	338	344	344	—	—	—	—
Debt securities	365	365	355	10	—	—	—
Total	8,080	8,065	8,055	10	—	—	—
Commercial mortgage-backed securities	1,067	1,085	620	388	77	—	—
Collateralized loan obligations	1,192	1,186	830	350	6	—	—
Asset-backed securities	309	310	273	37	—	—	—
Corporate debt	828	801	—	181	111	509	1
States and political subdivisions	374	379	220	138	1	—	21
Other	22	22	—	—	—	—	22
Total investment securities	$11,873	$11,848	$9,996	$1,104	$196	$509	$44
The weighted average credit rating of our portfolio was AA at March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, we have no exposures to bonds issued by Puerto Rico.
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
Our Corporate Debt portfolio included $617 million and $623 million of High Yield bonds at March 31, 2016 and December 31, 2015, respectively. The High Yield bond portfolio is actively monitored and reviewed, including at the monthly Credit Portfolio Oversight Committee and additional High Yield portfolio review meetings with senior management. Each individual bond is also reviewed to determine if it is other than temporarily impaired. Our High Yield bonds are not structured and therefore, are directly susceptible to company specific liquidity and credit risks. The High Yield bond portfolio is well diversified with an average hold size of $7 million and rating of Ba2/BB at March 31, 2016. Approximately 12% and 13% of the High Yield bond portfolio's amortized cost consisted of companies rated Investment Grade at March 31, 2016 and December 31, 2015, respectively.
Currently $95 million, or less than 1% of our total investment securities portfolio, consists of companies exposed to the energy sector based on our definition at March 31, 2016. This subset of the portfolio with exposure to energy is very granular with an average security exposure of $6 million and largest exposure of $10 million. The portfolio is liquid with regular trading activity.  As of March 31, 2016, the energy portfolio had a net unrealized loss of $16 million compared to a $20 million unrealized loss at December 31, 2015. As of April 27, 2016, oil prices continued to rise and the energy portfolio net unrealized loss has declined to $11 million and the remainder of the high yield portfolio’s value has increased to an unrealized gain of $5 million. As of March 31, 2016, $73 million of the portfolio with exposure to energy is rated BB or less.
Our CMBS portfolio had an amortized cost of $934 million and $1.1 billion at March 31, 2016 and December 31, 2015, respectively. The net unamortized premiums on our CMBS portfolio amounted to $2 million, or 0.2% of the portfolio at March 31, 2016, and $4 million, or 0.4% of the portfolio at December 31, 2015. Gross unrealized losses on our CMBS portfolio were less than $100 thousand at March 31, 2016 and December 31, 2015. Securities in our CMBS portfolio have significant credit enhancement that provides us protection from default, and 93% of this portfolio was rated A or higher at March 31, 2016. Our entire CMBS portfolio has either credit enhancement greater than 25% or underlying loans which collateralize our securities with loan to values of less than 100%.
The following table provides information on the credit enhancements of securities in our CMBS portfolio at the dates indicated:

	March 31, 2016		December 31, 2015
Credit enhancement(1)	Amortized cost	% of total CMBS portfolio	Amortized cost	% of total CMBS portfolio
	(dollars in millions)
30+%	$821	88%	$875	82%
25 - 30%	63	7	142	13
20 - 25%	50	5	50	5
18 - 20%	—	—	—	—
Total	$934	100%	$1,067	100%

(1)
Credit enhancement is calculated by dividing the remaining unpaid principal balance of bonds subordinated to the bonds we own plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure.

Our collateralized loan obligation ("CLO") portfolio had an amortized cost of $1.3 billion and $1.2 billion at March 31, 2016 and December 31, 2015, respectively. Gross unrealized losses on our CLO portfolio amounted to $22 million and $11 million at March 31, 2016 and December 31, 2015, respectively. Our CLO portfolio is predominantly variable rate and returns an approximate 2.97% yield at a credit quality level we believe superior to middle market lending. The collateral underlying our CLOs consists of over 95% senior secured loans, and over 90% of the obligors are domiciled in the United States. Approximately three quarters of the portfolio is comprised of CLOs originated in 2011 or later, and no CLO investments were made by us until the fourth quarter of 2011. As of March 31, 2016, we have purchased $670 million of newly issued CLO investments that we believe to be exempt from the Volcker Rule. These CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.
As shown in the table above, of the underlying investment ratings of our portfolio, almost all of our CLO portfolio was rated A or higher at March 31, 2016 and significant credit enhancements for our securities provide us protection from default.
The following table provides information on the credit enhancements for our securities in our CLO portfolio at the dates indicated:

	March 31, 2016		December 31, 2015
Credit Enhancement(1)	Amortized cost	% of total CLO portfolio	Amortized cost	% of total CLO portfolio
	(dollars in millions)
40+%	$102	8%	$91	8%
35 - 40%	163	13	172	14
30 - 35%	55	4	61	5
25 - 30%	272	22	300	25
20 - 25%	296	23	252	21
15 - 20%	364	30	310	26
10 - 15%	11	1	6	1
0 - 10%	—	—	—	—
Total	$1,262	101%	$1,192	100%

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

Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $4.8 billion outstanding at March 31, 2016.
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
We have included the Company's credit rating information in the table below because significant changes in ratings classifications for debt we issue could result in increased liquidity risk for us. The following table presents our credit ratings by agency as of March 31, 2016:

	Moody's	S&P	Fitch
Senior unsecured	Ba1	BBB-	BBB-
Subordinated debt	Ba1	BB+	BB+
Following the announcement of the Merger, each of the rating agencies have published updated reports regarding their view of the impact of the Merger on the Company’s credit ratings. During the fourth quarter of 2015, Standard and Poor ("S&P") affirmed the Company's long-term issuer rating of BBB- (which is at the investment grade minimum), and moved their outlook from stable to positive. Similarly, in the fourth quarter of 2015, Moody's placed the Company's ratings on review for upgrade and Fitch placed the Company's ratings on Rating Watch Positive. Although the rating agencies currently hold positive outlooks for our ratings, there can be no assurances that we will maintain our current ratings and future downgrades could have adverse consequences for us.
Our total collateralized wholesale borrowings amounted to $4.8 billion and $5.5 million at March 31, 2016 and December 31, 2015, respectively. In addition to this amount, we had additional collateralized wholesale borrowing capacity of $6.6 billion and $4.9 billion at March 31, 2016 and December 31, 2015, respectively, from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $1.0 billion and $0.9 billion was available at the Federal Reserve's discount window at March 31, 2016 and December 31, 2015, respectively.
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

In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $11.2 billion and $11.7 billion at March 31, 2016 and December 31, 2015, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, our unused commercial lines of credit amounted to $4.0 billion and $4.1 billion at March 31, 2016 and December 31, 2015, and our unused home equity and other consumer lines of credit amounted to $5.3 billion and $5.8 billion at March 31, 2016 and December 31, 2015, respectively. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $255 million and $252 million at March 31, 2016 and December 31, 2015, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell most newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. In connection with our residential lending business, our commitments to sell residential mortgages increased to $153 million at March 31, 2016 from $130 million at December 31, 2015.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a $100 million line of credit facility with a bank, and the issuance of debt and equity securities. Our line of credit facility with a bank has never been drawn and is not a significant component of our CFP. This line of credit facility matures in the second quarter of 2016 and we currently do not intend to renew it. The primary uses of the Company's liquidity are dividends to common and preferred stockholders, capital contributions to the Bank, debt service, and operating expenses. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $386 million at March 31, 2016. As of March 31, 2016, the Company has in excess of eight quarters of cash liquidity to maintain the current dividends to common and preferred stockholders without reliance on dividends from the Bank.

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
The Merger Agreement provides that the Company and KeyCorp must coordinate with one another with respect to the declaration of dividends in respect of KeyCorp common shares and Company common stock, and the record dates and payment dates with respect thereto, with the intention that the holders of Company common stock should not receive two dividends, or fail to receive a dividend, in any quarter with respect to their shares of First Niagara common stock and any KeyCorp common shares they receive in exchange therefor in the Merger.
The Bank paid dividends of $40 million to the Company during the three months ended March 31, 2016 and the Bank made a capital distribution to the Company of $45 million during the three months ended March 31, 2015.
Deposits
The following table illustrates the composition of our deposits at the dates indicated:

	March 31, 2016		December 31, 2015		Increase (decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Core deposits:
Savings	$3,429	11.6%	$3,390	11.8%	$39
Interest-bearing checking	5,554	18.8	5,479	19.1	75
Money market deposits	10,884	36.8	10,654	37.1	231
Noninterest-bearing	5,740	19.4	5,835	20.3	(95)
Total core deposits	25,607	86.6	25,357	88.3	250
Certificates	3,954	13.4	3,344	11.7	610
Total deposits	$29,561	100.0%	$28,701	100.0%	$860

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated:

(In millions)	New York(1)	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
March 31, 2016
Core deposits:
Savings	$2,194	$192	$238	$805	$3,429
Interest-bearing checking	3,584	698	569	702	5,554
Money market deposits	6,990	1,456	936	1,502	10,884
Noninterest-bearing	3,524	730	671	814	5,740
Total core deposits	16,293	3,076	2,414	3,823	25,607
Certificates	2,533	478	327	616	3,954
Total deposits	$18,826	$3,553	$2,742	$4,440	$29,561
December 31, 2015
Core deposits:
Savings	$2,182	$183	$225	$800	$3,390
Interest-bearing checking	3,507	686	583	703	5,479
Money market deposits	6,851	1,365	934	1,503	10,654
Noninterest-bearing	3,571	804	648	812	5,835
Total core deposits	16,111	3,038	2,390	3,817	25,357
Certificates	2,068	431	280	564	3,344
Total deposits	$18,180	$3,469	$2,670	$4,382	$28,701

(1)
Includes brokered money market deposits of $392 million and $420 million at March 31, 2016 and December 31, 2015, respectively, and brokered certificates of deposit of $1.3 billion and $941 million at March 31, 2016 and December 31, 2015, respectively.

Our total deposits increased $860 million, or 12% annualized, from December 31, 2015 to $29.6 billion at March 31, 2016. Interest-bearing checking and money market balances increased 6% and 9% annualized, respectively, from December 31, 2015 driven by seasonal strength in municipal deposits. Total municipal deposits increased 32% annualized from December 31, 2015. Noninterest-bearing checking balances decreased 7% annualized at March 31, 2016, driven by lower consumer and business balances.
The $610 million increase in certificates of deposit from December 31, 2015 to March 31, 2016, reflects higher consumer balances and a $401 million increase in brokered certificates of deposit to $1.3 billion. The terms on these brokered certificates of deposit are between six months and 24 months with interest rates ranging between 0.15% and 1.35%.
The average cost of interest-bearing deposits for the three months ended March 31, 2016 of 0.32% increased two basis points from the three months ended December 31, 2015 and increased four basis points from the three months ended March 31, 2015, reflecting higher rates paid on money market deposit balances and certificates of deposit.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at March 31, 2016 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. At March 31, 2016 and December 31, 2015, 55% of loans were variable rate and unencumbered by floors. The impact of loan floors on our net interest income sensitivity is not significant. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal.

(in millions)	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$5,456	$1,678	$123	$7,257
Construction	1,344	16	8	1,369
Business	4,938	1,003	234	6,175
Total commercial	11,738	2,697	366	14,801
Consumer:
Residential real estate	923	1,485	922	3,331
Home equity	2,566	350	142	3,057
Indirect auto	977	1,463	25	2,464
Credit cards	289	—	—	289
Other consumer	147	61	28	237
Total consumer	4,902	3,359	1,117	9,378
Total loans and leases	$16,639	$6,056	$1,483	$24,178
For the loans reported in the preceding table, the following sets forth at March 31, 2016, the dollar amount of all of our fixed-rate and adjustable-rate loans due after March 31, 2017:

(in millions)	Fixed	Adjustable	Total
Commercial:
Real estate	$648	$1,153	$1,802
Construction	22	3	25
Business	1,143	93	1,237
Total commercial	1,814	1,249	3,063
Consumer:
Residential real estate	1,450	957	2,407
Home equity	481	11	491
Indirect auto	1,488	—	1,488
Other consumer	90	—	90
Total consumer	3,508	968	4,476
Total loans and leases	$5,322	$2,217	$7,539

The following table sets forth at March 31, 2016, the dollar amount of all of our fixed-rate loans due after March 31, 2017 by the period in which the loans mature:

Maturity	Commercial	Residential real estate	Home equity	Indirect auto	Other consumer	Total
	(in millions)
1 to 2 years	$593	$223	$116	$673	$21	$1,627
2 to 3 years	452	195	94	444	18	1,204
3 to 5 years	446	309	129	346	23	1,253
Total 1 to 5 years	1,491	728	339	1,463	61	4,083
5 to 10 years	282	418	123	25	19	867
More than 10 years	40	304	18	—	9	372
Total	$1,814	$1,450	$481	$1,488	$90	$5,322
The following table sets forth at March 31, 2016, the dollar amount of all of our adjustable-rate loans due after March 31, 2017 by the period in which the loans reprice:

Maturity	Commercial	Residential real estate	Home equity and other consumer	Total
	(in millions)
1 to 2 years	$434	$319	$11	$764
2 to 3 years	354	158	—	511
3 to 5 years	418	280	—	698
Total 1 to 5 years	1,206	757	11	1,973
5 to 10 years	43	198	—	241
More than 10 years	—	3	—	3
Total	$1,249	$957	$11	$2,217
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

	Calculated increase (decrease)
	March 31, 2016		December 31, 2015
Changes in interest rates(1)	Net interest income	% change	Net interest income	% change
	(dollars in millions)
+ 200 basis points (gradual)(2)	$58	5.5%	$58	5.4%
+ 100 basis points (gradual)	28	2.7	27	2.5
- 50 basis points (gradual)	(25)	(2.3)	(23)	(2.1)

(1)	Our ERMC has established a policy limiting the adverse change to net interest income to less than -5% under this scenario.

(2)
Under a shock scenario where interest rates increase 200 basis points immediately, net interest income was estimated to increase by approximately 11.7% and 11.6% at March 31, 2016 and December 31, 2015, respectively.

Assumptions / Limitations: The assumption of maintaining a static balance sheet and parallel rate shocks are key elements of this assessment of interest rate risk exposure. Certain variable impacts on these assumptions, such as the direction of future interest rates not moving in a parallel manner across the yield curve and how the balance sheet will dynamically respond and shift based on a change in future interest rates and how the Company will actually respond, are not contemplated in these measures and limit the predictive value of these scenarios. The Company is cognizant of the methodology and assumptions used in these standard interest rate risk measures, along with their resultant benefits and limitations. Key variables not included in these interest rate risk measures include, but are not limited to:

▪
Rates are unlikely to change in a parallel manner: There will likely be changes in yield curve slope and the spread between key market indices. For example, the 10-year U.S. Treasury Bond yielded 2.17% at December 31, 2014 and yielded 2.27% as of December 31, 2015 while the 2-year U.S. Treasury yielded 0.67% to 1.06% over that same period, resulting in the spread difference between the yields decreasing from 150 bps at December 31, 2014 to 121 bps at December 31, 2015. The dynamic of the short end of the yield curve increasing more than the long end of the yield curve is referred to as a “bear flattener.” With different points of the interest rate curve moving in varying degrees, the balance sheet may dynamically adjust and not remain static as assumed in the standard interest rate risk measures. Examples of mix shifts in the balance sheet include, but are not limited to, shifts between variable and fixed rate assets originated and the composition and absolute levels of deposit categories.

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

•	The converse of the above would apply to falling rate environments.
The following table shows our EVE sensitivity profile the dates indicated:

	Change in EVE
	Calculated increase (decrease)
Changes in interest rates	March 31, 2016	December 31, 2015
- 100 basis points	(7.8)%	(4.0)%
+ 100 basis points	(3.0)	(3.0)
+ 200 basis points (1)	(8.3)	(7.6)
+ 300 basis points (2)	(14.4)	(12.9)

(1)	Our ERMC has established a policy limiting the adverse change to -20% under this scenario.

(2)	Our ERMC has established a policy limiting the adverse change to -30% under this scenario.
Our EVE measures became moderately more liability sensitive as growth in variable rate commercial loans was offset by the continued investment migration to fixed rate collateralized mortgage obligations.
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
As of March 31, 2016, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
Beginning on January 1, 2015, we became subject to the federal banking agencies' capital rules which were issued in July 2013 to implement the Basel Committee's 2010 capital framework known as "Basel III" and certain provisions of the Dodd-Frank Act (the "New Capital Rules"). The New Capital Rules are subject to phase-in periods for certain of their components, with full phase-in to be completed by January 1, 2019.
Our tier 1 risk-based capital ratio on a consolidated basis was 10.12% and 10.08% at March 31, 2016 and December 31, 2015, respectively. Our common equity tier 1 capital ratio under Basel III was 8.58% at March 31, 2016 and 8.55% at December 31, 2015.
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
During the first three months of 2016, our stockholders’ equity increased $23 million, driven by increases due primarily to our net income of $48 million, $10 million in unrealized gains, net of tax, on investment securities available for sale, and $3 million related to stock-based compensation partially offset by $2 million in unrealized losses on interest rate swaps designated as cash flow hedges, $28 million, or $0.08 per share, in common stock dividends, and $8 million in preferred stock dividends.
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

The capital amounts, ratios, and requirements under the Basel III Transitional rules for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. are as follows at the dates indicated. Minimum ratios and amounts for First Niagara Financial Group, Inc., as presented, are based upon the standards for well-capitalized status applicable to banks under the banking agencies' prompt corrective action rules. The Federal Reserve's actual standards in its Regulation Y for well-capitalized status for a bank holding company, including First Niagara Financial Group, Inc., are Tier 1 risk-based capital of 6.0% and Total risk-based capital of 10.0%, and do not include a minimum Leverage or Common equity tier 1 ratio. We anticipate that the Federal Reserve will in due course conform its Regulation Y standards for bank holding companies to the prompt corrective action standards that apply to banks.

			Minimum amount to be
	Actual		well-capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
March 31, 2016:
Leverage ratio	$2,914	7.55%	$1,930	5.00%
Tier 1 risk-based capital	2,914	10.12	2,304	8.00
Total risk-based capital	3,482	12.09	2,880	10.00
Common equity tier 1 capital	2,471	8.58	1,872	6.50
December 31, 2015
Leverage ratio	$2,911	7.62%	$1,910	5.00%
Tier 1 risk-based capital	2,911	10.08	2,311	8.00
Total risk-based capital	3,468	12.01	2,888	10.00
Tier 1 common capital	2,470	8.55	1,878	6.50
First Niagara Bank, N.A.:
March 31, 2016:
Leverage ratio	$3,085	8.00%	$1,928	5.00%
Tier 1 risk-based capital	3,085	10.73	2,300	8.00
Total risk-based capital	3,354	11.67	2,874	10.00
Common equity tier 1 capital	3,085	10.73	1,869	6.50
December 31, 2015
Leverage ratio	$3,070	8.05%	$1,907	5.00%
Tier 1 risk-based capital	3,070	10.65	2,306	8.00
Total risk-based capital	3,328	11.55	2,881	10.00
Common equity tier 1 capital	3,070	10.65	1,874	6.50
Accounting Standards Adopted in 2016
In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments granted to employees in which the terms of the award provide that a performance target, that affects vesting, could be achieved after the requisite service period. The amendments require that those performance targets should be treated as performance conditions. The guidance became effective for us on January 1, 2016, with early adoption permitted. We did not early adopt this guidance and it did not an impact on our financial statements.
In November 2014, the FASB issued guidance for determining whether the nature of the host contract within a hybrid instrument is more akin to debt or equity. The guidance requires evaluating the nature of the host contract by considering the economic characteristics and risks of the entire hybrid, including the embedded feature that is being evaluated for separation. The guidance became effective for us on January 1, 2016 and it did not have an impact on our financial statements.

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from GAAP. The guidance became effective for us on January 1, 2016 and we applied it on a prospective basis. It did not have an impact on our financial statements.
In February 2015, the FASB issued guidance that amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance became effective for us on January 1, 2016 and it did not have an impact on our financial statements.
In April 2015, the FASB issued guidance that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, amendments were made to SEC paragraphs related to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Given the absence of authoritative guidance within this accounting standard update for debt issuance costs related to line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The guidance became effective for us on January 1, 2016 and it did not have an impact on our financial statements.
In September 2015, the FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance became effective for us on January 1, 2016 and it did not have an impact on our financial statements.
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
In February 2016, the FASB issued guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of the guidance is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability and recognition of those lease assets and lease liabilities is required under this new guidance as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019 and we are currently evaluating the impact on our financial statements.
In March 2016, the FASB issued two Accounting Standards Updates ("ASU’s") related to derivatives and hedging. The first ASU provides guidance clarifying that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The second ASU provides guidance clarifying the requirements for assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risk of their debt hosts. When a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the call (put) option is related to interest rates or credit risks. An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence that exists within the guidance. The guidance within both ASU’s becomes effective for us on January 1, 2017 and we are currently evaluating the impact on our financial statements.
In March 2016, the FASB issued guidance that specifies how prepaid stored-value product liabilities within the guidance's scope should be derecognized. With the exception of prepaid stored-value products (1) for which any breakage must be remitted in accordance with unclaimed property laws, or (2) that are attached to a separate bank account like a customer depository account, if an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product the entity shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder. If an entity does not expect to be entitled to a breakage amount, the entity shall derecognize the amount related to the breakage when the likelihood of the product holder exercising its remaining rights becomes remote. The guidance becomes effective for us on January 1, 2018 and we are currently evaluating the impact on our financial statements.
In March 2016, the FASB issued guidance eliminating the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method, no retroactive adjustment of the investment is required. The guidance becomes effective for us on January 1, 2017 and we do not expect this to have a significant impact on our financial statements.
In March 2016, the FASB issued guidance clarifying the implementation guidance on principal versus agent considerations within the Revenue from Contracts with Customers Topic 606. The guidance amends the indicators for when an entity controls the specified good or service before it is transferred to the customer for purposes of determining whether the entity is a principal or agent in the transaction. The effective date for this guidance for us is January 1, 2018, which is the same as the effective date for the guidance in ASU 2014-09, Revenue from Contracts with Customers. We do not expect this to have a significant impact on our financial statements.
In March 2016, the FASB issued guidance that amends several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance becomes effective for us on January 1, 2017 and we are currently evaluating the impact on our financial statements.
Pending FASB Rule Proposal
The FASB currently has a project underway that could have a meaningful impact on bank financial statements, capital levels and regulatory capital ratios. The project, which addresses the amount and timing of loss recognition for loans and investment securities, would generally result in an increase in overall allowance levels and lower capital levels. This project has been exposed for public comment three times since 2010. A final standard is expected to be issued in the second quarter of 2016 with an effective date of January 1, 2020 for calendar year entities.
We are evaluating the project as proposed and the possible range of impacts and will determine any impact of this project to capital or future earnings once the final rule is issued.

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in millions, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$383	$672
Investment securities:
Available for sale, at fair value (amortized cost of $5,436 and $5,485 in 2016 and 2015; includes pledged securities that can be sold or repledged of $117 and $91 in 2016 and 2015)	5,439	5,471
Held to maturity, at amortized cost (fair value of $6,821 and $6,378 in 2016 and 2015; includes pledged securities that can be sold or repledged of $22 and $9 in 2016 and 2015)	6,721	6,388
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost	376	410
Loans held for sale	27	46
Loans and leases (net of allowance for loan losses of $253 and $242 in 2016 and 2015)	23,926	23,796
Bank owned life insurance	439	437
Premises and equipment, net	401	410
Goodwill	1,348	1,348
Core deposit and other intangibles, net	44	48
Other assets	969	892
Total assets	$40,072	$39,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$29,561	$28,701
Short-term borrowings	3,256	4,349
Long-term borrowings	2,608	2,308
Other	498	434
Total liabilities	35,923	35,792
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2016 and 2015	338	338
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2016 and 2015	4	4
Additional paid-in capital	4,231	4,231
Accumulated deficit	(244)	(255)
Accumulated other comprehensive loss	(39)	(48)
Treasury stock, at cost, 11,025,189 and 11,239,793 shares in 2016 and 2015	(140)	(143)
Total stockholders’ equity	4,150	4,126
Total liabilities and stockholders’ equity	$40,072	$39,918
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2016	2015
Interest income:
Loans and leases	$219	$210
Investment securities and other	90	86
Total interest income	309	297
Interest expense:
Deposits	19	15
Borrowings	23	18
Total interest expense	41	34
Net interest income	268	263
Provision for credit losses	23	13
Net interest income after provision for credit losses	245	250
Noninterest income:
Deposit service charges	22	20
Insurance commissions	15	16
Merchant and card fees	12	12
Wealth management services	14	15
Mortgage banking	4	5
Capital markets income	2	4
Lending and leasing	4	4
Bank owned life insurance	4	4
Other income	3	3
Total noninterest income	79	82
Noninterest expense:
Salaries and employee benefits	115	112
Occupancy and equipment	26	27
Technology and communications	35	35
Marketing and advertising	9	10
Professional services	12	13
Amortization of intangibles	4	6
Federal deposit insurance premiums	10	11
Merger and acquisition integration expenses	13	—
Restructuring charges	—	18
Other expense	29	29
Total noninterest expense	255	261
Income before income taxes	69	71
Income tax	20	20
Net income	48	51
Preferred stock dividend	8	8
Net income available to common stockholders	$41	$44
Earnings per share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12
Weighted average common shares outstanding:
Basic	351	351
Diluted	354	353
Dividends per common share	$0.08	$0.08
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2016	2015
Net income	$48	$51
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the period	11	16
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Less: amortization of net unrealized holding gains to income during the period	(1)	(2)
Net unrealized losses on interest rate swaps designated as cash flow hedges arising during the period	(2)	(1)
Amortization of net loss related to pension and post-retirement plans	—	1
Total other comprehensive income	8	15
Total comprehensive income	$57	$66
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balances at January 1, 2016	$338	$4	$4,231	$(255)	$(48)	$(143)	$4,126
Net income	—	—	—	48	—	—	48
Total other comprehensive income, net	—	—	—	—	8	—	8
Stock-based compensation expense	—	—	4	—	—	—	4
Restricted stock activity (214,604 shares)	—	—	(3)	(1)	—	3	(1)
Preferred stock dividends	—	—	—	(8)	—	—	(8)
Common stock dividends of $0.08 per share	—	—	—	(28)	—	—	(28)
Balances at March 31, 2016	$338	$4	$4,231	$(244)	$(39)	$(140)	$4,150
Balances at January 1, 2015	$338	$4	$4,235	$(330)	$9	$(162)	$4,093
Net income	—	—	—	51	—	—	51
Total other comprehensive income, net	—	—	—	—	15	—	15
Stock-based compensation expense	—	—	2	—	—	—	2
Restricted stock activity (328,644 shares)	—	—	(4)	—	—	4	—
Preferred stock dividends	—	—	—	(8)	—	—	(8)
Common stock dividends of $0.08 per share	—	—	—	(28)	—	—	(28)
Balances at March 31, 2015	$338	$4	$4,233	$(314)	$23	$(158)	$4,125
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$48	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	—	7
Provision for credit losses	23	13
Depreciation of premises and equipment	19	17
Amortization of intangibles	4	6
Origination of loans held for sale	(127)	(157)
Proceeds from sales of loans held for sale	149	153
Stock based-compensation expense	4	2
Deferred income tax expense	7	10
Other, net	(43)	(57)
Net cash provided by operating activities	84	45
Cash flows from investing activities:
Proceeds from sales of securities available for sale	148	25
Proceeds from maturities of securities available for sale	120	67
Principal payments received on securities available for sale	213	267
Purchases of securities available for sale	(412)	(315)
Principal payments received on securities held to maturity	308	299
Purchases of securities held to maturity	(654)	(569)
Proceeds from maturities of securities held to maturity	8	15
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank common stock	34	37
Net increase in loans and leases	(174)	(101)
Purchases of premises and equipment	(7)	(21)
Other, net	10	20
Net cash used in investing activities	(405)	(277)
Cash flows from financing activities:
Net increase in deposits	860	469
Repayments of short-term borrowings, net	(1,093)	(733)
Proceeds from long-term borrowings	300	500
Dividends paid on noncumulative preferred stock	(8)	(8)
Dividends paid on common stock	(28)	(28)
Net cash provided by financing activities	31	200
Net decrease in cash and cash equivalents	(290)	(32)
Cash and cash equivalents at beginning of period	672	420
Cash and cash equivalents at end of period	$383	$388
Supplemental disclosures
Cash (received) paid during the period for:
Income taxes	$(7)	$34
Interest expense	36	33
Other noncash activity:
Securities available for sale purchased not settled	20	37
Securities held to maturity purchased not settled	—	25

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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. Results for the three months ended March 31, 2016 do not necessarily reflect the results that may be expected for the year ending December 31, 2016. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Note 1. Business Combination
On October 30, 2015, the Company and KeyCorp (“KeyCorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into KeyCorp (the “Merger”), with KeyCorp as the surviving corporation in the Merger. The Merger Agreement was approved by the Board of Directors and shareholders of each of the Company and KeyCorp.
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
The completion of the Merger is subject to customary conditions, including, among others, (1) authorization for listing on the New York Stock Exchange of the shares of KeyCorp common stock and KeyCorp preferred stock to be issued in the Merger, (2) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the consummation of the Merger illegal and (3) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Direct costs related to the Merger were expensed as incurred and amounted to $13 million for the three months ended March 31, 2016. These costs were primarily comprised of professional services fees, employee retention expenses, classification of compensation of certain personnel dedicated to merger integration efforts, as well as costs related to securing shareholder approval for the pending Merger.

On April 28, 2016, the Company and KeyCorp announced that they reached an agreement with Northwest Bank, a Pennsylvania savings bank ("Northwest"), for the sale of 18 branches in the Buffalo Federal Reserve banking market and certain related assets, and the assumption of certain related liabilities by Northwest Bank. The branches are being divested in connection with the Merger. The divestitures have been approved by the United States Department of Justice (DOJ) and the Federal Reserve Board following a customary antitrust review in connection with the proposed Merger. The divestiture transaction is subject to the closing of the Merger and other customary closing conditions, including approvals by Northwest's banking regulators. The divestiture transaction may be terminated upon the termination of the Merger Agreement governing the Merger.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$349	$5	$—	$354
U.S. Treasury	65	1	—	66
U.S. government sponsored enterprises	166	1	—	167
Corporate	822	11	(26)	807
Total debt securities	1,402	18	(26)	1,394
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	26	—	(1)	26
Federal National Mortgage Association	63	3	—	66
Federal Home Loan Mortgage Corporation	78	3	—	82
Collateralized mortgage obligations:
Government National Mortgage Association	118	1	—	120
Federal National Mortgage Association	820	6	(2)	825
Federal Home Loan Mortgage Corporation	432	5	—	436
Total collateralized mortgage obligations	1,370	12	(2)	1,380
Total residential mortgage-backed securities	1,537	19	(3)	1,554
Commercial mortgage-backed securities, non-agency issued	934	14	—	949
Total mortgage-backed securities	2,472	34	(3)	2,502
Collateralized loan obligations, non-agency issued	1,262	1	(22)	1,242
Asset-backed securities collateralized by:
Student loans	161	2	—	163
Credit cards	20	—	—	20
Auto loans	44	—	—	44
Other	53	—	(1)	52
Total asset-backed securities	278	3	(1)	279
Other	22	—	—	22
Total securities available for sale	$5,436	$56	$(53)	$5,439
Investment securities held to maturity:
Debt securities, U.S. government agencies	$132	$—	$(1)	$131
Residential mortgage-backed securities:
Government National Mortgage Association	16	—	—	17
Federal National Mortgage Association	88	1	—	89
Federal Home Loan Mortgage Corporation	46	—	—	47
Collateralized mortgage obligations:
Government National Mortgage Association	1,605	30	(2)	1,633
Federal National Mortgage Association	2,485	33	(9)	2,509
Federal Home Loan Mortgage Corporation	2,347	52	(4)	2,395
Total collateralized mortgage obligations	6,438	115	(15)	6,538
Total residential mortgage-backed securities	6,589	116	(16)	6,689
Total securities held to maturity	$6,721	$116	$(16)	$6,821

	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$374	$5	$—	$379
U.S. Treasury	55	—	—	55
U.S. government sponsored enterprises	268	2	(2)	269
Corporate	828	7	(34)	801
Total debt securities	1,525	15	(36)	1,504
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	27	—	(1)	26
Federal National Mortgage Association	68	3	—	71
Federal Home Loan Mortgage Corporation	84	4	—	87
Collateralized mortgage obligations:
Government National Mortgage Association	94	—	(1)	94
Federal National Mortgage Association	738	1	(9)	730
Federal Home Loan Mortgage Corporation	359	1	(4)	355
Total collateralized mortgage obligations	1,191	2	(14)	1,179
Total residential mortgage-backed securities	1,369	10	(15)	1,364
Commercial mortgage-backed securities, non-agency issued	1,067	17	—	1,085
Total mortgage-backed securities	2,437	27	(15)	2,449
Collateralized loan obligations, non-agency issued	1,192	5	(11)	1,186
Asset-backed securities collateralized by:
Student loans	170	2	—	171
Credit cards	20	—	—	20
Auto loans	66	—	—	66
Other	53	—	—	53
Total asset-backed securities	309	3	(1)	310
Other	22	—	—	22
Total securities available for sale	$5,485	$49	$(63)	$5,471
Investment securities held to maturity:
Debt securities, U.S. government agencies	$42	$—	$—	$42
Residential mortgage-backed securities:
Government National Mortgage Association	17	—	—	17
Federal National Mortgage Association	93	—	(1)	92
Federal Home Loan Mortgage Corporation	50	—	—	50
Collateralized mortgage obligations:
Government National Mortgage Association	1,571	14	(6)	1,579
Federal National Mortgage Association	2,297	8	(26)	2,279
Federal Home Loan Mortgage Corporation	2,318	20	(19)	2,319
Total collateralized mortgage obligations	6,186	42	(51)	6,177
Total residential mortgage-backed securities	6,345	43	(53)	6,336
Total securities held to maturity	$6,388	$43	$(53)	$6,378

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2016	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$14	$—	16	$3	$—	4	$17	$—	20
U.S. government sponsored enterprises	34	—	5	—	—	—	34	—	5
Corporate	158	(6)	92	129	(20)	73	287	(26)	165
Total debt securities	206	(6)	113	132	(20)	77	338	(26)	190
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	—	—	—	17	(1)	5	17	(1)	5
Federal National Mortgage Association	—	—	1	—	—	—	—	—	1
Federal Home Loan Mortgage Corporation	—	—	2	—	—	—	—	—	2
Collateralized mortgage obligations:
Federal National Mortgage Association	89	—	5	146	(2)	9	236	(2)	14
Federal Home Loan Mortgage Corporation	59	—	4	39	—	2	98	—	6
Total collateralized mortgage obligations	148	—	9	185	(2)	11	333	(2)	20
Total residential mortgage-backed securities	148	—	12	202	(2)	16	350	(3)	28
Commercial mortgage-backed securities, non-agency issued	16	—	4	—	—	—	16	—	4
Total mortgage-backed securities	164	—	16	202	(2)	16	366	(3)	32
Collateralized loan obligations, non-agency issued	798	(20)	88	195	(3)	21	992	(22)	109
Asset-backed securities collateralized by:
Student loans	23	—	5	8	—	2	31	—	7
Auto loans	2	—	2	—	—	—	2	—	2
Other	28	(1)	3	2	—	1	31	(1)	4
Total asset-backed securities	54	(1)	10	10	—	3	63	(1)	13
Other	—	—	1	9	—	3	9	—	4
Total securities available for sale in an unrealized loss position	$1,222	$(27)	228	$547	$(25)	120	$1,769	$(53)	348

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2016	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$116	$(1)	6	$—	$—	—	$116	$(1)	6
Residential mortgage-backed securities:
Government National Mortgage Association	1	—	1	—	—	1	1	—	2
Federal National Mortgage Association	7	—	6	26	—	9	33	—	15
Federal Home Loan Mortgage Corporation	10	—	7	4	—	3	14	—	10
Collateralized mortgage obligations:
Government National Mortgage Association	207	(1)	49	50	(1)	21	257	(2)	70
Federal National Mortgage Association	261	(3)	14	356	(5)	25	618	(9)	39
Federal Home Loan Mortgage Corporation	28	—	4	301	(4)	23	329	(4)	27
Total collateralized mortgage obligations	497	(5)	67	707	(10)	69	1,204	(15)	136
Total residential mortgage-backed securities	515	(5)	81	738	(11)	82	1,253	(16)	163
Total securities held to maturity in an unrealized loss position	$631	$(6)	87	$738	$(11)	82	$1,369	$(16)	169

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	$22	$—	32	$2	$—	3	$24	$—	35
U.S. Treasury	30	—	2	—	—	—	30	—	2
U.S. government sponsored enterprises	132	(2)	15	—	—	1	132	(2)	16
Corporate	311	(16)	195	102	(18)	71	413	(34)	266
Total debt securities	495	(18)	244	104	(18)	75	599	(36)	319
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	1	—	6	17	(1)	5	18	(1)	11
Federal National Mortgage Association	—	—	—	—	—	1	—	—	1
Federal Home Loan Mortgage Corporation	—	—	1	—	—	—	—	—	1
Collateralized mortgage obligations:
Government National Mortgage Association	94	(1)	4	—	—	—	94	(1)	4
Federal National Mortgage Association	326	(3)	26	166	(6)	10	492	(9)	36
Federal Home Loan Mortgage Corporation	212	(3)	14	39	(2)	2	251	(4)	16
Total collateralized mortgage obligations	631	(6)	44	205	(8)	12	836	(14)	56
Total residential mortgage-backed securities	632	(6)	51	222	(8)	18	854	(15)	69
Commercial mortgage-backed securities, non-agency issued	35	—	6	—	—	—	35	—	6
Total mortgage-backed securities	667	(6)	57	222	(8)	18	889	(15)	75
Collateralized loan obligations, non-agency issued	698	(10)	68	154	(1)	18	852	(11)	86
Asset-backed securities collateralized by:
Student loans	27	—	6	9	—	2	36	—	8
Credit card	8	—	1	—	—	—	8	—	1
Auto loans	2	—	2	—	—	—	2	—	2
Other	33	—	5	—	—	—	33	—	5
Total asset-backed securities	71	(1)	14	9	—	2	79	(1)	16
Other	12	—	2	9	—	3	21	—	5
Total securities available for sale in an unrealized loss position	$1,942	$(35)	385	$498	$(28)	116	$2,441	$(63)	501

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2015	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities held to maturity:
Debt securities, U.S. government agencies	$20	$—	1	$—	$—	—	$20	$—	1
Residential mortgage-backed securities:
Government National Mortgage Association	6	—	4	—	—	1	7	—	5
Federal National Mortgage Association	35	—	14	27	(1)	9	62	(1)	23
Federal Home Loan Mortgage Corporation	31	—	13	4	—	2	35	—	15
Collateralized mortgage obligations:
Government National Mortgage Association	675	(5)	85	63	(1)	22	738	(6)	107
Federal National Mortgage Association	946	(13)	57	398	(13)	27	1,345	(26)	84
Federal Home Loan Mortgage Corporation	1,019	(10)	66	310	(9)	24	1,329	(19)	90
Total collateralized mortgage obligations	2,641	(28)	208	771	(23)	73	3,412	(51)	281
Total residential mortgage-backed securities	2,713	(29)	239	803	(24)	85	3,516	(53)	324
Total securities held to maturity in an unrealized loss position	$2,733	$(29)	240	$803	$(24)	85	$3,535	$(53)	325
We have assessed the securities in an unrealized loss position at March 31, 2016 and at December 31, 2015 and determined that the declines in fair value below amortized cost were temporary.
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
A significant portion of our Volcker Rule conformance efforts included confirming that our activities are either excluded or exempted from the Volcker Rule.  In areas where the Volcker Rule applies to our activities, including in connection with capital markets (e.g., risk mitigating hedging), residential lending (e.g., secondary mortgage originations) and certain other activities, Volcker Rule conformance is not anticipated to have a material impact.
The Volcker Rule's potential impact on us is most significant in connection with Collateralized Loan Obligations ("CLOs") held in our investment securities portfolio. The issuance of the final Volcker Rule restricts our ability to hold debt securities issued by CLOs where our investment in these debt securities is deemed to be an ownership interest in a CLO and the CLO itself does not qualify for an exclusion in the final rule for loan securitizations. On December 18, 2014, the Federal Reserve Board announced it would give banking entities until July 21, 2016 to conform investments in covered funds that were in place prior to December 31, 2013 ("legacy covered funds"). The Board also announced its intention to act in 2016 to grant banking entities an additional one-year extension of the conformance period for legacy covered funds which together would extend until July 21, 2017 the time period for institutions to conform their ownership interests to the stated provisions of the final Volcker Rule.
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
Scheduled contractual maturities of our investment securities at March 31, 2016 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$337	$340
After one year through five years	502	501
After five years through ten years	686	676
After ten years	9	9
Total debt securities	1,534	1,525
Mortgage-backed securities	9,060	9,192
Collateralized loan obligations	1,262	1,242
Asset-backed securities	278	279
Other	22	22
	$12,156	$12,260
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio increased to 3.7 years at March 31, 2016 from 3.3 years at December 31, 2015.
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

Our loans and leases receivable consisted of the following at the dates indicated:

	March 31, 2016			December 31, 2015
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$6,474	$783	$7,257	$6,539	$835	$7,375
Construction	1,369	—	1,369	1,278	—	1,278
Business	6,009	165	6,175	5,853	160	6,013
Total commercial	13,852	948	14,801	13,670	996	14,665
Consumer:
Residential real estate	2,376	955	3,331	2,349	1,005	3,355
Home equity	2,143	914	3,057	2,133	936	3,069
Indirect auto	2,464	—	2,464	2,393	—	2,393
Credit cards	289	—	289	311	—	311
Other consumer	237	—	237	245	—	245
Total consumer	7,509	1,868	9,378	7,431	1,941	9,372
Total loans and leases	21,362	2,817	24,178	21,101	2,937	24,038
Allowance for loan losses	(248)	(5)	(253)	(237)	(5)	(242)
Total loans and leases, net	$21,114	$2,812	$23,926	$20,864	$2,932	$23,796
As of March 31, 2016 and December 31, 2015, we had a liability for unfunded loan commitments of $16 million. For the three months ended March 31, 2016, we did not recognize a provision for credit losses related to our unfunded loan commitments. For the three months ended March 31, 2015, we recognized a provision for credit losses related to our unfunded commitments of $1 million.
At March 31, 2016 and December 31, 2015, our home equity portfolio totaled $3.1 billion, of which $1.2 billion was in the first lien position. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2016 and December 31, 2015.
As of March 31, 2016, commitments to extend credit to related parties amounted to $41 million, of which $36 million was outstanding and due as of March 31, 2016.

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

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition were as follows at the dates indicated:

	March 31, 2016	December 31, 2015
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5	$5
Carrying amount	5	5
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	1,811	1,918
Carrying amount	1,775	1,883
Other acquired loans
Outstanding principal balance	1,055	1,069
Carrying amount	1,036	1,049
Total acquired loans
Outstanding principal balance	2,871	2,992
Carrying amount	2,817	2,937
The following table presents changes in the accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2015	$(663)
Net reclassifications from nonaccretable yield	(9)
Accretion	104
Balance at December 31, 2015	(569)
Net reclassifications from nonaccretable yield	(5)
Accretion	23
Balance at March 31, 2016	$(551)
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
Our threshold for evaluating commercial loans individually for impairment is $1 million. Impaired loans to commercial borrowers with outstandings less than $1 million are pooled and measured for impairment collectively. Additionally, all loans modified in a troubled debt restructuring ("TDR"), regardless of dollar size, are considered impaired.
The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
Originated loans	Real estate	Business	Residential	Home equity	Indirect auto	Credit cards	Other consumer	Total
Three months ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$75	$124	$2	$6	$13	$13	$5	$237
Provision for loan losses	1	15	—	1	2	2	2	23
Charge-offs	(2)	(8)	—	(1)	(3)	(3)	(2)	(19)
Recoveries	1	4	—	—	1	1	—	8
Balance at end of period	$75	$135	$2	$6	$13	$12	$5	$248
Allowance for loan losses:
Individually evaluated for impairment	$3	$9	$—	$—	$—	$—	$—	$13
Collectively evaluated for impairment	72	126	1	6	13	12	5	235
Total	$75	$135	$2	$6	$13	$12	$5	$248
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$40	$85	$22	$17	$4	$—	$2	$171
Collectively evaluated for impairment	7,803	5,924	2,354	2,127	2,460	289	234	21,191
Total	$7,843	$6,009	$2,376	$2,143	$2,464	$289	$237	$21,362
Three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$65	$122	$2	$8	$14	$12	$5	$228
Provision for loan losses	8	—	—	(2)	2	2	1	11
Charge-offs	(4)	(7)	—	(1)	(2)	(3)	(2)	(19)
Recoveries	—	2	—	—	1	1	—	4
Balance at end of period	$69	$117	$2	$6	$14	$11	$4	$224
Allowance for loan losses:
Individually evaluated for impairment	$5	$3	$1	$—	$—	$—	$—	$9
Collectively evaluated for impairment	64	115	1	6	14	11	4	215
Total	$69	$117	$2	$6	$14	$11	$4	$224
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$76	$76	$22	$6	$3	$—	$2	$186
Collectively evaluated for impairment	7,214	5,372	2,114	1,882	2,198	301	261	19,343
Total	$7,291	$5,448	$2,136	$1,888	$2,201	$301	$264	$19,529

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
Acquired loans	Real estate	Business	Residential	Home equity	Credit cards	Other consumer	Total
Three months ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$1	$—	$2	$2	$—	$—	$5
Provision for loan losses	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$1	$—	$2	$1	$—	$—	$5
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1	—	2	1	—	—	5
Total	$1	$—	$2	$1	$—	$—	$5
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$4	$—	$—	$4
Collectively evaluated for impairment	—	165	—	867	—	—	1,032
Loans acquired with deteriorated credit quality	783	—	955	43	—	—	1,780
Total	$783	$165	$955	$914	$—	$—	$2,817
Three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$1	$1	$2	$2	$—	$—	$6
Provision for loan losses	2	—	—	1	—	—	3
Charge-offs	(2)	—	—	(1)	—	—	(3)
Recoveries	—	—	—	—	—	—	—
Balance at end of period	$2	$1	$2	$3	$—	$—	$7
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2	1	2	3	—	—	7
Total	$2	$1	$2	$3	$—	$—	$7
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$3	$—	$4	$—	$—	$7
Collectively evaluated for impairment	—	271	—	939	—	—	1,211
Loans acquired with deteriorated credit quality	996	69	1,194	113	—	—	2,372
Total	$996	$343	$1,194	$1,056	$—	$—	$3,590

Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonperforming loans consisted of the following at the dates indicated:

	March 31, 2016			December 31, 2015
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$37	$—	$37	$44	$—	$44
Business	72	1	73	56	1	58
Total commercial	109	1	110	101	1	102
Consumer:
Residential real estate	30	—	30	32	—	32
Home equity	36	23	59	36	24	59
Indirect auto	17	—	17	15	—	15
Other consumer	5	—	5	5	—	5
Total consumer	88	23	111	87	24	111
Total	$197	$25	$222	$188	$25	$214
The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended
	March 31,
	2016	2015

Additional interest income that would have been recorded if nonperforming loans had performed in accordance with original terms	$3	$3

Impaired loans
The following table provides information about our impaired originated loans including ending recorded investment, principal balance, and related allowance amount at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The recorded investment of our impaired loans, less any related allowance for loan losses, was 68% and 64% of the loans’ unpaid principal balance at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016			December 31, 2015
Originated loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$13	$31	$—	$17	$35	$—
Business	43	73	—	37	80	—
Total commercial	56	104	—	54	115	—
Consumer:
Residential real estate	16	19	—	16	19	—
Home equity	12	16	—	12	15	—
Indirect auto	3	5	—	3	4	—
Other consumer	1	2	—	2	2	—
Total consumer	32	41	—	32	40	—
Total	$88	$145	$—	$86	$155	$—
With a related allowance recorded:
Commercial:
Real estate	$28	$32	$3	$31	$38	$2
Business	42	43	9	32	33	7
Total commercial	70	75	13	63	71	9
Consumer:
Residential real estate	6	6	—	6	6	—
Home equity	5	5	—	5	5	—
Indirect auto	1	1	—	1	1	—
Other consumer	1	1	—	1	1	—
Total consumer	14	13	—	13	13	—
Total	$83	$88	$13	$76	$84	$10
Total
Commercial:
Real estate	$40	$63	$3	$47	$72	$2
Business	85	116	9	69	113	7
Total commercial	125	179	13	116	186	9
Consumer:
Residential real estate	22	25	—	22	25	—
Home equity	17	21	—	17	20	—
Indirect auto	4	6	—	4	6	—
Other consumer	2	3	—	2	3	—
Total consumer	46	54	—	45	53	—
Total	$171	$233	$13	$162	$239	$10

The following table provides information about our impaired acquired loans with no related allowance at the dates indicated. There were no impaired acquired loans with a related allowance at the dates indicated. The remaining credit mark is considered adequate to cover any loss on these balances.

	March 31, 2016			December 31, 2015
Acquired loans	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Commercial:
Real estate	$—	$—	$—	$—	$—	$—
Business	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	4	6	—	4	6	—
Other consumer	—	—	—	—	—	—
Total consumer	4	6	—	4	6	—
Total(1)	$4	$6	$—	$4	$6	$—

(1)	Includes nonperforming purchased credit impaired loans.
The following table provides information about our impaired originated loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three months ended March 31,
	2016		2015
Originated loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$43	$—	$77	$—
Business	104	—	78	—
Total commercial	147	1	155	1
Consumer:
Residential real estate	22	—	22	—
Home equity	17	—	6	—
Indirect auto	5	—	3	—
Other consumer	3	—	3	—
Total consumer	46	—	33	—
Total	$193	$1	$189	$1

The following table provides information about our impaired acquired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three months ended March 31,
	2016		2015
Acquired loans	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$—	$—	$—	$—
Business	—	—	3	—
Total commercial	—	—	3	—
Consumer:
Residential real estate	—	—	—	—
Home equity	4	—	4	—
Other consumer	—	—	—	—
Total consumer	4	—	4	—
Total(1)	$4	$—	$7	$—

(1)	Includes nonperforming purchased credit impaired loans.
Period end nonperforming loans differed from the amount of total impaired loans as certain TDRs, which are considered impaired loans, were accruing interest because the borrower demonstrated a consistent repayment record. Also contributing to the difference are nonperforming commercial loans less than $1 million and nonperforming consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses.
The following table is a reconciliation between nonperforming loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
March 31, 2016
Nonperforming loans	$110	$111	$222
Plus: Accruing TDRs	49	14	64
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(35)	(75)	(110)
Total impaired loans(1)	$125	$50	$175
December 31, 2015:
Nonperforming loans	$102	$111	$214
Plus: Accruing TDRs	49	13	63
Less: Smaller balance nonperforming loans evaluated collectively when determining the allowance for loan losses	(35)	(75)	(110)
Total impaired loans(1)	$116	$50	$166

(1)	Includes nonperforming purchased credit impaired loans.

Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment.
The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
March 31, 2016
Originated loans
Commercial:
Real estate	$12	$2	$29	$43	$7,800	$7,843	$—
Business	9	4	19	32	5,978	6,009	—
Total commercial	21	6	48	75	13,778	13,852	—
Consumer:
Residential real estate	3	1	19	22	2,354	2,376	—
Home equity	2	1	22	26	2,118	2,143	—
Indirect auto	15	3	5	24	2,441	2,464	—
Credit cards	1	1	2	5	284	289	2
Other consumer	2	1	4	6	230	237	—
Total consumer	23	8	52	83	7,426	7,509	2
Total	$44	$14	$100	$158	$21,204	$21,362	$2
Acquired loans
Commercial:
Real estate	$3	$2	$15	$19	$763	$783	$15
Business	—	—	1	2	164	165	—
Total commercial	3	2	16	21	927	948	15
Consumer:
Residential real estate	9	6	38	54	901	955	38
Home equity	4	2	17	23	891	914	1
Total consumer	13	8	55	76	1,792	1,868	40
Total	$15	$10	$72	$97	$2,719	$2,817	$55

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
December 31, 2015
Originated loans
Commercial:
Real estate	$8	$2	$29	$39	$7,778	$7,817	$—
Business	26	3	23	51	5,802	5,853	—
Total commercial	34	5	52	90	13,580	13,670	—
Consumer:
Residential real estate	5	1	20	26	2,323	2,349	—
Home equity	3	2	22	26	2,107	2,133	—
Indirect auto	20	4	6	30	2,364	2,393	—
Credit cards	2	1	2	5	306	311	2
Other consumer	2	1	3	6	239	245	—
Total consumer	31	9	53	92	7,339	7,431	2
Total	$64	$13	$104	$182	$20,919	$21,101	$3
Acquired loans
Commercial:
Real estate	$2	$1	$20	$23	$812	$835	$20
Business	—	—	1	2	159	160	—
Total commercial	3	1	21	25	971	996	20
Consumer:
Residential real estate	12	5	43	60	945	1,005	43
Home equity	3	1	18	22	914	936	1
Total consumer	15	6	61	82	1,859	1,941	45
Total	$18	$7	$82	$107	$2,830	$2,937	$65

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

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of total
March 31, 2016
Originated loans:
Pass	$7,550	$5,617	$13,166	95.0%
Criticized:(1)
Accrual	256	321	577	4.2
Nonaccrual	37	72	109	0.8
Total criticized	293	393	686	5.0
Total	$7,843	$6,009	$13,852	100.0%
Acquired loans:
Pass	$702	$131	$833	87.8%
Criticized:(1)
Accrual	81	33	114	12.0
Nonaccrual	—	1	1	0.2
Total criticized	81	34	115	12.2
Total	$783	$165	$948	100.0%
December 31, 2015
Originated loans:
Pass	$7,510	$5,488	$12,998	95.1%
Criticized:(1)
Accrual	262	308	571	4.2
Nonaccrual	44	56	101	0.7
Total criticized	307	365	672	4.9
Total	$7,817	$5,853	$13,670	100.0%
Acquired loans:
Pass	$748	$133	$881	88.5%
Criticized:(1)
Accrual	87	26	113	11.4
Nonaccrual	—	1	1	0.1
Total criticized	87	27	114	11.5
Total	$835	$160	$996	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business,” under “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2015.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Indirect auto	Credit cards	Other consumer	Total	Percent of total
March 31, 2016
Originated loans by refreshed FICO score:
Over 700	$2,090	$1,770	$1,737	$201	$154	$5,953	79.3%
660-700	159	202	374	47	40	822	10.9
620-660	61	84	186	22	20	374	5.0
580-620	31	39	77	10	11	167	2.2
Less than 580	32	46	91	7	11	187	2.5
No score(1)	3	2	—	1	—	7	0.1
Total	$2,376	$2,143	$2,464	$289	$237	$7,509	100.0%
Acquired loans by refreshed FICO score:
Over 700	$642	$732	$—	$—	$—	$1,374	73.6%
660-700	75	73	—	—	—	148	7.9
620-660	52	42	—	—	—	94	5.0
580-620	43	27	—	—	—	70	3.7
Less than 580	48	25	—	—	—	73	3.9
No score(1)	95	15	—	—	—	110	5.9
Total	$955	$914	$—	$—	$—	$1,868	100.0%
December 31, 2015
Originated loans by refreshed FICO score:
Over 700	$2,084	$1,767	$1,700	$220	$161	$5,932	79.8%
660-700	139	197	364	50	41	791	10.7
620-660	60	85	177	23	21	365	4.9
580-620	30	39	74	10	12	166	2.2
Less than 580	31	44	78	7	10	169	2.3
No score(1)	4	2	—	2	—	8	0.1
Total	$2,349	$2,133	$2,393	$311	$245	$7,431	100.0%
Acquired loans by refreshed FICO score:
Over 700	$682	$750	$—	$—	$—	$1,432	73.8%
660-700	77	76	—	—	—	154	7.9
620-660	59	42	—	—	—	100	5.2
580-620	43	29	—	—	—	72	3.7
Less than 580	44	24	—	—	—	68	3.5
No score(1)	100	16	—	—	—	115	5.9
Total	$1,005	$936	$—	$—	$—	$1,941	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs at the dates indicated:

	March 31, 2016	December 31, 2015
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$64	$63
Nonaccrual	47	52
Total troubled debt restructurings (1)	$111	$115

(1)	Includes 101 and 102 acquired loans that were restructured with a recorded investment of $4 million and $4 million at March 31, 2016 and December 31, 2015, respectively.
The modifications made to loans classified as TDRs typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, rate reduction, or loans restructured in a Chapter 7 bankruptcy. We generally do not forgive principal when restructuring loans.

The financial effects of our modifications are as follows for the periods indicated. There were no new commercial TDRs during the three months ended March 31, 2016.

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended March 31, 2016
Consumer:
Residential real estate
Rate reduction	2	—	—	—
Deferral of principal	1	—	—	—
Extension of term and rate reduction	2	—	—	—
Other	3	—	—	—
Home equity
Extension of term and rate reduction	2	—	—	—
Chapter 7 Bankruptcy	18	1	—	—
Indirect auto
Chapter 7 Bankruptcy	90	1	—	—
Other consumer
Chapter 7 Bankruptcy	3	—	—	—
Other	1	—	—	—
Total consumer	122	4	—	—

Three months ended March 31, 2015
Commercial:
Commercial business
Rate reduction	2	—	—	—
Total commercial	2	—	—	—
Consumer:
Residential real estate
Extension of term	7	1	—	—
Extension of term and rate reduction	4	1	—	—
Chapter 7 Bankruptcy	5	1	—	—
Home equity
Extension of term	1	—	—	—
Extension of term and rate reduction	1	—	—	—
Chapter 7 Bankruptcy	23	1	—	—
Indirect auto
Chapter 7 Bankruptcy	53	1	—	—
Other consumer
Chapter 7 Bankruptcy	2	—	—	—
Total consumer	96	5	—	—
Total	98	$5	$—	$—
1)     Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant for the three months ended March 31, 2016 or the three months ended March 31, 2015.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default was not significant for the three months ended March 31, 2016 or the three months ended March 31, 2015.

Residential Mortgage Banking
The following table provides information about our residential mortgage banking activities at the dates indicated:

	March 31,
	2016	2015
Mortgages serviced for others	$4,041	$3,869
Mortgage servicing asset recorded for loans serviced for others, net	38	37
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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
March 31, 2016
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$263	$10
Derivatives not designated as hedging instruments:
Interest rate swap agreements	4,358	218	4,342	221
Total derivatives	$4,358	$218	$4,604	$230
December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swap agreements	$2	$—	$263	$4
Derivatives not designated as hedging instruments:
Interest rate swap agreements	4,221	123	4,224	124
Total derivatives	$4,224	$123	$4,487	$128

(1)	Represents gross amounts, included in Other Assets in our Consolidated Statements of Condition.

(2)	Represents gross amounts, included in Other Liabilities in our Consolidated Statements of Condition.
All of our interest rate swaps for which we had master netting positions with the counterparty were in a liability position at March 31, 2016 and December 31, 2015. Accordingly, there was no offsetting in our Consolidated Statements of Condition at March 31, 2016 and December 31, 2015. We posted collateral for liability positions with a fair value of $316 million and $195 million at March 31, 2016 and December 31, 2015, respectively.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans attributable to the hedged risk. The net impact of the fair value hedging relationships on net income was not significant for the three months ended March 31, 2016 and 2015.

We have entered into interest rate swaps to reduce our exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the forecasted hedged borrowing. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings. At March 31, 2016, there was a $3 million loss recognized in accumulated other comprehensive income related to these swaps.
At March 31, 2016, there was a $4 million loss recognized in accumulated other comprehensive income related to borrowings that were previously hedged using interest rate swaps that were classified as cash flow hedges. This amount will be reclassified out of accumulated other comprehensive income and into earnings over the remaining life of the hedged borrowings as an adjustment of yield.
The following table presents certain information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated.

	Three months ended March 31,
Cash Flow Hedges	2016	2015
Interest rate swap agreements:
Amount of (loss) on derivatives recognized in other comprehensive income, net of tax	$(2)	$(1)

Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedging relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $2 million and $3 million for the three months ended March 31, 2016 and 2015, respectively, included in Capital Markets income in our Consolidated Statements of Income.

Note 5. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended March 31,
	2016	2015
Net income available to common stockholders	$41	$44
Less income allocable to unvested restricted stock awards	—	—
Net income allocable to common stockholders	$40	$44
Weighted average common shares outstanding:
Total shares issued	366	366
Unvested restricted stock awards	(3)	(3)
Treasury shares	(11)	(13)
Total basic weighted average common shares outstanding	351	351
Effect of dilutive stock-based awards	3	2
Total diluted weighted average common shares outstanding	354	353
Basic earnings per common share	$0.11	$0.12
Diluted earnings per common share	$0.11	$0.12
Anti-dilutive stock-based awards excluded from the diluted weighted average common share calculations	3	11

Note 6. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Three months ended March 31,
	Pretax	Income taxes	Net
2016
Securities available for sale:
Net unrealized holding gains arising during the period	$17	$6	$11
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period(1)	(2)	(1)	(1)
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(3)	(1)	(2)
Amortization of net loss related to pension and post-retirement plans	1	—	—
Total other comprehensive income	$14	$5	$8
2015
Securities available for sale:
Net unrealized holding gains arising during the period	$26	$10	$16
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding gains to income during the period(1)	(2)	(1)	(2)
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(2)	(1)	(1)
Net unrealized losses on interest rate swaps designated as cash flow hedges	(1)	(1)	(1)
Amortization of net loss related to pension and post-retirement plans	1	—	1
Total other comprehensive income	$23	$8	$15

(1)	Included in Interest income on investment securities and other in our Consolidated Statements of Income.
The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

	Net unrealized (losses) gains on securities available for sale	Net unrealized gains (losses) on securities transferred from available for sale to held to maturity	Unrealized losses on interest rate swaps designated as cash flow hedges	Pension and postretirement plans	Total
Balance, January 1, 2016	$(10)	$6	$(6)	$(39)	$(48)
Period change, net of tax	11	(1)	(2)	—	8
Balance, March 31, 2016	$1	$5	$(8)	$(38)	$(39)
Balance, January 1, 2015	$52	$12	$(5)	$(51)	$9
Period change, net of tax	16	(2)	(1)	1	15
Balance, March 31, 2015	$68	$11	$(6)	$(50)	$23
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on either broker quotes or internally developed models. We determine the fair value using third party pricing services, including brokers. As of March 31, 2016, none of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”
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

The table below presents information about our loans held for sale for which we elected the fair value option at the dates indicated:

	March 31, 2016	December 31, 2015
Fair value carrying amount	$23	$43
Aggregate unpaid principal balance	22	42
Fair value carrying amount less aggregate unpaid principal balance	$1	$1
Additionally, included in loans held for sale on our Consolidated Statements of Condition are $4 million and $3 million of commercial loans held for sale that are carried at the lower of cost or market at March 31, 2016 and December 31, 2015, respectively.
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
March 31, 2016
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$354	$—	$354	$—
U.S. Treasury	66	66	—	—
U.S. government sponsored enterprises	167	—	167	—
Corporate	807	—	803	4
Total debt securities	1,394	66	1,324	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	26	—	26	—
Federal National Mortgage Association	66	—	66	—
Federal Home Loan Mortgage Corporation	82	—	82	—
Collateralized mortgage obligations:
Government National Mortgage Association	120	—	120	—
Federal National Mortgage Association	825	—	825	—
Federal Home Loan Mortgage Corporation	436	—	436	—
Total collateralized mortgage obligations	1,380	—	1,380	—
Total residential mortgage-backed securities	1,554	—	1,554	—
Commercial mortgage-backed securities, non-agency issued	949	—	949	—
Total mortgage-backed securities	2,502	—	2,502	—
Collateralized loan obligations, non-agency issued	1,242	—	1,242	—
Asset-backed securities collateralized by:
Student loans	163	—	163	—
Credit cards	20	—	20	—
Auto loans	44	—	44	—
Other	52	—	52	—
Total asset-backed securities	279	—	279	—
Other	22	21	1	—
Total securities available for sale	5,439	87	5,348	4
Loans held for sale (1)	23	—	23	—
Derivatives	218	—	218	—
Total assets	$5,680	$87	$5,589	$4
Liabilities:
Derivatives	$230	$—	$230	$—

(1)	Represents loans for which we have elected the fair value option.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$379	$—	$379	$—
U.S. Treasury	55	55	—	—
U.S. government sponsored enterprises	269	—	269	—
Corporate	801	—	797	4
Total debt securities	1,504	55	1,445	4
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	26	—	26	—
Federal National Mortgage Association	71	—	71	—
Federal Home Loan Mortgage Corporation	87	—	87	—
Collateralized mortgage obligations:
Government National Mortgage Association	94	—	94	—
Federal National Mortgage Association	730	—	730	—
Federal Home Loan Mortgage Corporation	355	—	355	—
Total collateralized mortgage obligations	1,179	—	1,179	—
Total residential mortgage-backed securities	1,364	—	1,364	—
Commercial mortgage-backed securities, non-agency issued	1,085	—	1,085	—
Total mortgage-backed securities	2,449	—	2,449	—
Collateralized loan obligations, non-agency issued	1,186	—	1,186	—
Asset-backed securities collateralized by:
Student loans	171	—	171	—
Credit cards	20	—	20	—
Auto loans	66	—	66	—
Other	53	—	53	—
Total asset-backed securities	310	—	310	—
Other	22	21	1	—
Total securities available for sale	5,471	76	5,391	4
Loans held for sale (1)	43	—	43	—
Derivatives	123	—	123	—
Total assets	$5,637	$76	$5,557	$4
Liabilities:
Derivatives	$128	$—	$128	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Three months ended March 31, 2016
Collateral dependent impaired loans	$8	$—	$8	$—	$—
Three months ended March 31, 2015
Collateral dependent impaired loans	$18	$—	$9	$9	$(2)
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
During the three months ended March 31, 2016, we recorded a decrease of $0.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $8 million at March 31, 2016, which is included in our provision for credit losses. During the three months ended March 31, 2015 we recorded an increase of $2 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $18 million at March 31, 2015, which is included in our provision for credit losses.
Level 3 Assets
Due to the lack of observable market data, we have classified our trust preferred securities, which are included in corporate debt securities and amounted to $4 million at March 31, 2016 and December 31, 2015, in Level 3 of the fair value hierarchy. There were no changes in our trust preferred securities during the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, the fair values of our trust preferred securities are based upon third party pricing without adjustment.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	March 31, 2016				December 31, 2015
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value	Fair value level
Financial assets:
Cash and cash equivalents	$383	$383	1		$672	$672	1
Investment securities available for sale	5,439	5,439	1,2,3	(1)	5,471	5,471	1,2,3	(1)
Investment securities held to maturity	6,721	6,821	2		6,388	6,378	2
Federal Home Loan Bank and Federal Reserve Bank common stock	376	376	2		410	410	2
Loans held for sale	27	27	2		46	46	2
Loans and leases, net	23,926	24,170	2,3	(2)	23,796	23,749	2,3	(2)
Derivatives	123	123	2		123	123	2
Accrued interest receivable	117	117	2		104	104	2
Financial liabilities:
Deposits	$29,561	$29,574	2		$28,701	$28,705	2
Borrowings	5,864	5,884	2		6,657	6,666	2
Derivatives	128	128	2		128	128	2
Accrued interest payable	19	19	2		14	14	2

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $8 million of collateral dependent impaired loans without significant adjustments made to appraised values at March 31, 2016 and December 31, 2015. All other loans and leases are classified as level 3.

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
Selected financial information for our segments follows for the periods indicated:

	Banking	Financial services	Consolidated total
Three months ended March 31, 2016
Net interest income	$268	$—	$268
Provision for credit losses	23	—	23
Net interest income after provision for credit losses	245	—	245
Noninterest income	65	15	79
Amortization of intangibles	3	—	4
Other noninterest expense	239	13	251
Income before income taxes	67	2	69
Income tax expense	20	1	20
Net income	$47	$1	$48
Three months ended March 31, 2015
Net interest income	$263	$—	$263
Provision for credit losses	13	—	13
Net interest income after provision for credit losses	250	—	250
Noninterest income	67	16	82
Amortization of intangibles	6	1	6
Other noninterest expense	241	13	255
Income before income taxes	70	2	71
Income tax expense	19	1	20
Net income	$50	$1	$51

Note 9. Condensed Parent Company Only Financial Statements
The following condensed statements of condition, the related condensed statements of income, and cash flows should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$386	$394
Investment in subsidiary	4,448	4,418
Deferred taxes	31	33
Other assets	16	12
Total assets	$4,880	$4,857
Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$19	$19
Borrowings	712	712
Stockholders’ equity	4,150	4,126
Total liabilities and stockholders’ equity	$4,880	$4,857

	Three months ended March 31,
Condensed Statements of Income	2016	2015
Dividends received from subsidiary	$40	$—
Interest expense	12	12
Net interest income	28	(12)
Noninterest expense	9	5
Income (loss) before income taxes and undisbursed income of subsidiary	19	(17)
Income tax benefit	(8)	(7)
Income (loss) before undisbursed income of subsidiary	27	(11)
Undisbursed income of subsidiary	21	62
Net income	48	51
Preferred stock dividend	8	8
Net income available to common stockholders	$41	$44

Net income	$48	$51
Other comprehensive income(1)	8	15
Total comprehensive income	$57	$66

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive loss detail.

	Three months ended March 31,
Condensed Statements of Cash Flows	2016	2015
Cash flows from operating activities:
Net income	$48	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(21)	(62)
Stock-based compensation expense	4	2
Deferred income tax benefit	(2)	(2)
Decrease in other assets	—	2
Decrease in other liabilities	—	(1)
Net cash provided by (used in) operating activities	29	(9)
Cash flows from financing activities:
Return of capital from subsidiary	—	45
Dividends paid on preferred stock	(8)	(8)
Dividends paid on common stock	(28)	(28)
Net cash (used in) provided by financing activities	(36)	9
Net decrease in cash and cash equivalents	(7)	—
Cash and cash equivalents at beginning of period	394	383
Cash and cash equivalents at end of period	$386	$383

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Part I, Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2016 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
During the quarter ended March 31, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Since the announcement of the Merger, eight shareholders of the Company have filed separate putative class action complaints challenging the Merger. Six complaints were filed in New York State Supreme Court, Erie County (the "Court"); these complaints were subsequently consolidated into a single action entitled In re First Niagara Financial Group, Inc. Shareholders Litigation, Case No. 812908/2015 (the “New York Action”). One complaint was filed in the Court of Chancery, Delaware, and one was filed in United States District Court, District of Delaware. The complaints were brought against the Company, each of its directors individually, and KeyCorp. All of the lawsuits seek, among other things, to enjoin or rescind the Merger, and to obtain an award of costs and attorneys’ fees and damages for the alleged fiduciary breaches.
On March 8, 2016, First Niagara, each of its directors and KeyCorp entered into a memorandum of understanding with plaintiffs regarding the settlement of the New York Action. The memorandum of understanding reflects the plaintiffs’ and the defendants’ agreement in principle to settle the New York Action and release the defendants from all claims relating to the Merger, subject to the approval of the Court. Under the terms of the agreement in principle, plaintiffs’ counsel also has reserved the right to seek an award of attorneys’ fees and expenses. If the Court approves the settlement contemplated by the agreement in principle, the New York action will be dismissed with prejudice.
Also on or about March 8, 2016, defendants and the plaintiff in the matter pending before the Delaware Court of Chancery agreed to stay the proceedings in light of the settlement of the New York Action. On or about March 14, 2016, the plaintiff and defendants in the Delaware federal court action reached an agreement to settle that action, and on March 31, 2016, the Court entered an order of dismissal.
None of the settlements will affect the merger consideration to be paid to First Niagara’s stockholders in connection with the Merger.
First Niagara, KeyCorp and the other defendants deny all of the allegations made by plaintiffs in each of the actions and believe the disclosures in the Joint Proxy Statement are adequate under the law. Nevertheless, First Niagara, KeyCorp and the other defendants have agreed to settle the New York Action and the action brought in the District of Delaware in order to avoid the costs, disruption, and distraction of further litigation.
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

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2015 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the first quarter of 2016.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)    Not applicable.
(b)    Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits
10.1	Second Amendment to the First Niagara Financial Group Separation Pay Plan (As Amended and Restated Effective July 1, 2013)*
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: April 29, 2016	By:	/s/ Gary M. Crosby
Gary M. Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)